Form 10-K
period 2019-12-31
Alpine Income Property Trust, Inc.
filed 2020-02-21
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-39143

ALPINE INCOME PROPERTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	84-2769895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1140 N. Williamson Blvd., Suite 140 Daytona Beach, Florida	32114
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code

(386) 274-2202

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Trading Symbol	Name of each exchange on which registered
COMMON STOCK, $0.01 PAR VALUE	PINE	NYSE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The Registrant’s common stock began trading on the New York Stock Exchange on November 22, 2019. Prior to that date, the Registrant’s common stock was not traded on any national securities exchange or in the over-the-counter market. On December 31, 2019, the last business day of the Registrant’s most recently completed fourth fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $134,631,674 based on the closing sales price of the Registrant’s common stock on such date as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant’s common stock of which the Registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

The number of shares of the registrant’s common stock outstanding on February 14, 2020 was 7,904,006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference in Part III of this report.

PART I

When we refer to “we,” “us,” “our,” “PINE,” or “the Company,” we mean Alpine Income Property Trust, Inc. and its consolidated subsidiaries. References to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Alpine Income Property Trust, Inc. included in Item 8 of this Annual Report on Form 10-K. Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K or any document incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-K.

ITEM 1.              BUSINESS

OVERVIEW

Business

We are a newly organized real estate company that owns and operates a high-quality portfolio of single-tenant commercial properties all located in the United States. All of the properties in our initial portfolio are leased on a long-term basis and located primarily in or in close proximity to major metropolitan statistical areas, or MSAs, and in growth markets and other markets in the United States with favorable economic and demographic conditions. Eighteen of the 20 properties in our initial portfolio, representing approximately 81% of our initial portfolio’s annualized base rent (as of December 31, 2019), are leased on a triple-net basis. Our properties are primarily leased to industry leading, creditworthy tenants, many of which operate in industries we believe are resistant to the impact of e-commerce. Our initial portfolio consists of 20 single-tenant, primarily net leased retail and office properties located in 15 markets in ten states, which we acquired from Consolidated-Tomoka Land Co. (“CTO”), a public company listed on the NYSE American under the symbol “CTO”, in our Formation Transactions (defined below) utilizing approximately $125.9 million of proceeds from our initial public offering of our common stock (our “IPO”) and the issuance of 1,223,854 units of our operating partnership (the “OP Units”) that had an initial value of approximately $23.3 million based on our IPO price of $19.00 per share (the “IPO Price”). For two of our properties in our initial portfolio, we are the lessor in a long-term ground lease to the tenant.

Our initial portfolio is comprised of single-tenant retail and office properties primarily located in or in close proximity to major MSAs, growth markets and other markets in the United States with favorable economic and demographic conditions and leased to tenants with favorable credit profiles or performance attributes. All of the properties in our initial portfolio are subject to long-term, primarily triple-net leases, which generally require the tenant to pay all of the property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. We intend to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2019 upon the filing of our tax return for such taxable year. We believe that, commencing with such short taxable year, we have been organized and have operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. We intend to continue to operate in such a manner, but no assurances can be given that we will continue to operate in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws.

Our objective is to maximize cash flow and value per share by generating stable and growing cash flows and attractive risk-adjusted returns through owning, operating and growing a diversified portfolio of high-quality single-tenant, net leased commercial properties with strong long-term real estate fundamentals. The 20 properties in our initial portfolio are 100% occupied and represent approximately 817,000 of gross rentable square feet with leases that have a weighted average lease term of approximately 8.0 years (based on annualized base rent as of December 31, 2019). None of our leases expire prior to January 31, 2024. Our initial portfolio is representative of our investment thesis, which consists of one or more of the following core investment criteria:

•	Attractive Locations. The 20 properties in our initial portfolio represent approximately 817,000 gross rentable square feet, are 100% occupied and are primarily located in or in close proximity to major MSAs and in growth markets and other markets in the United States with favorable economic and demographic conditions. Approximately 81% of our initial portfolio’s annualized base rent as of December 31, 2019 was derived from properties (i) located in MSAs with populations greater than one million and unemployment rates less than 3.6% and (ii) where the mean household income within a three-mile radius of the property is greater than $88,000.

•	Creditworthy Tenants. Approximately 36.3% of our initial portfolio’s annualized base rent as of December 31, 2019 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency. Our largest tenant, Wells Fargo N.A., has an ‘A+’ credit rating from S&P Global Ratings and contributed approximately 23.7% of our initial portfolio’s annualized base rent as of December 31, 2019.

•	Geographically Diversified. Our initial portfolio is occupied by 16 tenants across 15 markets in ten states. Our largest property, as measured by annualized base rent, is located in the Portland, Oregon MSA.

•	100% Occupied with Long Duration Leases. Our initial portfolio is 100% leased and occupied. The leases in our initial portfolio have a weighted average remaining lease term of approximately 8.0 years (based on annualized base rent as of December 31, 2019), with none of the leases expiring prior to January 31, 2024.

•	Contractual Rent Growth. Approximately 56.4% of the leases in our initial portfolio (based on annualized base rent as of December 31, 2019) provide for increases in contractual base rent during the current term. In addition, approximately 84% (based on annualized base rent as of December 31, 2019) of the leases in our initial portfolio allow for increases in base rent during the lease extension periods.

Organization and Formation Transactions

The Company is a Maryland corporation. We closed our IPO on November 26, 2019 and our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “PINE.” At our IPO we sold 7,500,000 shares of our common stock at $19 per share. CTO purchased 421,053 of the shares of our common stock that we sold in our IPO. We refer to our IPO, the CTO Private Placement (defined below), and the other transactions executed at the time of our listing on the NYSE collectively as the “Formation Transactions”.

We conduct the substantial majority of our operations through Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of December 31, 2019, we have a total ownership interest in the Operating Partnership of approximately 86.6%, with CTO holding, directly and indirectly, a 13.4% ownership interest in the Operating Partnership. Our interest in the Operating Partnership will generally entitle us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, will generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our board of directors will manage our business and affairs.

Beginning on and after the date that is 12 months after the issuance of the OP Units, each limited partner of the Operating Partnership will have the right to require the Operating Partnership to redeem part or all of its OP Units for cash, based upon the value of an equivalent number of shares of our common stock at the time of the redemption, or, at our election, shares of our common stock on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of our stock set forth in our charter. Each redemption of OP Units will increase our percentage ownership interest in the Operating Partnership and our share of its cash distributions and profits and losses.

We are externally managed by Alpine Income Property Manager, LLC (the “Manager”), a wholly owned subsidiary of CTO. Concurrently with the closing of our IPO, CTO invested $7.5 million in exchange for 394,737 shares of our common stock at the IPO Price (the “CTO Private Placement”). In addition, CTO purchased from us $8 million in shares of our common stock, or 421,053 shares, in our IPO. Upon completion of our IPO and the CTO Private Placement and the other transactions in the Formation Transactions, CTO owned approximately 22.3% of our outstanding common stock (assuming the OP Units issued to CTO in the Formation Transactions are exchanged for shares of our common stock on a one-for-one basis).

On November 26, 2019, we entered into a $100 million unsecured revolving credit facility (the “Credit Facility”) that is available to us for general corporate purposes, including the funding of potential future acquisitions. Affiliates of BMO Capital Markets Corp. and Raymond James & Associates, Inc. are the lenders under our Credit Facility.

Investment Strategy

We seek to acquire, own and operate primarily freestanding, single-tenant commercial real estate properties primarily located in our target markets leased primarily pursuant to triple-net, long-term leases. Within our target markets, we are focused on investments in single-tenant retail and office properties. We target tenants in industries that we believe are favorably impacted by current macroeconomic trends that support consumer spending, such as strong and growing employment and positive consumer sentiment, as well as tenants in industries that have demonstrated resistance to the impact of the growing e-commerce retail sector. We also seek to invest in properties that are net leased to tenants that we determine have attractive credit characteristics, stable operating histories and healthy rent coverage levels, are well-located within their market and have rent levels at or below market rent levels. Furthermore, we believe that the size of our company will, for at least the near term, allow us to focus our investment activities on the acquisition of single properties or smaller portfolios of properties that represent a transaction size that most of our publicly-traded net lease REIT peers will not pursue on a consistent basis.

Our strategy for investing in income-producing properties is focused on factors including, but not limited to, long-term real estate fundamentals and target markets, including major markets or those markets experiencing significant economic growth. We employ a methodology for evaluating targeted investments in income-producing properties which includes an evaluation of: (i) the attributes of the real estate (e.g. location, market demographics, comparable properties in the market, etc.); (ii) an evaluation of the existing tenant(s) (e.g. credit-worthiness, property level sales, tenant rent levels compared to the market, etc.); (iii) other market-specific conditions (e.g. tenant industry, job and population growth in the market, local economy, etc.); and (iv) considerations relating to the Company’s business and strategy (e.g. strategic fit of the asset type, property management needs, alignment with the Company’s structure, etc.).

We believe that the single-tenant retail and office properties we own and intend to acquire will provide our stockholders with investment diversification and can deliver strong risk-adjusted returns. We expect the majority of our net leased properties will be single-tenant retail properties, with the remainder comprised of single-tenant office properties that are critical to the tenant’s overall business. We believe the risk-adjusted returns for select single-tenant office properties are compelling and offer attractive investment yields, rental rates at or below prevailing market rental rates and an investment basis below replacement cost. Based on our senior management team’s experience, we believe single-tenant office properties often have less buyer competition. In addition, we believe that long-term property tenants who have consistently invested their own capital into their leased premises are less likely to vacate the property and the risk of significant capital investment to re-lease the property is reduced. We believe that certain of the single-tenant office properties in our initial portfolio provide the opportunity for increased rents to higher market rent levels at the end of their lease terms.

Market Opportunity

We believe the single-tenant, net lease market has expanded steadily over the last several years, and investor demand for net leased properties continued to gain momentum into 2019 and likely beyond. Unlike a gross lease, which places the financial responsibility for most expenses with the property owner, the net lease structure shifts the majority or entirety of costs for property taxes, insurance, maintenance and often utilities and capital expenditures, to the lessee, in addition to rent payments. Net leases are generally executed for an initial term of 10 to 15 years, but 20- and 25-year leases are not uncommon. Lease agreements often include multiple options for the tenant to extend and may include terms for periodic rent increases. Comparatively, multi-tenant commercial real estate properties under gross leases often have average initial lease terms between five and ten years with shorter or fewer options to extend. Rent escalation is also commonly embedded in the net lease terms as a specified percentage increase of existing rent per year or determined by reference to an inflation measure such as the Consumer Price Index. With cash flows that are intended to be passive, stable and paid at regular intervals, net leased real estate is similar, in many ways, to interest-bearing corporate bonds, but with the additional potential for appreciation in the value of the underlying property.

Income Property Portfolio

As of December 31, 2019, the Company owned twenty single-tenant income properties in ten states. Following is a summary of these properties:

Type	Tenant	S&P Credit Rating(1)	Location	Rentable Square Feet		Lease Expiration Date	Remaining Term (Years)	Tenant Extension Options (Number x Years)	Contractual Rent Escalations	Annualized Base Rent(2)
Office	Wells Fargo	A+	Portland, OR	211,863		12/31/25	6.0	3x5	No	$3,137,166
Office	Hilton Grand Vacations	BB+	Orlando, FL	102,019		11/30/26	6.9	2x5	Yes	$1,825,444
Retail	LA Fitness	B+	Brandon, FL	45,000		4/26/32	12.3	3x5	Yes	$957,887
Retail	At Home	B+	Raleigh, NC	116,334		9/14/29	9.7	4x5	Yes	$722,117
Retail	Century Theater	BB	Reno, NV	52,474		11/30/24	4.7	3x5	No	$685,675
Retail	Container Store	B	Phoenix, AZ	23,329		2/28/30	10.2	2x5	Yes	$725,502
Office	Hilton Grand Vacations	BB+	Orlando, FL	31,895		11/30/26	6.9	2x5	Yes	$684,319
Retail	Live Nation Entertainment, Inc.	BB-	East Troy, WI	—	(3)	3/31/30	10.3	N/A	Yes	$624,899
Retail	Hobby Lobby	N/A	Winston-Salem, NC	55,000		3/31/30	10.3	3x5	Yes	$562,366
Retail	Dick’s Sporting Goods	N/A	McDonough, GA	46,315		1/31/24	4.1	4x5	No	$472,500
Retail	Jo-Ann Fabric	B-	Saugus, MA	22,500		1/31/29	9.1	4x5	Yes	$468,014
Retail	Walgreens	BBB	Birmingham, AL	14,516		3/31/29	9.3	N/A	No	$364,300
Retail	Walgreens	BBB	Alpharetta, GA	15,120		10/31/25	5.8	N/A	No	$362,880
Retail	Best Buy	BBB	McDonough, GA	30,038		3/31/26	6.3	4x5	No	$337,500
Retail	Outback	BB	Charlottesville, VA	7,216		9/30/31	11.8	4x5	Yes	$307,555
Retail	Walgreens	BBB	Albany, GA	14,770		1/31/33	13.1	N/A	No	$258,000
Retail	Outback	BB	Charlotte, NC	6,297		9/30/31	11.8	4x5	Yes	$220,074
Retail	Cheddars(4)	BBB	Jacksonville, FL	8,146		9/30/27	7.8	4x5	Yes	$186,150
Retail	Scrubbles(4)	N/A	Jacksonville, FL	4,512		10/31/37	17.8	4x5	Yes	$188,602
Retail	Family Dollar	BBB-	Lynn, MA	9,228		3/31/24	4.3	7x5	No	$160,000
Total / Wtd. Avg.				816,572			8.0			$13,250,950

(1)	Tenant, or tenant parent, rated entity.

(2)	Annualized straight-line base rental income in place as of December 31, 2019.

(3)	The Alpine Valley Music Theatre, leased to Live Nation Entertainment, Inc., is an entertainment venue consisting of a two-sided, open-air, 7,500-seat pavilion; an outdoor amphitheater with capacity for 37,000; and over 150 acres of green space.

(4)	We are the lessor in a ground lease with the tenant. The rentable square feet represents the improvements on the property that revert to us at the expiration of the lease.

Two tenants, Wells Fargo and Hilton Grand Vacations represented more than 10% of our consolidated revenues for the period from November 26, 2019 to December 31, 2019 at approximately 26% and 17%, respectively, of total revenues. We also have tenants who represent a large amount of our net operating income and/or a large percentage of the square footage of our income property portfolio. These tenants include Wells Fargo, Hilton Grand Vacations, and LA Fitness.

Management Agreement

On November 26, 2019, we entered into a management agreement with our Manager (the “Management Agreement”). Pursuant to the terms of the Management Agreement, our Manager manages, operates and administers our day-to-day operations, business and affairs, subject to the direction and supervision of our board of directors and in accordance with the investment guidelines approved and monitored by our board of directors. Our Manager is subject to the direction and oversight of our board of directors. We pay our Manager a base management fee equal to 0.375% per quarter of our “total equity” (as defined in the Management Agreement and based on a 1.5% annual rate), calculated and payable in cash, quarterly in arrears.

Our Manager has the ability to earn an annual incentive fee based on our total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. We would pay our Manager an incentive fee to with respect to each annual measurement period in the amount of the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares.

The initial term of the Management Agreement will expire on November 26, 2024 and will automatically renew for an unlimited number of successive one-year periods thereafter, unless the agreement is not renewed or is terminated in accordance with its terms.

Our independent directors will review our Manager’s performance and the management fees annually and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of two-thirds of our independent directors or upon a determination by the holders of a majority of the outstanding shares of our common stock, based upon (i) unsatisfactory performance that is materially detrimental to us or (ii) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by two-thirds of our independent directors. We may also terminate the Management Agreement for cause at any time, including during the initial term, without the payment of any termination fee, with 30 days’ prior written notice from our board of directors. During the initial term of the Management Agreement, we may not terminate the Management Agreement except for cause.

We will pay directly or reimburse our Manager for certain expenses, if incurred by our Manager. We will not reimburse any compensation expenses incurred by our Manager or its affiliates. Expense reimbursements to our Manager will be made in cash on a quarterly basis following the end of each quarter. In addition, we will pay all of our operating expenses, except those specifically required to be borne by our Manager pursuant to the Management Agreement.

Exclusivity and ROFO Agreement

On November 26, 2019, we entered into an exclusivity and right of first offer (“ROFO”) agreement with CTO. During the term of the exclusivity and ROFO agreement, CTO will not, and will cause each of its affiliates (which for purposes of the exclusivity and ROFO agreement will not include our company and our subsidiaries) not to, acquire, directly or indirectly, a single-tenant, net leased property, unless:

•	CTO has notified us of the opportunity by delivering a written notice (which may be made by email) containing a description of the opportunity and the terms of the opportunity to the chair of our nominating and corporate governance committee (or any successor committee performing one or more of the functions of such committee), and we have affirmatively rejected the opportunity in writing (which may be made by email), or we have failed to notify CTO in writing (which may be made by email) within ten business days after receipt of CTO’s notice that we intend to pursue the opportunity; or

•	the opportunity involves the direct or indirect acquisition of (i) an entity that owns a portfolio of commercial income properties that includes, among others, single-tenant, net leased properties, or (ii) a portfolio of commercial income properties that includes, among others, single-tenant, net leased properties, in either case, where not more than 30% of the value of such portfolio, as reasonably determined by CTO, in consultation with our independent directors, consists of single-tenant, net leased properties.

The terms of the exclusivity and ROFO agreement do not restrict CTO or any of its affiliates from providing financing for a third party’s acquisition of single-tenant, net leased properties or from developing and owning any single-tenant, net leased property.

For purposes of the exclusivity and ROFO agreement, “single-tenant, net leased property” means a property that is net leased, on a triple-net or double-net basis, to a single tenant or, if such property is net leased to more than one tenant, 95% or more of the rental revenue derived from the ownership and leasing of such property is attributable to a single tenant.

Pursuant to the exclusivity and ROFO agreement, neither CTO nor any of its affiliates (which for purposes of the exclusivity and ROFO agreement does not include our company and our subsidiaries) may sell to any third party any single-tenant, net leased property that was owned by CTO or any of its affiliates as of the closing date of our IPO; or is owned by CTO or any of its affiliates after the closing date of our IPO, without first offering us the right to purchase such property.

The term of the exclusivity and ROFO agreement, which commenced on November 26, 2019, will continue for so long as the Management Agreement with our Manager is in effect.

Conflicts of Interest

Conflicts of interest may exist or could arise in the future with CTO and its affiliates, including our Manager, the individuals who serve as our executive officers and executive officers of CTO, any individual who serves as a director of our company and as a director of CTO and any limited partner of the Operating Partnership. Conflicts may include, without limitation: conflicts arising from the enforcement of agreements between us and CTO or our Manager; conflicts in the amount of time that executive officers and employees of CTO, who are provided to us through our Manager, will spend on our affairs versus CTO’s affairs; and conflicts in future transactions that we may pursue with CTO and its affiliates. We do not generally expect to enter into joint ventures with CTO, but if we do so, the terms and conditions of our joint venture investment will be subject to the approval of a majority of disinterested directors of our board of directors.

In addition, we are subject to conflicts of interest arising out of our relationships with our Manager. Pursuant to the Management Agreement, our Manager is obligated to supply us with our senior management team. However, our Manager is not obligated to dedicate any specific CTO personnel exclusively to us, nor are the CTO personnel provided to us by our Manager obligated to dedicate any specific portion of their time to the management of our business. Additionally, our Manager is a wholly owned subsidiary of CTO. All of our executive officers are executive officers and employees of CTO and one of our officers (John P. Albright) is also a member of CTO’s board of directors. As a result, our Manager and the CTO personnel it provides to us may have conflicts between their duties to us and their duties to, and interests in, CTO.

In addition to our initial portfolio, we may acquire or sell single-tenant, net leased properties in which our Manager or its affiliates have or may have an interest. Similarly, our Manager or its affiliates may acquire or sell single-tenant, net leased properties in which we have or may have an interest. Although such acquisitions or dispositions may present conflicts of interest, we nonetheless may pursue and consummate such transactions. Additionally, we may engage in transactions directly with our Manager or its affiliates, including the purchase and sale of all or a portion of a portfolio asset. If we acquire a single-tenant, net leased property from CTO or one of its affiliates or sell a single-tenant, net leased property to CTO or one of its affiliates, the purchase price we pay to CTO or one of its affiliates or the purchase price paid to us by CTO or one of its affiliates may be higher or lower, respectively, than the purchase price that would have been paid to or by us if the transaction were the result of arms’ length negotiations with an unaffiliated third party.

In deciding whether to issue additional debt or equity securities, we will rely in part on recommendations made by our Manager. While such decisions are subject to the approval of our board of directors, our Manager is entitled to be paid a base management fee that is based on our “total equity” (as defined in the Management Agreement). As a result, our Manager may have an incentive to recommend that we issue additional equity securities at dilutive prices.

All of our executive officers are executive officers and employees of CTO. These individuals and other CTO personnel provided to us through our Manager devote as much time to us as our Manager deems appropriate. However, our executive officers and other CTO personnel provided to us through our Manager may have conflicts in allocating their time and services between us, on the one hand, and CTO and its affiliates, on the other. During a period of prolonged economic weakness or another economic downturn affecting the real estate industry or at other times when we need focused support and assistance from our Manager and the CTO executive officers and other personnel provided to us through our Manager, we may not receive the necessary support and assistance we require or that we would otherwise receive if we were self-managed.

Additionally, the exclusivity and ROFO agreement does contain exceptions to CTO’s exclusivity for opportunities that include only an incidental interest in single-tenant, net leased properties. Accordingly, the exclusivity and ROFO agreement will not prevent CTO from pursuing certain acquisition opportunities that otherwise satisfy our then-current investment criteria.

Our directors and executive officers have duties to our company under applicable Maryland law in connection with their management of our company. At the same time, PINE GP has fiduciary duties, as the general partner, to the Operating Partnership and to the limited partners under Delaware law in connection with the management of the Operating Partnership. These duties as a general partner to the Operating Partnership and its partners may come into conflict with the duties of our directors and executive officers to us. Unless otherwise provided for in the relevant partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of loyalty and care and which generally prohibits such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest. The partnership agreement provides that in the event of a conflict between the interests of our stockholders on the one hand and the limited partners of the Operating Partnership on the other hand, the general partner will endeavor in good faith to resolve the conflict in a manner not adverse to either our stockholders or the limited partners; provided, however, that so long as we own a controlling interest in the Operating Partnership, any such conflict that we, in our sole and absolute discretion, determine cannot be resolved in a manner not adverse to either our stockholders or the limited partners of the Operating Partnership shall be resolved in favor of our stockholders, and we shall not be liable for monetary damages for losses sustained, liabilities incurred or benefits not derived by the limited partners in connection with such decisions.

The Company intends to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with its short taxable year ended December 31, 2019 upon the filing of our tax return for such taxable year. The Company believes that, commencing with such taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws, and the Company intends to continue to operate in such a manner, but no assurance can be given that the Company will continue to operate in a manner so as to qualify or remain qualified as a REIT.

COMPETITION

The real estate business generally is highly competitive. We intend to focus on investing in commercial real estate that produces income primarily through the leasing of assets to tenants. To identify investment opportunities in income-producing real estate assets and to achieve our investment objectives, we compete with numerous companies and organizations, both public as well as private, of varying sizes, ranging from organizations with local operations to organizations with national scale and reach, and in some cases, we compete with individual real estate investors. In all the markets in which we compete to acquire net leased properties, price is the principal method of competition, with transaction structure and certainty of execution also being significant considerations for potential sellers. We face competition for acquisitions of real property from investors, including traded and non-traded public REITs, private equity investors and institutional investment funds, some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable investment opportunities available to us and increase the prices paid for such acquisition properties. This competition will increase if investments in real estate become more attractive relative to other forms of investment.

As a landlord, we compete in the multi-billion-dollar commercial real estate market with numerous developers and owners of properties, many of which own properties similar to ours in the same markets in which our properties are located. Some of our competitors have greater economies of scale, lower costs of capital, access to more resources and greater name recognition than we do. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose our tenants or prospective tenants and we may be pressured to reduce our rental rates or to offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options in order to retain tenants when our leases expire.

EMERGING GROWTH COMPANY STATUS

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We have irrevocably opted-out of the extended transition period afforded to emerging growth companies in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As a result, we will comply with new or revised accounting standards on the same time frames as other public companies that are not emerging growth companies.

We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual gross revenue equals or exceeds $1.07 billion (subject to adjustment for inflation), (ii) December 31, 2024 (the last day of the fiscal year following the fifth anniversary of our IPO); (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities and (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

We are also a “smaller reporting company” as defined in Regulation S-K under the Securities Act and may take advantage of certain of the scaled disclosures available to smaller reporting companies. We may be a smaller reporting company even after we are no longer an “emerging growth company.”

REGULATION

General. Our properties are subject to various laws, ordinances and regulations, including those relating to fire and safety requirements, and affirmative and negative covenants and, in some instances, common area obligations. Our tenants have primary responsibility for compliance with these requirements pursuant to our leases. We believe that each of our properties has the necessary permits and approvals.

Americans With Disabilities Act. Under Title III of the ADA, and rules promulgated thereunder, in order to protect individuals with disabilities, public accommodations must remove architectural and communication barriers that are structural in nature from existing places of public accommodation to the extent “readily achievable.” In addition, under the ADA, alterations to a place of public accommodation or a commercial facility are to be made so that, to the maximum extent feasible, such altered portions are readily accessible to and usable by disabled individuals. The “readily achievable” standard considers, among other factors, the financial resources of the affected site and the owner, lessor or other applicable person.

Compliance with the ADA, as well as other federal, state and local laws, may require modifications to properties we currently own or may purchase or may restrict renovations of those properties. Failure to comply with these laws or regulations could result in the imposition of fines or an award of damages to private litigants, as well as the incurrence of the costs of making modifications to attain compliance, and future legislation could impose additional obligations or restrictions on our properties. Although our tenants are generally responsible for all maintenance and repairs of the property pursuant to our lease, including compliance with the ADA and other similar laws or regulations, we could be held liable as the owner of the property for a failure of one of our tenants to comply with these laws or regulations.

ENVIRONMENTAL MATTERS

Federal, state and local environmental laws and regulations regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under various of these laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances, hazardous wastes or petroleum product releases or threats of releases at the property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up and monitoring costs incurred by those parties in connection with the actual or threatened contamination. These laws may impose clean-up responsibility and liability without regard to fault, or whether the owner, operator or tenant knew of or caused the presence of the contamination. The liability under these laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may seek to obtain contributions from other identified, solvent, responsible parties of their fair share toward these costs. These costs may be substantial and can exceed the value of the property. In addition, some environmental laws may create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. As the owner or operator of real estate, we also may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the real estate. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using the property as collateral and may adversely impact our investment in that property.

Some of our properties contain, have contained or are adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. Similarly, some of our properties were used in the past for commercial or industrial purposes, or are currently used for commercial purposes, that involve or involved the use of petroleum products or other hazardous or toxic substances or are adjacent to or near properties that have been or are used for similar commercial or industrial purposes. These operations create a potential for the release of petroleum products or other hazardous or toxic substances, and we could potentially be required to pay to clean up any contamination. In addition, environmental laws regulate a variety of activities that can occur on a property, including the storage of petroleum products or other hazardous or toxic substances, air emissions, water discharges and exposure to lead-based paint. Such laws may impose fines or penalties for violations and may require permits or other governmental approvals to be obtained for the operation of a business involving such activities. As a result of the foregoing, we could be materially and adversely affected.

Environmental laws also govern the presence, maintenance and removal of asbestos-containing materials (“ACM”). Federal regulations require building owners and those exercising control over a building’s management to identify and warn, through signs and labels, of potential hazards posed by workplace exposure to installed ACM in their building. The regulations also have employee training, record keeping and due diligence requirements pertaining to ACM. Significant fines can be assessed for violation of these regulations. As a result of these regulations, building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to ACM. The regulations may affect the value of a building containing ACM in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of ACM when those materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws may impose liability for improper handling or a release into the environment of ACM and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with ACM.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury occurs.

With respect to each of the properties in our initial portfolio, CTO has obtained Phase I environmental site assessments. We will obtain Phase I environmental assessments on all properties we acquire after the completion of our IPO. Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. However, if recommended in the initial assessments, we may undertake additional assessments such as soil and/or groundwater samplings or other limited subsurface investigations and ACM or mold surveys to test for substances of concern. A prior owner or operator of a property or historic operations at our properties may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability. If environmental concerns are not satisfactorily resolved in any initial or additional assessments, we may obtain environmental insurance policies to insure against potential environmental risk or loss depending on the type of property, the availability and cost of the insurance and various other factors we deem relevant. Our ultimate liability for environmental conditions may exceed the policy limits on any environmental insurance policies we obtain, if any.

Generally, our leases require the lessee to comply with environmental law and provide that the lessee will indemnify us for any loss or expense we incur as a result of the lessee’s violation of environmental law or the presence, use or release of hazardous materials on our property attributable to the lessee. If our lessees do not comply with environmental law, or we are unable to enforce the indemnification obligations of our lessees, our results of operations would be adversely affected.

We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist on our properties in the future. Compliance with existing and new laws and regulations may require us or our tenants to spend funds to remedy environmental problems. If we or our tenants were to become subject to significant environmental liabilities, we could be materially and adversely affected.

EMPLOYEES

We have no employees and are externally managed and advised by our Manager pursuant to the Management Agreement. Our Manager is a wholly owned subsidiary of CTO. All of our executive officers serve as executive officers of CTO, and one of our executive officers and directors, John P. Albright, serves as an executive officer and director of CTO. We do not expect to have any employees.

AVAILABLE INFORMATION

The Company maintains a website at www.alpinereit.com. The Company is providing the address to its website solely for the information of investors. The information on the Company’s website is not a part of, nor is it incorporated by reference into this Annual Report on Form 10-K. Through its website, the Company makes available, free of charge, its annual proxy statement, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes them to, the SEC.

ITEM 1A.              RISK FACTORS

Our business is subject to a number of significant risks. The risks described below may not be the only risks which potentially could impact our business. These additional risks include those which are unknown now or that are currently considered immaterial. If any of the circumstances, events, or developments described below actually occur to a significant degree, our business, financial condition, results of operations, and/or cash flows could be materially adversely affected, and the trading price of our common stock could decline. You should carefully consider the following risks and all the other information set forth in this Annual Report on Form 10-K, including the consolidated financial statements and the notes thereto.

Risks Related to Our Business

We are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties.

Factors beyond our control can affect the performance and value of our properties. Our core business is the ownership of single-tenant commercial net leased properties. Accordingly, our performance is subject to risks incident to the ownership of commercial real estate, including:

•	inability to collect rents from tenants due to financial hardship, including bankruptcy;

•	changes in local real estate conditions in the markets where our properties are located, including the availability and demand for the properties we own;

•	changes in consumer trends and preferences that affect the demand for products and services offered by our tenants;

•	adverse changes in national, regional and local economic conditions;

•	inability to lease or sell properties upon expiration or termination of existing leases;

•	environmental risks, including the presence of hazardous or toxic substances on our properties;

•	the subjectivity of real estate valuations and changes in such valuations over time;

•	illiquidity of real estate investments, which may limit our ability to modify our portfolio promptly in response to changes in economic or other conditions;

•	zoning or other local regulatory restrictions, or other factors pertaining to the local government institutions which inhibit interest in the markets in which our properties are located;

•	changes in interest rates and the availability of financing;

•	competition from other real estate companies similar to ours and competition for tenants, including competition based on rental rates, age and location of properties and the quality of maintenance, insurance and management services;

•	acts of God, including natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including consequences of terrorist attacks;

•	changes in tenant preferences that reduce the attractiveness and marketability of our properties to tenants or cause decreases in market rental rates;

•	costs associated with the need to periodically repair, renovate or re-lease our properties;

•	increases in the cost of our operations, particularly maintenance, insurance or real estate taxes which may occur even when circumstances such as market factors and competition cause a reduction in our revenues;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances; and

•	commodities prices.

The occurrence of any of the risks described above may cause the performance and value of our properties to decline, which could materially and adversely affect us.

Adverse changes in U.S., global and local regions or markets that impact our tenants’ businesses may materially and adversely affect us generally and the ability of our tenants to make rental payments to us pursuant to our leases.

Our results of operations, as well as the results of operations of our tenants, are sensitive to changes in U.S., global and local regions or markets that impact our tenants’ businesses. Adverse changes or developments in U.S., global or regional economic conditions may impact our tenants’ financial condition, which may adversely impact their ability to make rental payments to us pursuant to the leases they have with us and may also impact their current or future leasing practices. Adverse economic conditions such as high unemployment levels, rising interest rates, increased tax rates and increasing fuel and energy costs may have an impact on the results of operations and financial conditions of our tenants, which would likely adversely impact us. During periods of economic slowdown and declining demand for real estate, we may experience a general decline in rents or increased rates of default under our leases. A lack of demand for rental space could adversely affect our ability to maintain our current tenants and gain new tenants, which may affect our growth, profitability and ability to pay dividends.

Our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us.

Each of our properties is occupied by a single tenant. Therefore, the success of our investments in these properties is materially dependent upon the performance of our tenants. The financial performance of any one of our tenants is dependent on the tenant’s individual business, its industry and, in many instances, the performance of a larger business network that the tenant may be affiliated with or operate under. The financial performance of any one of our tenants could be adversely affected by poor management, unfavorable economic conditions in general, changes in consumer trends and preferences that decrease demand for a tenant’s products or services or other factors over which neither they nor we have control. Our portfolio includes properties leased to single tenants that operate in multiple locations, which means we own multiple properties operated by the same tenant. To the extent we own multiple properties operated by one tenant, the general failure of that single tenant or a loss or significant decline in its business could materially and adversely affect us.

At any given time, any tenant may experience a decline in its business that may weaken its operating results or the overall financial condition of individual properties or its business as a whole. Any such decline may result in our tenant failing to make rental payments when due, declining to extend a lease upon its expiration, delaying occupancy of our property or the commencement of the lease or becoming insolvent or declaring bankruptcy. We depend on our tenants to operate their businesses at the properties we own in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes, make repairs and otherwise maintain our properties. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations. Cash flow generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us pursuant to the applicable lease. We could be materially and adversely affected if a tenant representing a significant portion of our operating results or a number of our tenants were unable to meet their obligations to us.

Our assessment that certain of our tenants’ businesses are insulated from e-commerce pressure may prove to be incorrect, and changes in macroeconomic trends may adversely affect our tenants, either of which could impair our tenants’ ability to make rental payments to us and thereby materially and adversely affect us.

We invest in properties leased, in many instances, to tenants engaged in businesses that we believe are generally insulated from the impact of e-commerce. While we believe our assessment to be accurate, businesses previously thought to be resistant to the pressure of the increasing level of e-commerce have ultimately been proven to be susceptible to competition from e-commerce. Overall business conditions and the impact of technology, particularly in the retail industry, are rapidly changing, and our tenants may be adversely affected by technological innovation, changing consumer preferences and competition from non-traditional sources. To the extent our tenants face increased competition from non-

traditional competitors, such as internet vendors, their businesses could suffer. There can be no assurance that our tenants will be successful in meeting any new competition, and a deterioration in our tenants’ businesses could impair their ability to meet their lease obligations to us and thereby materially and adversely affect us.

Additionally, we believe that many of the businesses operated by our tenants are benefiting from current favorable macroeconomic trends that support consumer spending, such as strong and growing employment levels, a relatively low interest rate environment and positive consumer sentiment. Economic conditions are generally cyclical, and developments that discourage consumer spending, such as increasing unemployment, wage stagnation, decreases in the value of real estate, inflation or increasing interest rates, could adversely affect our tenants, impair their ability to meet their lease obligations to us and materially and adversely affect us.

Properties occupied by a single tenant pursuant to a single lease subject us to significant risk of tenant default.

Our strategy focuses on owning, operating and investing in single-tenant, net leased commercial properties. Therefore, the financial failure of, or default in payment by, a tenant under its lease is likely to cause a significant or complete reduction in our rental revenue from that property and possibly a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. This risk is magnified in situations where we lease multiple properties to a single tenant and the financial failure of the tenant’s business affects more than a single property. A failure or default by such a tenant could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties, which could materially and adversely affect us.

We may experience a decline in the fair value of our real estate assets which could result in impairments and would impact our financial condition and results of operations.

A decline in the fair market value of our long-lived assets may require us to recognize an impairment against such assets (as defined by Financial Accounting Standards Board, or the FASB, authoritative accounting guidance) if certain conditions or circumstances related to an asset were to change and we were to determine that, with respect to any such asset, that the cash flows no longer support the carrying value of the asset. The fair value of our long-lived assets depends on market conditions, including estimates of future demand for these assets, and the revenues that can be generated from such assets. If such a determination were to be made, we would recognize the estimated unrealized losses through earnings and write down the depreciated cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition, and subsequent dispositions or sales of such assets could further affect our future losses or gains, as they are based on the difference between the sales price received and the adjusted depreciated cost of such assets at the time of sale.

Our portfolio has geographic market concentrations that make us susceptible to adverse developments in those geographic markets.

In addition to general, regional, national and global economic conditions, our operating performance is impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. Our initial portfolio includes substantial holdings in the following states as of December 31, 2019 (based on annualized base rent): Oregon, Florida, Georgia, North Carolina, Arizona and Nevada. In addition, a significant portion of our holdings as of that date (based on annualized straight-line base rent) was located in the South (56%) and West (34%) regions of the United States (as defined by the U.S. Census Bureau). Our geographic concentrations could adversely affect our operating performance if conditions become less favorable in any of the states or markets within such states in which we have a concentration of properties. We cannot assure you that any of our markets will grow, not experience adverse developments or that underlying real estate fundamentals will be favorable to owners and operators of commercial properties. Our operations may also be affected if competing properties are built in our markets. A downturn in the economy in the states or regions in which we have a concentration of properties, or markets within such states or regions, could adversely affect our tenants operating businesses in those states or regions, impair their ability to pay rent to us and thereby materially and adversely affect us.

We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.

As of December 31, 2019, on an annualized basis, Wells Fargo, N.A., our largest tenant, contributed 23.7% of our annualized base rent. Additionally, we derived 18.9% of our annualized straight-line base rent as of December 31, 2019 from our second largest tenant, Hilton Grand Vacations. We have two other tenants, Walgreens and LA Fitness, that contribute approximately 7.4% and 7.2%, respectively, of our annualized base rent as of December 31, 2019. As a result, our financial performance depends significantly on the financial condition of these tenants and, for the tenants operating a retail business at the property, on the revenues generated from these tenants. In the future, we may have additional tenant and property concentrations. In the event that one of these tenants, or another tenant that occupies a significant number of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial difficulty or file for bankruptcy, it could have a material adverse effect on us.

Certain of our tenants are not rated by a recognized credit rating agency or do not have an investment grade rating from such an agency. Leases with unrated or non-investment grade rated tenants may be subject to a greater risk of default.

As of December 31, 2019, approximately 63.7% of our tenants or parent entities thereof (based on annualized straight-line base rent) were not rated or did not have an investment grade credit rating from a recognized rating agency. Leases with non-investment grade or unrated tenants may be subject to a greater risk of default. Unrated tenants or non-investment grade tenants may also be more likely to experience financial weakness or file for bankruptcy than tenants with investment grade credit ratings. When we consider the acquisition of a property with an in-place lease with an unrated or non-investment grade rated tenant or leasing a property to a tenant that does not have a credit rating or does not have an investment grade rating, we evaluate the strength of the proposed tenant’s business at the property level and at a corporate level, if applicable, and may consider the risk of tenant/company insolvency using internally developed methodologies or assessments provided by third parties. If our evaluation of an unrated or non-investment grade tenant’s creditworthiness is inaccurate, the default or bankruptcy risk related to the tenant may be greater than anticipated. In the event that any of our unrated tenants were to experience financial weakness or file for bankruptcy, it could have a material adverse effect on us.

The decrease in demand for retail space may materially and adversely affect us.

As of December 31, 2019, leases representing approximately 57.4% of the annualized straight-line base rent of our initial portfolio were with tenants operating retail businesses. In the future, we intend to acquire additional properties leased to a single tenant operating a retail business at the property. Accordingly, decreases in the demand for leasing retail space may have a greater adverse effect on us than if we had fewer investments in retail properties. The market for leasing of retail space has historically been adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retail companies, consolidation in the retail industry, the excess amount of retail space in a number of markets and increasing e-commerce pressure. To the extent that adverse conditions arise or continue, they are likely to negatively affect market rents for retail space and could materially and adversely affect us.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

Our results of operations depend on our ability to lease our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases are expiring. In leasing or re-leasing our properties, we may be unable to optimize our tenant mix or execute leases on more economically favorable terms than the prior in-place lease. Our tenants may decline, or may not have the financial resources available, to renew their leases, and there can be no assurance that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew their leases as they expire, we will have to source new tenants to lease our properties, and there can be no assurance that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the previous in-place lease or current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options will not be offered to attract new tenants. We may experience increased costs in connection with re-leasing our properties, which could materially and adversely affect us.

Certain provisions of our leases may be unenforceable.

Our rights and obligations with respect to our leases are governed by written agreements. A court could determine that one or more provisions of such an agreement are unenforceable. We could be adversely impacted if this were to happen with respect to a property or group of properties.

The bankruptcy or insolvency of any of our tenants could result in the termination of such tenant’s lease and material losses to us.

The occurrence of a tenant bankruptcy or insolvency would likely diminish the income we receive from that tenant’s lease or leases or force us to re-tenant a property as a result of a default of the in-place tenant or a rejection of a tenant lease by a bankruptcy court. If a tenant files for bankruptcy or becomes insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such bankrupt tenant for unpaid rent or future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease or leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full. We may also be unable to re-lease a property in which the in-place lease was not terminated or rejected or to re-lease it on comparable or more favorable terms. As a result, tenant bankruptcies or insolvencies may materially and adversely affect us.

We may not acquire the properties that we evaluate in our pipeline.

We will generally seek to maintain a robust pipeline of investment opportunities. Transactions may fail to close for a variety of reasons, including the discovery of previously unknown liabilities or other items uncovered during our diligence process. Similarly, we may never execute binding purchase agreements with respect to properties that are currently subject to non-binding letters of intent, and properties with respect to which we are negotiating may never lead to the execution of any letter of intent. For many other reasons, we may not ultimately acquire the properties in our pipeline.

As we continue to acquire properties, we may decrease or fail to increase the diversity of our portfolio.

While we will seek to maintain or increase our portfolio’s tenant, geographic and industry diversification with future acquisitions, it is possible that we may determine to consummate one or more acquisitions that actually decrease our portfolio’s diversity. If our portfolio becomes less diverse, our business will be more sensitive to tenant or market factors, including the bankruptcy or insolvency of tenants, to changes in consumer trends of a particular industry and to a general economic downturn or downturns in a market or particular geographic area.

We may obtain only limited warranties when we acquire a property and may only have limited recourse if our due diligence did not identify any issues that may subject us to unknown liabilities or lower the value of our property, which could adversely affect our financial condition and ability to make distributions to you.

The seller of a property often sells the property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will survive for only a limited period after the closing. The acquisition of, or purchase of, properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, lose rental income from that property or may be subject to unknown liabilities with respect to such properties.

The tenants that occupy our properties compete in industries that depend upon discretionary spending by consumers. A reduction in the willingness or ability of consumers to use their discretionary income in the businesses of our tenants and potential tenants could adversely impact our tenants’ business and thereby adversely impact our ability to collect rents and reduce the demand for leasing our properties.

Certain properties in our portfolio are leased to tenants operating retail, service-oriented or experience-based businesses. Restaurants (including quick service and casual and family dining), home furnishings, entertainment (including movie theaters), sporting goods and health and fitness represent a significant portion of the industries in our portfolio. The success of most of the tenants operating businesses in these industries depends on consumer demand and, more specifically, the willingness of consumers to use their discretionary income to purchase products or services from our tenants. A prolonged period of economic weakness, another downturn in the U.S. economy or accelerated dislocation of these industries due to the impact of e-commerce could cause consumers to reduce their discretionary spending in general or spending at these locations in particular, which could have a material and adverse effect on us.

The vacancy of one or more of our properties could result in us having to incur significant capital expenditures to re-tenant the space.

The loss of a tenant, either through lease expiration or tenant bankruptcy or insolvency, may require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs to source new tenants. In many instances, the leases we enter into or assume through acquisition are for properties that are specifically suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In addition, in the event we decide to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed or modified. This potential limitation on our ability to sell a property may limit our ability to quickly modify our portfolio in response to changes in our tenants’ business prospects, economic or other conditions, including tenant demand. These limitations may materially and adversely affect us.

We may be unable to identify and complete acquisitions of suitable properties, which may impede our growth, and our future acquisitions may not yield the returns we expect.

Our ability to expand through acquisitions requires us to identify and complete acquisitions that are consistent with our investment and growth strategy and our investment criteria and to successfully integrate newly acquired properties into our portfolio. Our Manager continually evaluates investment opportunities for us, but our ability to acquire properties on favorable terms and successfully operate them may be constrained by the following significant risks:

•	we face competition from other real estate investors with significant capital, including REITs and institutional investment funds, which may be able to accept more risk than we can prudently manage, including risks associated with paying higher acquisition prices;

•	we face competition from other potential acquirers which may significantly increase the purchase price for a property we acquire, which could reduce our growth prospects;

•	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are unable to complete;

•	we may acquire properties that are not accretive to our results of operations upon acquisition, and we may be unsuccessful in managing and leasing such properties in accordance with our expectations;

•	our cash flow from an acquired property may be insufficient to meet our required principal and interest payments with respect to debt used to finance the acquisition of such property;

•	we may discover unexpected issues, such as unknown liabilities, during our due diligence investigation of a potential acquisition or other customary closing conditions may not be satisfied, causing us to abandon an investment opportunity after incurring expenses related thereto;

•	we may fail to obtain financing for an acquisition on favorable terms or at all;

•	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•	we may acquire properties subject to (i) liabilities without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination not revealed in Phase I environmental site assessments or otherwise through due diligence, (ii) claims by tenants, vendors or other persons dealing with the former owners of the properties, (iii) liabilities incurred in the ordinary course of business and (iv) claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If any of these risks are realized, we may be materially and adversely affected.

We may be unable to complete acquisitions of properties owned by CTO that are covered by the exclusivity and ROFO agreement between us and CTO, and any completed acquisitions of such properties may not yield the returns we expect.

Although the exclusivity and ROFO agreement with CTO provides us with a right of first offer with respect to certain single-tenant, net leased properties owned by CTO, there can be no assurance that CTO will elect to sell these properties in the future. Even if CTO elects to sell these properties in the future, we may be unable to reach an agreement with CTO on the terms of the purchase of such properties or may not have the funds or ability to finance the purchase of such properties. Accordingly, there can be no assurance that we will be able to acquire any properties covered by the exclusivity and ROFO agreement in the future. Further, even if we are able to acquire properties covered by the exclusivity and ROFO agreement, there is no guarantee that such properties will be able to maintain their historical performance, or that we will be able to realize the same returns from those properties as CTO.

We face significant competition for tenants, which may adversely impact the occupancy levels of our portfolio or prevent increases of the rental rates of our properties.

We compete with numerous developers, owners and operators of single-tenant, net leased properties, many of which are much larger and own properties similar to ours in the same markets in which our properties are located. The size and financial wherewithal of our competitors may allow them to offer space at rental rates below current market rates or below the rental rates we charge our tenants. As a result, we may lose existing tenants or fail to obtain future tenants, and the downward pressure caused by these other owners, operators and developers may cause us to reduce our rental rates or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our leases expire. Competition for tenants could adversely impact the occupancy levels of our portfolio or prevent increases of the rental rates of our properties, which could materially and adversely affect us.

Inflation may materially and adversely affect us and our tenants.

Increased inflation could have an adverse impact on interest rates, which would likely negatively impact the cost of any variable rate debt that we obtain in the future. During times when inflation is increasing at a greater rate than the increases in rent provided by our leases, our rent levels will not keep up with the costs associated with rising inflation. Increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases they might achieve in revenues, which may adversely affect the tenants’ ability to pay rent owed to us.

The redevelopment or renovation of our properties may cause us to experience unexpected costs and have other risks that could materially and adversely affect us.

We may in the future redevelop, significantly renovate or otherwise invest additional capital in our properties to improve them and enhance the opportunity for achieving attractive risk-adjusted returns. These activities are subject to a number of risks, including risks associated with construction work and risks of cost overruns due to construction delays or other factors that may increase the expected costs of a project. In addition, we may incur costs in connection with projects that are ultimately not pursued to completion. Any of our redevelopment or renovation projects may be financed. If such financing is not available on acceptable terms, our redevelopment and renovation activities may not be pursued or may be curtailed. In addition, such activities would likely reduce the available borrowing capacity on the revolving credit facility we expect to have in place upon completion of our IPO or any other credit facilities that we may have in place in the future, which would limit our ability to use those sources of capital for the acquisition of properties and other operating needs. The risks associated with redevelopment and renovation activities, including but not necessarily limited to those noted above, could materially and adversely affect us.

Our real estate investments are generally illiquid, which could significantly affect our ability to respond to market changes or adverse changes relating to our tenants or in the performance of our properties.

The real estate investments made, and expected to be made, by us are relatively difficult for us to sell quickly. As a result, our ability to make rapid adjustments in the size and content of our portfolio in response to economic or other conditions will be limited. Illiquid assets typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. In addition, validating third party pricing for illiquid assets may be more subjective than more liquid assets. As a result, if we are required to quickly liquidate all or a portion of our portfolio, we may realize significantly less than the value at which we have previously recorded our assets.

In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may materially and adversely affect us.

We may not be able to dispose of properties we target for sale to recycle our capital.

Although we may seek to selectively sell properties to recycle our capital, we may be unable to sell properties targeted for disposition due to adverse market or other conditions, or not achieve the pricing or timing that is consistent with our expectations. This may adversely affect, among other things, our ability to deploy capital into the acquisition of other properties and the execution of our overall operating strategy, which could, consequently, materially and adversely affect us.

Risks Related to Certain Events, Environmental Matters and Climate Change

Natural disasters, terrorist attacks, other acts of violence or war or other unexpected events could materially and adversely affect us.

Natural disasters, terrorist attacks, other acts of violence or war or other unexpected events could materially interrupt our business operations (or those of our tenants), cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economies. They also could result in or prolong an economic recession. Any of these occurrences could materially and adversely affect us.

In addition, our corporate headquarters and certain of our properties are located in Florida, where major hurricanes have occurred. Depending on where any hurricane makes landfall, our properties in Florida could experience significant damage. In addition, the occurrence and frequency of hurricanes in Florida could also negatively impact demand for our properties located in that state because of consumer perceptions of hurricane risks. In addition to hurricanes, the occurrence of other natural disasters and climate conditions in Florida (and in other states where our properties are located), such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts and heat waves, could have an adverse effect on our tenants, which could adversely impact our ability to collect rental revenues. If a hurricane, earthquake, natural disaster or other similar significant disruption occurs, we may experience disruptions to our operations and damage to our properties, which could materially and adversely affect us.

Terrorist attacks or other acts of violence may also negatively affect our operations. There can be no assurance that there will not be terrorist attacks against businesses within the U.S. These attacks may directly impact our physical assets or business operations or the financial condition of our tenants, lenders or other institutions with which we have a relationship. The U.S. may be engaged in armed conflict, which could also have an impact on the tenants, lenders or other institutions with which we have a relationship. The consequences of armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business. Any of these occurrences could materially and adversely affect us.

Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.

Our leases typically provide that either the landlord or the tenant will maintain property and liability insurance for the properties that are leased from us. If our tenants are required to carry liability and/or property insurance coverage, our tenants are required to name us (and any of our lenders that have a mortgage on the property leased by the tenant) as additional insureds on their liability policies and additional named insured and/or loss payee (or mortgagee, in the case of our lenders) on their property policies. Depending on the location of the property, losses of a catastrophic nature, such as those caused by hurricanes, earthquakes and floods, may be covered by insurance policies that are held by our tenant with limitations such as large deductibles or co-payments that a tenant may not be able to meet. In addition, losses of a catastrophic nature, such as those caused by wind, hail, hurricanes, terrorism or acts of war, may be uninsurable or not economically insurable. In the event there is damage to our properties that is not covered by insurance and such properties are subject to recourse indebtedness, we will continue to be liable for the indebtedness, even if these properties are irreparably damaged.

Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, may make any insurance proceeds we receive insufficient to repair or replace a property if it is damaged or destroyed. In those circumstances, the insurance proceeds received may not be adequate to restore our economic position with respect to the affected real property and its generation of rental revenue. Furthermore, in the event we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications without significant capital expenditures which may exceed any amounts received pursuant to insurance policies, as reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. The loss of our capital investment in or anticipated future returns from our properties due to material uninsured losses could materially and adversely affect us.

The costs of compliance with or liabilities related to environmental laws may materially and adversely affect us.

The ownership of our properties may subject us to known and unknown environmental liabilities. Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from environmental matters, including the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating from such property, as well as costs to investigate or clean up such contamination and liability for personal injury, property damage or harm to natural resources. We may face liability regardless of:

•	our knowledge of the contamination;

•	the timing of the contamination;

•	the cause of the contamination; or

•	the party responsible for the contamination of the property.

There may be environmental liabilities associated with our properties of which we are unaware. With respect to each of the properties in our initial portfolio, CTO has obtained Phase I environmental site assessments. We will obtain Phase I environmental assessments on all properties we acquire after the completion of our IPO. Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. Therefore, there could be undiscovered environmental liabilities on the properties we own. Some of our properties use, or may have used in the past, underground tanks for the storage of petroleum-based products or waste products that could create a potential for release of hazardous substances or penalties if tanks do not comply with legal standards. If environmental contamination exists on our properties, we could be subject to strict, joint and/or several liability for the contamination by virtue of our ownership interest. Some of our properties may contain asbestos-containing materials, or ACM. Environmental laws govern the presence, maintenance and removal of ACM and such laws may impose fines, penalties or other obligations for failure to comply with these requirements or expose us to third-party liability (for example, liability for personal injury associated with exposure to asbestos). Environmental laws also apply to other activities that can occur on a property, such as storage of petroleum products or other hazardous toxic substances, air emissions, water discharges and exposure to lead-based paint. Such laws may impose fines and penalties for violations and may require permits or other governmental approvals to be obtained for the operation of a business involving such activities.

The known or potential presence of hazardous substances on a property may adversely affect our ability to sell, lease or improve the property or to borrow using the property as collateral. In addition, environmental laws may create liens on contaminated properties in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which they may be used or businesses may be operated, and these restrictions may require substantial expenditures.

In addition, although our leases generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we could be subject to strict liability by virtue of our ownership interest. We cannot be sure that our tenants will, or will be able to, satisfy their indemnification obligations, if any, under our leases. Furthermore, the discovery of environmental liabilities on any of our properties could lead to significant remediation costs or to other liabilities or obligations attributable to the tenant of that property or could result in material interference with the ability of our tenants to operate their businesses as currently operated. Noncompliance with environmental laws or discovery of environmental liabilities could each individually or collectively affect such tenant’s ability to make payments to us, including rental payments and, where applicable, indemnification payments.

Our environmental liabilities may include property and natural resources damage, personal injury, investigation and clean-up costs, among other potential environmental liabilities. These costs could be substantial. Although we may obtain insurance for environmental liability for certain properties that are deemed to warrant coverage, our insurance may be insufficient to address any particular environmental situation and we may be unable to continue to obtain insurance for environmental matters, at a reasonable cost or at all, in the future. If our environmental liability insurance is inadequate, we may become subject to material losses for environmental liabilities. Our ability to receive the benefits of any environmental liability insurance policy will depend on the financial stability of our insurance company and the position it takes with respect to our insurance policies. If we were to become subject to significant environmental liabilities, we could be materially and adversely affected.

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediation.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing, as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, should our tenants or their employees or customers be exposed to mold at any of our properties, we could be required to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, exposure to mold by our tenants or others could subject us to liability if property damage or health concerns arise. If we were to become subject to significant mold-related liabilities, we could be materially and adversely affected.

Our operations and financial condition may be adversely affected by climate change, including possible changes in weather patterns, weather-related events, government policy, laws, regulations and economic conditions.

In recent years, the assessment of the potential impact of climate change has begun to impact the activities of government authorities, the pattern of consumer behavior and other areas that impact the business environment in the U.S., including, but not limited to, energy-efficiency measures, water use measures and land-use practices. The promulgation of policies, laws or regulations relating to climate change by governmental authorities in the U.S. and the markets in which we own properties may require us to invest additional capital in our properties. In addition, the impact of climate change on businesses operated by our tenants is not reasonably determinable at this time. While not generally known at this time, climate change may impact weather patterns or the occurrence of significant weather events which could impact economic activity or the value of our properties in specific markets. The occurrence of any of these events or conditions may adversely impact our ability to lease our properties, which would materially and adversely affect us.

Risks Related to Other Aspects of our Operation and as a Public Company

We are highly dependent on information systems and certain third-party technology service providers, and systems failures not related to cyber-attacks or similar external attacks could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and adversely impact our results of operations and cash flows.

Our business is highly dependent on communications and information systems and networks. Any failure or interruption of these systems or networks could cause delays or other problems in our operations and communications. Through our relationship with CTO and our Manager, we rely heavily on CTO’s financial, accounting and other data processing systems. In addition, much of the information technology infrastructure on which we rely is or may be managed by third parties and, as such, we also face the risk of operational failure, termination or capacity constraints by any of these third parties. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or disruption of the networks or systems on which our business relies or any failure to maintain performance, reliability and security of our technological infrastructure, but significant events impacting the systems or networks on which our business relies could materially and adversely affect us.

Cybersecurity risks and cyber incidents could adversely affect our business and disrupt operations.

Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cybersecurity protection costs, litigation and reputational damage. Should any such cyber incidents or similar events occur, our assets, particularly cash, could be lost and, as a result, our ability to execute our business and pursue our investment and growth strategy could be impaired, thereby materially and adversely affecting us.

We are newly formed, have a very limited operating history as a REIT or a publicly traded company and have limited resources, and as such may not be able to successfully operate our business, continue to implement our investment strategy or generate sufficient revenue to make or sustain distributions to stockholders. We cannot assure you that the past experience of our senior management team will be sufficient to successfully operate our company as a publicly traded company.

We are newly formed and have very limited operating history as a REIT or a publicly traded company. There can be no assurance that the past experience of our senior management team will be sufficient to successfully operate our company as a REIT or a publicly traded company, including the ability to timely meet the ongoing disclosure requirements of the SEC. Following completion of our IPO, we were required to develop and implement control systems and procedures in order to qualify and maintain our qualification as a REIT and satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with NYSE listing standards, and this transition could place a significant strain on our management systems, infrastructure and other resources and divert management’s attention from growing our business. Failure to operate successfully as a public company could materially and adversely affect us.

In addition, our limited resources may materially and adversely impact our ability to successfully manage and operate our portfolio or implement our business plan. Should we be unsuccessful in operating our business or implementing our investment strategy, we may not be able to generate sufficient revenue to make or sustain distributions to stockholders, the value of your investment could decline significantly or you could lose a portion of or all of your investment in us.

Our senior management team is required to operate two publicly traded companies, CTO and our company, which could place a significant strain on our senior management team and the management systems, infrastructure and other resources of CTO on which we rely.

Our senior management team operates two publicly traded companies, our company and CTO, and is required to comply with periodic and current reporting requirements under applicable SEC regulations and comply with applicable listing standards of the NYSE and the NYSE American. This could place a significant strain on our senior management team and the management systems, infrastructure and other resources of CTO made available to us through our Manager and on which we rely. There can be no assurance that our senior management team will be able to successfully operate two publicly traded companies. Any failure by our senior management team to successfully operate our company or CTO could materially and adversely affect us.

We may become subject to litigation, which could materially and adversely affect us.

We may become subject to litigation, including claims relating to our IPO, our operations, other securities offerings and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves. However, we cannot be certain of the ultimate outcomes of any claims that may arise in the future and which are presently not known to us. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could materially and adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured and materially and adversely impact our ability to attract directors and officers.

If there are deficiencies in our disclosure controls and procedures or internal control over financial reporting, we may be unable to accurately present our financial statements, which could materially and adversely affect us.

As a publicly traded company, we are required to report our financial statements on a consolidated basis. Effective internal controls are necessary for us to accurately report our financial results. Section 404 of the Sarbanes-Oxley Act will require us to evaluate and report on our internal control over financial reporting. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We could be an “emerging growth company” for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. There can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Furthermore, as we grow our business, our internal controls will become more complex, and we may require significantly more resources to ensure our internal controls remain effective. Future deficiencies, including any material weakness, in our internal control over financial reporting which may occur could result in misstatements of our results of operations that could require a restatement, failing to meet our public company reporting obligations and causing investors to lose confidence in our reported financial information, which could materially and adversely affect us.

If we fail to maintain effective disclosure controls and procedures, we may not be able to meet applicable reporting requirements, which could materially and adversely affect us.

As a publicly traded company, we are subject to the informational requirements of the Exchange Act and are required to file reports and other information with the SEC. In addition, we are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. They include controls and procedures designed to ensure that information required to be disclosed in reports filed with, or submitted to, the SEC is accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Effective disclosure controls and procedures are necessary for us to provide reliable reports, effectively prevent and detect fraud and to operate successfully as a public company. Designing and implementing effective disclosure controls and procedures is a continuous effort that requires significant resources and devotion of time. We may discover deficiencies in our disclosure controls and procedures that may be difficult or time consuming to remediate in a timely manner. Any failure to maintain effective disclosure controls and procedures or to timely effect any necessary improvements thereto could cause us to fail to meet our reporting obligations (which could affect the listing of our common stock on the NYSE). Additionally, ineffective disclosure controls and procedures could also adversely affect our ability to prevent or detect fraud, harm our reputation and cause investors to lose confidence in our reports filed with, or submitted to, the SEC, which would likely have a negative effect on the trading price of our common stock.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unanticipated expenditures that materially and adversely affect us.

Our properties are and will be subject to the Americans with Disabilities Act, or the ADA. Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While our tenants are and will be obligated by law to comply with the ADA and typically obligated under our leases to cover costs associated with compliance, if required changes involve greater expenditures than anticipated or if the changes must be made on a more accelerated basis than anticipated, the ability of our tenants to cover costs could be adversely affected. We could be required to expend our own funds to comply with the provisions of the ADA, which could materially and adversely affect us.

In addition, we are and will be required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and may be required to obtain approvals from various authorities with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Additionally, failure to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. While we intend to only acquire properties that we believe are currently in substantial compliance with all regulatory requirements, these requirements may change, and new requirements may be imposed which would require significant unanticipated expenditures by us and could materially and adversely affect us.

Changes in accounting standards may materially and adversely affect us.

From time to time, the FASB and the SEC, who create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that will govern the preparation of our financial statements. These changes could materially and adversely affect our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Similarly, these changes could materially and adversely affect our tenant’s reported financial condition or results of operations and affect their preferences regarding leasing real estate.

In the future, we may choose to acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.

In the future, we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for common or preferred units of limited partnership interest in the Operating Partnership, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

Risks Related to Our Relationship with CTO and Our Manager and the Management Agreement

We have no employees and are entirely dependent upon our Manager for all the services we require, and we cannot assure you that our Manager will allocate the resources necessary to meet our business objectives.

Because we are “externally managed,” we do not employ our own personnel, but instead depend upon CTO, our Manager and their affiliates for virtually all of the services we require. Our Manager selects and manages the acquisition of properties that meet our investment criteria; administers the collection of rents, monitors lease compliance by our tenants and deals with vacancies and re-letting of our properties; coordinates the sale of our properties; provides financial and regulatory reporting services; communicates with our stockholders, causes us to pay distributions to our stockholders and arranges for transfer agent services; and provides all of our other administrative services. Accordingly, our success is largely dependent upon the expertise and services of the executive officers and other personnel of CTO provided to us through our Manager.

CTO may be unable to obtain or retain the executive officers and other personnel that it provides to us through our Manager.

Our success depends to a significant degree upon the executive officers and other personnel of CTO that it provides to us through our Manager. In particular, we rely on the services of John P. Albright, President and Chief Executive Officer of our company and CTO and a member of the board of directors of our company and CTO; Mark E. Patten, Senior Vice President, Chief Financial Officer and Treasurer of our company and CTO; Steven R. Greathouse, Senior Vice President, Investments of our company and CTO; and Daniel E. Smith, Senior Vice President, General Counsel and Corporate Secretary of our company and CTO. In addition to these executive officers, we also rely on other personnel of CTO that are provided to us through our Manager. We cannot guarantee that all, or any particular one of these executive officers and other personnel of CTO provided to us through our Manager, will remain affiliated with CTO, our Manager and us. We do not separately maintain key person life insurance on any person. Failure by CTO to retain any of its executive officers and other personnel provided to us through our Manager and to hire and retain additional highly skilled managerial, operational and marketing personnel could have a material adverse effect on our ability to achieve our investment growth objectives and could result in us incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting.

We pay substantial fees and expenses to our Manager. These payments increase the risk that you will not earn a profit on your investment.

Pursuant to the Management Agreement, we pay significant fees to our Manager. Those fees include a base management fee and an incentive fee, if earned. We will also reimburse our Manager for certain expenses pursuant to the Management Agreement. These payments increase the risk that you will not earn a profit on your investment.

The base management fee payable to our Manager pursuant to the Management Agreement is payable regardless of the performance of our portfolio, which may reduce our Manager’s incentive to devote the time and effort to seeking profitable investment opportunities for us.

We pay our Manager a base management fee pursuant to the Management Agreement, which may be substantial, based on our “total equity” (as defined in the Management Agreement) regardless of the performance of our portfolio of properties. Our Manager’s entitlement to non-performance-based compensation might reduce its incentive to seek profitable investment opportunities for us, which could result in a lower performance of our portfolio and materially adversely affect us.

The incentive fee payable to our Manager pursuant to the Management Agreement may cause our Manager to select investments in more risky assets to increase its incentive compensation.

Our Manager has the ability to earn incentive fees based on our total stockholder return exceeding an 8% cumulative annual hurdle rate, which may create an incentive for our Manager to invest in properties with a purchase price reflecting a higher potential yield, that may be riskier or more speculative, or sell an investment prematurely for a gain, in an effort to increase our short-term gains and thereby increase our stock price and the incentive fees to which it is entitled. If our interests and those of our Manager are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could materially and adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

There are conflicts of interest in our relationships with our Manager, which could result in outcomes that are not in our best interests.

We are subject to conflicts of interest arising out of our relationships with our Manager. Pursuant to the Management Agreement, our Manager is obligated to supply us with our management team. However, our Manager is not obligated to dedicate any specific personnel exclusively to us, nor are the CTO personnel provided to us by our Manager obligated to dedicate any specific portion of their time to the management of our business. Additionally, our Manager is a wholly owned subsidiary of CTO. All of our executive officers are executive officers and employees of CTO and one of our executive officers (John P. Albright) is also a member of the board of directors of our company and the board of directors of CTO. As a result, our Manager and the CTO personnel it provides to us, including our executive officers, may have conflicts between their duties to us and their duties to CTO.

In addition to our initial portfolio, we may acquire or sell properties in which CTO or its affiliates have or may have an interest. Similarly, CTO or its affiliates may acquire or sell properties in which we have or may have an interest. Although such acquisitions or dispositions may present conflicts of interest, we nonetheless may pursue and consummate such transactions. Additionally, we may engage in transactions directly with CTO, our Manager or their affiliates. If we acquire a property from CTO or one of its affiliates or sell a property to CTO or one of its affiliates, the purchase price we pay to CTO or one of its affiliates or the purchase price paid to us by CTO or one of its affiliates may be higher or lower, respectively, than the purchase price that would have been paid to or by us if the transaction were the result of arms’ length negotiations with an unaffiliated third party.

In deciding whether to issue additional debt or equity securities, we will rely in part on recommendations made by our Manager. While such decisions are subject to the approval of our board of directors, our Manager is entitled to be paid a base management fee that is based on our “total equity” (as defined in the Management Agreement). As a result, our Manager may have an incentive to recommend that we issue additional equity securities at dilutive prices. If we issue additional equity securities at dilutive prices, the market price of our common stock may be adversely affected, and you could lose some or all of your investment in our common stock.

All of our executive officers are executive officers and employees of CTO. These individuals and other CTO personnel provided to us through our Manager devote as much time to us as our Manager deems appropriate. However, our executive officers and other CTO personnel provided to us through our Manager may have conflicts in allocating their time and services between us, on the one hand, and CTO and its affiliates, on the other. During a period of prolonged economic weakness or another economic downturn affecting the real estate industry or at other times when we need focused support and assistance from our Manager and the CTO executive officers and other personnel provided to us through our Manager, we may not receive the necessary support and assistance we require or that we would otherwise receive if we were self-managed.

Our Manager’s failure to identify and acquire properties that meet our investment criteria or perform its responsibilities under the Management Agreement could materially and adversely affect our business and our ability to make distributions to our stockholders.

Our ability to achieve our objectives depends on, among other things, our Manager’s ability to identify, acquire and lease properties that meet our investment criteria. Accomplishing our objectives is largely a function of our Manager’s structuring of our investment process, our access to financing on acceptable terms and general market conditions. Our stockholders will not have input into our investment decisions. All of these factors increase the uncertainty, and thus the risk, of investing in our common stock. The CTO executive officers and other CTO personnel provided to us through our Manager have substantial responsibilities under the Management Agreement. In order to implement certain strategies, CTO, our Manager or their affiliates may need to hire, train, supervise and manage new employees successfully. Any failure by CTO or our Manager to manage our future growth effectively could have a material adverse effect on us, our ability to qualify and maintain our qualification as a REIT and our ability to make distributions to our stockholders.

Our Manager’s liability is limited under the Management Agreement, and we have agreed to indemnify our Manager against certain liabilities. As a result, we could experience unfavorable operating results or incur losses for which our Manager would not be liable.

Pursuant to the Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its directives. Our Manager maintains a contractual, as opposed to a fiduciary relationship, with us. Under the terms of the Management Agreement, our Manager, its officers, members and personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Management Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of our Manager’s duties under the Management Agreement.

In addition, we have agreed to indemnify our Manager and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Management Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Management Agreement. As a result, we could experience unfavorable operating results or incur losses for which our Manager would not be liable.

Termination of the Management Agreement could be difficult and costly, including as a result of payment of termination fees to our Manager, and may cause us to be unable to execute our business plan, which could materially and adversely affect us.

If we fail to renew the Management Agreement, or terminate the agreement, other than for a termination for cause, we are obligated to pay our Manager a termination fee equal to three times the sum of (i) the average annual base management fee earned by our Manager during the 24-month period immediately preceding the most recently completed calendar quarter prior to the termination date and (ii) the average annual incentive fee earned by our Manager during the two most recently completed measurement periods (as defined in the Management Agreement) prior to the termination date. Such a payment would likely be a substantial one-time charge that could render unattractive, or not economically feasible, the termination of our Manager, even if it performed poorly. In addition, any termination of the Management Agreement would end our Manager’s obligation to provide us with our executive officers and personnel upon whom we rely for the operation of our business and would also terminate our rights under the exclusivity and ROFO agreement with CTO, as discussed further herein. As a result of termination of the exclusivity and ROFO agreement, we would face increased competition from CTO and its affiliates, as well as others, for the acquisition of properties that meet our investment criteria, and our right to acquire certain properties from CTO and its affiliates would be terminated. As a result, the termination of the Management Agreement could materially and adversely affect us.

If our Manager ceases to be our manager pursuant to the Management Agreement, counterparties to our agreements may cease doing business with us.

If our Manager ceases to be our manager, it could constitute an event of default or early termination event under financing and other agreements we may enter into in the future, upon which our counterparties may have the right to terminate their agreements with us. If our Manager ceases to be our manager for any reason, including upon the non-renewal of the Management Agreement, our business and our ability to make distributions to our stockholders may be materially adversely affected.

The Management Agreement with our Manager and the exclusivity and ROFO agreement with CTO were not negotiated on an arm’s-length basis and may not be as favorable to us as if they had been negotiated with unaffiliated third parties.

The Management Agreement with our Manager and the exclusivity and ROFO agreement with CTO were negotiated between related parties and before our independent directors were elected, and their terms, including the fees payable to our Manager, may not be as favorable to us as if they had been negotiated with unaffiliated third parties. The terms of these agreements may not reflect our long-term best interests and may be overly favorable to CTO, our Manager and their affiliates (other than us and our subsidiaries). Further, we may choose not to enforce, or to enforce less vigorously, our rights under the Management Agreement and the exclusivity and ROFO agreement because of our desire to maintain our ongoing relationships with our Manager and CTO.

Risks Related to Our Financing Activities

Our growth depends on external sources of capital, including debt financings, that are outside of our control and may not be available to us on commercially reasonable terms or at all.

In order to qualify and maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we are subject to income tax at the U.S. federal corporate income tax rate to the extent that we distribute less than 100% of our net taxable income. Because of these distribution requirements, we may not have sufficient liquidity from our operating cash flows to fund future capital needs, including any acquisition financing. Consequently, we may rely on third-party sources, including lenders, to fund our capital needs. We may not be able to obtain debt financing on favorable terms or at all. Any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price per share of our common stock.

If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to qualify and maintain our qualification as a REIT, which would materially and adversely affect us.

Our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future. As a result, we may become highly leveraged in the future, which could materially and adversely affect us.

We have entered into the Credit Facility and, in the future, we may incur additional indebtedness to finance future acquisitions and redevelopment and renovation projects and for general corporate purposes. There are no restrictions in our charter or bylaws that limit the amount or percentage of indebtedness that we may incur nor restrict the form in which our indebtedness will be incurred (including recourse or non-recourse debt or cross-collateralized debt).

A substantial level of indebtedness in the future could have adverse consequences for our business and otherwise materially and adversely affect us because it could, among other things:

•	require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, capital expenditures and other general corporate purposes, including to pay dividends on our common stock as currently contemplated or necessary to satisfy the requirements for qualification as a REIT;

•	increase our vulnerability to general adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	limit our ability to borrow additional funds or refinance indebtedness on favorable terms or at all to expand our business or ease liquidity constraints; and

•	place us at a competitive disadvantage relative to competitors that have less indebtedness.

The agreements governing our indebtedness are likely to place restrictions on us and our subsidiaries, reducing our operational flexibility and creating risks associated with default and noncompliance.

The agreements governing the Credit Facility and any other indebtedness that we may incur in the future contain or may contain covenants that place restrictions on us and our subsidiaries. These covenants may restrict, among other activities, our and our subsidiaries’ ability to:

•	merge, consolidate or transfer all or substantially all of our or our subsidiaries’ assets;

•	sell, transfer, pledge or encumber our stock or the ownership interests of our subsidiaries;

•	incur additional debt or issue preferred stock;

•	make certain investments;

•	make certain expenditures, including capital expenditures;

•	pay dividends on or repurchase our capital stock; and

•	enter into certain transactions with affiliates.

These covenants could impair our ability to grow our business, take advantage of attractive business opportunities or successfully compete. Our ability to comply with financial and other covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants or covenants under any other agreements governing our indebtedness could result in an event of default. Any cross-default provisions in our debt agreements could cause an event of default under one debt agreement to trigger an event of default under our other debt agreements. Upon the occurrence of an event of default under any of our debt agreements, our lenders could elect to declare all outstanding debt under such agreements to be immediately due and payable. If we were unable to repay or refinance the accelerated debt, our lenders could proceed against any assets pledged to secure that debt, including foreclosing on or requiring the sale of any properties securing that debt, and the proceeds from the sale of these properties may not be sufficient to repay such debt in full.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in any property subject to mortgage debt.

Future borrowings may be secured by mortgages on our properties. Incurring mortgage and other secured debt obligations increases our risk of losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the properties securing any loans for which we are in default. If we are in default under a cross-defaulted mortgage loan, we could lose multiple properties to foreclosure. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. As we execute our business plan, we may assume or incur new mortgage indebtedness on our properties. Any default under any mortgage debt obligation we incur may increase the risk of our default on our other indebtedness, including indebtedness under our anticipated revolving credit facility, which could materially and adversely affect us.

An increase in interest rates would increase our interest costs on our variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.

Future borrowings under our revolving credit facility will bear interest at variable rates. An increase in interest rates would increase our interest payments and reduce our cash flow available for other corporate purposes. In addition, rising interest rates could limit our ability to refinance debt when it matures and increase interest costs on any debt that is refinanced. Further, an increase in interest rates could increase the cost of financing, thereby decreasing the amount third parties are willing to pay for our properties, which would limit our ability to dispose of properties when necessary or desired.

In addition, we may enter into hedging arrangements in the future. Our hedging arrangements may include interest rate swaps, caps, floors and other interest rate hedging contracts. Our hedging arrangements could reduce, but may not eliminate, the impact of rising interest rates, and they could expose us to the risk that other parties to our hedging arrangements will not perform or that the agreements relating to our hedges may not be enforceable.

Changes in the method pursuant to which LIBOR is determined and potential phasing out of LIBOR after 2021 may affect our financial results.

The chief executive of the United Kingdom Financial Conduct Authority, or the FCA, which regulates LIBOR, has recently announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. The U.S. Federal Reserve, in conjunction with the Alternative Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in 2018. The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate and SOFR a secured lending rate, and SOFR is an overnight rate and LIBOR reflects term rates at different maturities. These and other differences create the potential for basis risk between the two rates. The impact of any basis risk between LIBOR and SOFR may negatively affect our operating results. Any of these alternative methods may result in interest rates that are higher than if LIBOR were available in its current form, which could have a material adverse effect on results.

Any changes announced by the FCA, including the FCA Announcement, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which the LIBOR rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates. If that were to occur, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on certain of our obligations if LIBOR is not reported, which include requesting certain rates from major reference banks in London or New York, or alternatively using LIBOR for the immediately preceding interest period or using the initial interest rate, as applicable, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form.

Risks Related to Our Organization and Structure

We are a holding company with no direct operations, and we will rely on funds received from the Operating Partnership to pay our obligations and make distributions to our stockholders.

We are a holding company and will conduct substantially all of our operations through the Operating Partnership. We will not have, apart from an interest in the Operating Partnership, any independent operations. As a result, we will rely on distributions from the Operating Partnership to make any distributions we declare on shares of our common stock. We will also rely on distributions from the Operating Partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from the Operating Partnership. In addition, because we are a holding company, your claims as stockholders are structurally subordinated to all existing and future creditors and preferred equity holders of the Operating Partnership and its subsidiaries. Therefore, in the event of a bankruptcy, insolvency, liquidation or reorganization of the Operating Partnership or its subsidiaries, assets of the Operating Partnership or the applicable subsidiary will be available to satisfy our claims to us as an equity owner therein only after all of their liabilities and preferred equity have been paid in full.

As of December 31, 2019, we owned 86.6% of the OP Units issued by the Operating Partnership. However, in connection with our future acquisition activities or otherwise, we may issue additional OP Units to third parties. Such issuances would reduce our ownership in the Operating Partnership.

Certain provisions of Maryland law could inhibit changes in control of our company.

Certain “business combination” and “control share acquisition” provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Pursuant to the MGCL, our board of directors has by resolution exempted business combinations between us and any other person. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. However, there can be no assurance that these exemptions will not be amended or eliminated at any time in the future. Our charter and bylaws and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.

Certain provisions in the partnership agreement of the Operating Partnership may delay, defer or prevent unsolicited acquisitions of us.

Provisions in the partnership agreement of the Operating Partnership may delay, defer or prevent unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

•	redemption rights of qualifying parties;

•	transfer restrictions on OP Units;

•	our ability, as general partner, in some cases, to amend the partnership agreement and to cause the Operating Partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of us or the Operating Partnership without the consent of the limited partners; and

•	the right of the limited partners to consent to transfers of the general partnership interest and mergers or other transactions involving us under specified circumstances.

The partnership agreement of the Operating Partnership and Delaware law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.

Our charter contains stock ownership limits, which may delay, defer or prevent a change of control.

In order for us to qualify and maintain our qualification as a REIT for each taxable year commencing with our taxable year ending December 31, 2020, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts and some charitable trusts. To assist us in complying with these limitations, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. These ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Our charter’s constructive ownership rules are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding shares by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding shares and thus violate the share ownership limits. Our charter also provides that any attempt to own or transfer shares of our common stock or preferred stock (if and when issued) in excess of the stock ownership limits without the consent of our board of directors or in a manner that would cause us to be “closely held” under Section 856(h) of the Code (without regard to whether the shares are held during the last half of a taxable year) will result in the shares being automatically transferred to a trustee for a charitable trust or, if the transfer to the charitable trust is not automatically effective to prevent a violation of the share ownership limits or the restrictions on ownership and transfer of our shares, any such transfer of our shares will be null and void.

Our board of directors may change our strategies, policies or procedures without stockholder consent, which may subject us to different and more significant risks in the future.

Our investment, financing, leverage and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, are determined by our board of directors. These policies may be amended or revised at any time and from time to time at the discretion of the board of directors without notice to or a vote of our stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies than those contemplated. Under these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our business and growth. In addition, our board of directors may change our policies with respect to conflicts of interest, provided that such changes are consistent with applicable legal requirements.

We may have assumed unknown liabilities in connection with the Formation Transactions, which, if significant, could materially and adversely affect us.

As part of the Formation Transactions, we acquired our initial portfolio from CTO, subject to existing liabilities, some of which may have been unknown at the time of our IPO and may remain unknown. Unknown liabilities might include claims of tenants, vendors or other persons dealing with such entities prior to our IPO (that had not been asserted or threatened prior to our IPO), tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business. Any unknown or unquantifiable liabilities that we assumed in connection with the Formation Transactions for which we have no or limited recourse could materially and adversely affect us.

Our rights and the rights of our stockholders to take action against our directors and executive officers are limited, which could limit your recourse in the event of actions not in your best interest.

Our charter limits the liability of our present and former directors and executive officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our present and former directors and executive officers will not have any liability to us or our stockholders for money damages other than liability resulting from (i) actual receipt of an improper benefit or profit in money, property or services or (ii) active and deliberate dishonesty by the director or executive officer that was established by a final judgment and is material to the cause of action. As a result, we and our stockholders have limited rights against our present and former directors and executive officers, which could limit your recourse in the event of actions not in your best interest.

Conflicts of interest exist or could arise in the future between the interests of our stockholders and the interests of holders of Operating Partnership units, which may impede business decisions that could benefit our stockholders.

Conflicts of interest exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and the Operating Partnership or any partner thereof, on the other. Our directors and executive officers have duties to our company under applicable Maryland law in connection with their management of our company. At the same time, our wholly owned subsidiary, Alpine Income Property GP, LLC, as the general partner of the Operating Partnership, has fiduciary duties and obligations to the Operating Partnership and its limited partners under Delaware law and the partnership agreement of the Operating Partnership in connection with the management of the Operating Partnership. The fiduciary duties and obligations of the general partner to the Operating Partnership and its partners may come into conflict with the duties of our directors and executive officers to our company. The Operating Partnership agreement provides that, in the event of a conflict between the interests of our stockholders on the one hand, and the limited partners of the Operating Partnership on the other hand, the general partner will endeavor in good faith to resolve the conflict in a manner not adverse to either our stockholders or the limited partners, provided however, that so long as we own a controlling interest in the Operating Partnership, any such conflict that the general partner, in its sole and absolute discretion, determines cannot be resolved in a manner not adverse to either our stockholders or the limited partners of the Operating Partnership are resolved in favor of our stockholders, and the general partner will not be liable for monetary damages for losses sustained, liabilities incurred or benefits not derived by the limited partners in connection with such decisions.

In addition, to the extent permitted by applicable law, the partnership agreement will provide for the indemnification of the general partner and our officers, directors, employees and any other persons the general partner may designate from and against any and all claims that relate to the operations of the Operating Partnership as set forth in the partnership agreement in which any indemnitee may be involved, or is threatened to be involved, as a party or otherwise, unless it is established that:

•	the act or omission of the indemnitee was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty;

•	the indemnitee actually received an improper personal benefit in money, property or services; or

•	in the case of any criminal proceeding, the indemnitee had reasonable cause to believe that the act or omission was unlawful.

Similarly, the general partner of the Operating Partnership and our officers, directors, agents or employees, will not be liable for monetary damages to the Operating Partnership or the limited partners for losses sustained or liabilities incurred as a result of errors in judgment or mistakes of fact or law or of any act or omission so long as any such party acted in good faith.

We could increase or decrease the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval, which could prevent a change in our control and negatively affect the market price of our common stock.

Our board of directors, without stockholder approval, has the power under our charter to amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and set the terms of such newly classified or reclassified shares. As a result, we may issue series or classes of common stock or preferred stock with preferences, distributions, powers and rights, voting or otherwise, that are senior to the rights of holders of our common stock. Any such issuance could dilute our existing common stockholders’ interests. Although our board of directors has no such intention at the present time, it could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.

The Operating Partnership may issue additional OP Units without the consent of our stockholders, which could have a dilutive effect on our stockholders.

The Operating Partnership may issue additional OP Units to third parties without the consent of our stockholders, which would reduce our ownership percentage in the Operating Partnership and may have a dilutive effect on the amount of distributions made to us by the Operating Partnership and, therefore, the amount of distributions we may make to our stockholders. Any such issuances, or the perception of such issuances, could materially and adversely affect the market price of our common stock.

We are an “emerging growth company” and a “smaller reporting company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make shares of our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual gross revenue equals or exceeds $1.07 billion (subject to adjustment for inflation), (ii) December 31, 2024 (the last day of the fiscal year following the fifth anniversary of our IPO); (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We intend to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, whether or not they are classified as “emerging growth companies,” including, but not limited to, an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. An attestation report by our auditor would require additional procedures by them that could detect problems with our internal control over financial reporting that are not detected by management. If our system of internal control over financial reporting is not determined to be appropriately designed or operating effectively, it could require us to restate financial statements, cause us to fail to meet reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a significant decline in the market price of our common stock. The JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. However, we have chosen to “opt out” of this extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for all public companies that are not emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We are also a “smaller reporting company” as defined in Regulation S-K under the Securities Act and may take advantage of certain of the scaled disclosures available to smaller reporting companies. We may be a smaller reporting company even after we are no longer an “emerging growth company.”

We cannot predict if investors will find our common stock less attractive because we intend to rely on certain of these exemptions and benefits under the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active, liquid and/or orderly trading market for our common stock and the market price and trading volume of our common stock may be more volatile and decline significantly.

We will incur new costs as a result of becoming a public company, and such costs may increase when we cease to be an “emerging growth company.”

As a public company, we will incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly after we are no longer an emerging growth company, although we are currently unable to estimate theses costs with any degree of certainty. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, which could result in our incurring additional costs applicable to public companies that are not emerging growth companies.

Risks Related to Our Qualification and Operation as a REIT

Failure to qualify as a REIT, or failure to remain qualified as a REIT, would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

We believe that our organization and method of operation enabled us to meet the requirements for qualification and taxation as a REIT commencing with our short taxable year ended December 31, 2019, and we intend to continue to be organized and operate in such a manner. However, we cannot assure you that we will qualify and remain qualified as a REIT. Moreover, our qualification and taxation as a REIT depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the U.S. federal tax laws. Accordingly, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could be subject increased state and local taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect our business, financial condition, results of operations or ability to make distributions to our stockholders and the trading price of our common stock.

Even if we qualify as a REIT, we may face other tax liabilities that could reduce our cash flows and negatively impact our results of operations and financial condition.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure and state or local income, property and transfer taxes. In addition, under new partnership audit procedures, the Operating Partnership and any other partnership that we may form or acquire may be liable at the entity level for tax imposed under those procedures. Further, any taxable REIT subsidiaries (“TRS”) that we may form in the future will be subject to regular corporate U.S. federal, state and local taxes. Moreover, several provisions of the Code regarding the arrangements between a REIT and its TRS entities function to ensure that such TRS entities are subject to an appropriate level of U.S. federal income taxation. Any of these taxes would decrease cash available for distributions to stockholders, which, in turn, could materially adversely affect our business, financial condition, results of operations or ability to make distributions to our stockholders and the trading price of our common stock.

Failure to make required distributions would subject us to U.S. federal corporate income tax.

We intend to continue to operate in a manner so as to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes. In order to qualify and maintain our qualification as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends we pay in a calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and, 100% of our undistributed income (as defined under the excise tax rules from prior years.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To qualify and maintain our qualification as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by the securities of one or more TRSs and no more than 25% of our assets can be represented by debt of “publicly offered REITs” (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act), unless secured by real property or interests in real property. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The relative lack of experience of our Manager in operating under the constraints imposed on us as a REIT may hinder the achievement of our investment objectives.

The Code imposes numerous constraints on the operations of REITs that do not apply to other investment vehicles, including CTO. Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Any failure to comply could cause us to fail to satisfy the requirements associated with qualifying for and maintaining REIT status. Our Manager has relatively limited experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objectives. As a result, we cannot assure you that our Manager will be able to operate our business under these constraints. If we fail to qualify as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests applicable to REITs. In addition, certain income from hedging transactions entered into to hedge existing hedging positions after any portion of the hedged indebtedness or property is extinguished or disposed of will not be included in income for purposes of the 75% and 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

Our ability to provide certain services to our tenants may be limited by the REIT rules or may have to be provided through a TRS.

As a REIT, we generally cannot provide services to our tenants other than those that are customarily provided by landlords, nor can we derive income from a third party that provides such services. If we forego providing such services to our tenants, we may be at a disadvantage to competitors that are not subject to the same restrictions. However, we can provide such non-customary services to tenant our share in the revenue from such services if we do so through a TRS, though income earned by such TRS will be subject to U.S. federal corporate income tax.

The prohibited transactions tax may limit our ability to dispose of our properties.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through any TRS that we may form, which would be subject to U.S. federal corporate income tax.

We may pay taxable dividends in our common stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

We may satisfy the 90% distribution test with taxable distributions of our common stock. The Internal Revenue Service (“IRS”) has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by “publicly offered REITs.” Pursuant to Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied.

If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If we made a taxable dividend payable in cash and our common stock and a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. We do not currently intend to pay taxable dividends using both our common stock and cash, although we may choose to do so in the future.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines in good faith that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

Any ownership of a TRS we may form in the future will be subject to limitations and our transactions with a TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRS entities. A TRS will be subject to applicable U.S. federal, state and local corporate income tax on its taxable income, and its after tax net income will be available for distribution to us but is not required to be distributed to us. In addition, several provisions of the Code regarding the arrangements between a REIT and its TRS entities function to ensure that the TRS is subject to an appropriate level of U.S. federal income taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of our respective investments in any TRS that we may form for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% limitation or to avoid application of the 100% excise tax.

You may be restricted from acquiring or transferring certain amounts of our common stock.

The stock ownership restrictions of the Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our capital stock and restrict our business combination opportunities.

In order to qualify as a REIT for each taxable year beginning in 2020, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding capital stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our shares of capital stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of capital stock during at least 335 days of a taxable year for each taxable year beginning in 2020. To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock.

Our charter, with certain exceptions, requires our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, our charter prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our shares of capital stock. Our board of directors may not grant an exemption from this restriction to any person if such exemption would result in our failing to qualify as a REIT. This as well as other restrictions on transferability and ownership will not apply, however, if our board of directors determines in good faith that it is no longer in our best interests to continue to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20% (plus the 3.8% surtax on net investment income, if applicable). Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. However, for taxable years beginning before January 1, 2026, ordinary REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum U.S. federal income tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. However, to qualify for this deduction, the stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend, and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

We may be subject to adverse legislative or regulatory tax changes, in each instance with potentially retroactive effect, that could reduce the market price of our common stock.

At any time, the U.S. federal income tax laws governing REITs, or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations which, in turn, could materially adversely affect our ability to make distributions to our stockholders and the trading price of our common and preferred stock.

The Tax Cuts and Jobs Act (“TCJA”), enacted in 2017, made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the tax brackets were adjusted, the top U.S. federal income tax rate was reduced to 37%, special rules reduced taxation of certain income earned through pass-through entities and reduced the top effective rate applicable to ordinary REIT dividends to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions were eliminated or limited (including a limit on the deduction for state and local taxes to $10,000 per year). Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate was reduced to 21%. There were only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). Technical corrections and amendments to the TCJA and additional administrative guidance with respect to the TCJA may still be forthcoming. The TCJA made numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us.

If the Operating Partnership failed to qualify as a partnership for U.S. federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that the Operating Partnership will be treated as a partnership for U.S. federal income tax purposes. As a partnership, the Operating Partnership will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of the Operating Partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of the Operating

Partnership or any other subsidiary partnership in which we own an interest as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership or any such other subsidiary partnership as an entity taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of the Operating Partnership or any subsidiary partnership to qualify as a partnership could cause such partnership to become subject to U.S. federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

Risks Related to Our Common Stock

There had been no public market for our common stock prior to our IPO and an active trading market may not be sustained or be liquid in the future, which may cause the market price of our common stock to decline significantly and make it difficult for investors to sell their shares.

Prior to our IPO, there had been no public market for our common stock, and there can be no assurance that an active trading market in our common stock will be sustained or be liquid. There can be no assurance that our common stock will not trade below the IPO Price. The market price of our common stock could be substantially affected by general market conditions, including the extent to which a secondary market develops and is sustained for our common stock following the completion of our IPO, the extent of institutional investor interest in us, the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities of other entities (including securities issued by other real estate-based companies), our financial performance and prospects and general stock and bond market conditions.

The stock markets, including the NYSE on which our shares are listed, have from time to time experienced significant price and volume fluctuations. As a result, the market price of our common stock may be similarly volatile, and investors in shares of our common stock may from time to time experience a decrease in the market price of their shares, including decreases unrelated to our financial performance or prospects. The market price of shares of our common stock could be subject to wide fluctuations in response to a number of factors, including those discussed in this “Risk Factors” section, and others, such as:

•	our financial condition and operating performance and the financial condition or performance of other similar companies;

•	actual or anticipated differences in our quarterly or annual operating results than expected;

•	changes in our revenues, Funds From Operations (“FFO”), Adjusted Funds From Operations (“AFFO”) or earnings estimates or recommendations by securities analysts;

•	publication of research reports about us or the real estate industry generally;

•	increases in market interest rates, which may lead investors to demand a higher distribution yield for shares of our common stock, and could result in increased interest expense on our debt;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	actual or anticipated changes in our and our tenants’ businesses or prospects;

•	the current state of the credit and capital markets, and our ability and the ability of our tenants to obtain financing on favorable terms;

•	conflicts of interest with CTO and its affiliates, including our Manager;

•	the termination of our Manager or additions and departures of key personnel of our Manager;

•	increased competition in our markets;

•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business or growth strategies;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	adverse speculation in the press or investment community;

•	actions by institutional stockholders;

•	the extent of investor interest in our securities;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	investor confidence in the stock and bond markets, generally;

•	changes in tax laws;

•	equity issuances by us (including the issuances of OP Units), or common stock resales by our stockholders, or the perception that such issuances or resales may occur;

•	volume of average daily trading and the amount of our common stock available to be traded;

•	actual, potential or perceived accounting problems;

•	changes in accounting principles;

•	failure to qualify and maintain our qualification as a REIT;

•	failure to comply with the rules of the NYSE or maintain the listing of our common stock on the NYSE;

•	terrorist acts, natural or man-made disasters or threatened or actual armed conflicts; and

•	general market and local, regional and national economic conditions, including factors unrelated to our operating performance and prospects.

No assurance can be given that the market price of our common stock will not fluctuate or decline significantly in the future or that holders of shares of our common stock will be able to sell their shares when desired on favorable terms, or at all. From time to time in the past, securities class action litigation has been instituted against companies following periods of extreme volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

There can be no assurance that we will be able to make or maintain cash distributions, and certain agreements relating to our indebtedness may, under certain circumstances, limit or eliminate our ability to make distributions to our common stockholders.

We intend to make cash distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to adjustments, is distributed. Our ability to continue to make distributions in the future may be adversely affected by the risk factors described in this Annual Report on Form 10-K. We can give no assurance that we will be able to make or maintain distributions and certain agreements relating to our indebtedness may, under certain circumstances, limit or eliminate our ability to make distributions to our common stockholders. We can give no assurance that rents from our properties will increase, or that future acquisitions of real properties or other investments will increase our cash available for distributions to stockholders. In addition, any distributions will be authorized at the sole discretion of our board of directors, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected results of operations, FFO, AFFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as our board of directors deems relevant.

If we do not have sufficient cash available for distributions, we may need to fund the shortage out of working capital or borrow to provide funds for such distributions, which would reduce the amount of proceeds available for real estate investments and increase our future interest costs. Our inability to make distributions, or to make distributions at expected levels, could result in a decrease in the per share trading price of our common stock.

The market value of our common stock is subject to various factors that may cause significant fluctuations or volatility.

As with other publicly traded securities, the market price of our common stock depends on various factors, which may change from time to time and/or may be unrelated to our financial condition, results of operations or cash flows. These factors may cause significant fluctuations or volatility in the market price of our common stock. These factors include, but are likely not limited to, the following:

•	general economic and financial market conditions, including a weak economic environment;

•	level and trend of interest rates;

•	our ability to access the capital markets to raise additional debt or equity capital;

•	changes in our cash flows or results of operations;

•	our financial condition and performance;

•	market perception of our company compared to other real estate companies;

•	market perception of the real estate sector compared to other investment sectors; and

•	volume of average daily trading and the amount of our common stock available to be traded.

The market price of our common stock could be adversely affected by our level of cash distributions.

We believe the market price of the equity securities of a REIT is based primarily upon the market’s perception of the REIT’s growth potential, its current and potential future cash distributions, whether from operations, sales or refinancing, and its management and governance structure and is secondarily based upon the real estate market value of the underlying assets. For that reason, our common stock may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flows for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. If we fail to meet the market’s expectations with regard to future operating results and cash distributions, the market price of our common stock could be adversely affected.

Increases in market interest rates may result in a decline in the market price of our common stock.

One of the factors that will influence the market price of our common stock will be the distribution yield on the common stock (as a percentage of the market price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of shares of our common stock to expect a higher distribution yield and higher interest rates would likely increase our borrowing costs and potentially decrease our cash available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decline.

Future issuances of debt securities, which would rank senior to shares of our common stock upon our liquidation, and future issuances of equity securities (including preferred stock and OP Units), which would dilute the holdings of our then-existing common stockholders and may be senior to shares of our common stock for the purposes of making distributions, periodically or upon liquidation, may materially and adversely affect the market price of our common stock.

In the future, we may issue debt or equity securities or incur other borrowings. Upon liquidation, holders of our debt securities and other loans and shares of our preferred stock will receive a distribution of our available assets before holders of shares of our common stock. We are not required to offer any debt or equity securities to existing stockholders on a preemptive basis. Therefore, shares of our common stock that we issue in the future, directly or through convertible or exchangeable securities (including OP Units), warrants or options, will dilute the holdings of our then-existing common stockholders and such issuances or the perception of such issuances may reduce the market price of our common stock. Our preferred stock, if issued, would likely have a preference on distribution payments, periodically or upon liquidation, which could limit our ability to make distributions to holders of shares of our common stock. Because our decision to issue debt or equity securities or otherwise incur debt in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or impact of our future capital raising efforts. Thus, holders of shares of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may materially and adversely affect the market price of shares of our common stock and dilute their ownership in us.

Sales of substantial amounts of our common stock in the public markets or the perception that they might occur, could reduce the price of our common stock and may dilute your voting power and your ownership interest in us.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

The shares of our common stock that we sold in our IPO may be resold immediately in the public market unless they are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act. The common stock purchased by CTO in the CTO Private Placement and in our IPO and the shares of common stock underlying the OP Units issued in the Formation Transactions are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. Subject to certain exceptions, we, our Manager, our executive officers, and our directors and CTO have agreed with the underwriters of our IPO not to offer, sell, transfer or otherwise dispose of any of our common stock or any securities convertible into or exercisable or exchangeable for, exercisable for, or repayable with our common stock, for a period of 180 days after the date of the final prospectus used in connection with our IPO without first obtaining the written consent of Raymond James & Associates, Inc. As a result of the registration rights agreement that we entered into with CTO, the shares of our common stock purchased by CTO in the CTO Private Placement may be eligible for future sale without restriction, subject to applicable lock-up arrangements. Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur or early release of these agreements, could cause the market price of our common stock to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

In addition, our charter provides that we may issue up to 500,000,000 shares of common stock and 100,000,000 shares of preferred stock, $0.01 par value per share. Moreover, under Maryland law and as is provided in our charter, a majority of our entire board of directors will have the power to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue without stockholder approval. Future issuances of shares of our common stock or securities convertible or exchangeable into common stock may dilute the ownership interest of our common stockholders. Because our decision to issue additional equity or convertible or exchangeable securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. In addition, we are not required to offer any such securities to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future issuances, which may dilute the existing stockholders’ interests in us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

NONE

ITEM 2.	PROPERTIES

Our principal offices are located at 1140 N. Williamson Blvd., Suite 140, Daytona Beach, Florida 32114. Our telephone number is (386) 274-2202.

As of December 31, 2019, the Company owns twenty single-tenant retail and office buildings located in Arizona, Alabama, Florida, Georgia, Massachusetts, Nevada, North Carolina, Oregon, Virginia, and Wisconsin.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of our business. We are not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on our business or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NYSE under the symbol “PINE”.

As of February 14, 2020, there were six holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” through banks, brokers and others for the benefit of beneficial owners who may vote the shares.

Unregistered Sales of Equity Securities

In connection with our formation and initial capitalization, on August 19, 2019, we issued 100 shares of our common stock to John P. Albright, our President and Chief Executive Officer, for an aggregate purchase price of $1,000. These securities were issued in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act. These shares were repurchased by the Company at the closing of the IPO for $1,000.

On November 26, 2019, we issued 394,737 shares of our common stock to an affiliate, CTO, for an aggregate purchase price of $7.5 million in the CTO Private Placement. These securities were issued in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act.

On November 26, 2019, in connection with the IPO, CTO contributed five properties in our initial portfolio to the Operating Partnership in exchange for 1,223,854 OP Units. These OP Units had an initial value of approximately $23.3 million based on the IPO price of $19.00 per share. OP Units are redeemable for cash or, at our election, shares of our common stock on a one-for-one basis, beginning one year after the issuance of such units. These securities were issued in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act.

No underwriters were involved in these transactions, and no underwriting discounts or commissions were paid.

Use of Proceeds from Registered Securities

The registration statement on Form S-11 (File No. 333-234304) (the “Registration Statement”) related to the IPO registered shares of our common stock with a maximum aggregate offering price of up to $181,125,000. The Registration Statement was declared effective by the SEC on November 21, 2019. We sold a total of 7,500,000 shares of our common stock in the IPO for gross proceeds of $142.5 million, which included 421,053 shares that CTO purchased from us in the IPO for approximately $8.0 million. The IPO was completed on November 26, 2019. Raymond James & Associates, Inc., Robert W. Baird & Co. Incorporated, B. Riley FBR, Inc., BMO Capital Markets Corp., Janney Montgomery Scott LLC and D.A. Davidson & Co. served as underwriters for the IPO.

The gross proceeds that we received from the IPO totaled $142.5 million. We incurred a total of approximately $12.0 million of transaction costs, which included underwriting discounts of approximately $9.4 million. Except as described herein, all of the expenses were direct or indirect payments to persons other than: (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our common stock; or (iii) our affiliates. The net proceeds from the IPO, together with the proceeds from the sale of 394,737 shares of our common stock to CTO in the CTO Private Placement, were contributed to the Operating Partnership in exchange for an 86.6% interest in the Operating Partnership.

On November 26, 2019, net proceeds from the IPO and concurrent CTO Private Placement were used to purchase 15 of the 20 single-tenant properties in the Company’s initial portfolio. The Company has utilized the remaining net proceeds from the IPO and concurrent CTO Private Placement for both general corporate and working capital purposes, as well as property acquisitions subsequent to December 31, 2019. We hold cash balances in short-term cash and cash equivalent accounts that are consistent with our intention to qualify as a REIT.

ISSUER REPURCHASES OF EQUITY SECURITIES

None.

ITEM 6.              SELECTED FINANCIAL DATA

The following table summarizes our selected historical financial information for each of the last two fiscal years. The selected financial information has been derived from our audited Consolidated Financial Statements. Additional data for fiscal year 2018 is included elsewhere in this report.

The following selected financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019	For the Year Ended December 31, 2018
	The Company	Predecessor
Revenues:
Lease Income	$1,394,200	$11,837,104	$11,719,549
Total Revenues	1,394,200	11,837,104	11,719,549
Operating Expenses:
Real Estate Expenses	372,535	1,664,543	1,619,523
General and Administrative Expenses	338,663	1,683,187	1,184,352
Depreciation and Amortization	686,985	4,858,803	4,900,719
Total Operating Expenses	1,398,183	8,206,533	7,704,594

Net Income (Loss) from Operations	(3,983)	3,630,571	4,014,955

Interest Expense	41,230	—	—

Net Income (Loss)	(45,213)	3,630,571	4,014,955
Less: Net Loss Attributable to Noncontrolling Interest	6,063	—	—
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$(39,150)	$3,630,571	$4,014,955

Weighted average common shares outstanding - basic	7,902,737	N/A	N/A
Weighted average common shares outstanding - diluted	9,126,591	N/A	N/A
Basic earnings (loss) per share	$—	N/A	N/A
Diluted earnings (loss) per share	$—	N/A	N/A

Non-GAAP Financial Measures

Our reported results are presented in accordance with GAAP. We also disclose Funds From Operations (‘FFO’) and Adjusted Funds From Operations (‘AFFO’) both of which are non-GAAP financial measures. We believe these two non-GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs.

FFO and AFFO do not represent cash generated from operating activities and are not necessarily indicative of cash available to fund cash requirements; accordingly, they should not be considered alternatives to net income as a performance measure or cash flows from operations as reported on our statement of cash flows as a liquidity measure and should be considered in addition to, and not in lieu of, GAAP financial measures.

We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as GAAP net income or loss adjusted to exclude extraordinary items (as defined by GAAP), net gain or loss from sales of depreciable real estate assets, impairment write-downs associated with depreciable real estate assets and real estate related depreciation and amortization, including the pro rata share of such adjustments of unconsolidated subsidiaries. To derive AFFO, we modify the NAREIT computation of FFO to include other adjustments to GAAP net income related to non-cash revenues and expenses such as straight-line rental revenue, amortization of deferred financing costs, amortization of capitalized lease incentives and above- and below-market lease related intangibles, and non-cash compensation. Such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. We use AFFO as one measure of our performance when we formulate corporate goals.

FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers primarily because it excludes the effect of real estate depreciation and amortization and net gains on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. We believe that AFFO is an additional useful supplemental measure for investors to consider because it will help them to better assess our operating performance without the distortions created by other non-cash revenues or expenses. FFO and AFFO may not be comparable to similarly titled measures employed by other companies.

Other Data:

	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019	For the Year Ended December 31, 2018
	The Company	Predecessor
FFO	$641,772	$8,489,374	$8,915,674
AFFO	$805,508	$8,631,657	$8,770,636

Balance Sheet Data:

	As of December 31,
	2019	2018
	The Company	Predecessor
Total Real Estate, at cost	$128,456,692	$120,151,964
Real Estate—Net	$128,040,457	$111,151,636
Cash and Cash Equivalents	$12,341,978	$8,258
Intangible Lease Assets—Net	$22,357,633	$10,555,596
Straight-Line Rent Adjustment	$68,016	$1,483,390
Deferred Expenses	$577,272	$3,223,768
Other Assets	$787,317	$128,300
Total Assets	$164,172,673	$126,550,948
Accounts Payable, Accrued Expenses, and Other Liabilities	$1,471,722	$307,133
Prepaid Rent and Deferred Revenue	$87,481	$344,682
Intangible Lease Liabilities—Net	$1,908,193	$1,710,037
Total Liabilities	$3,467,396	$2,361,852
Total Equity	$160,705,277	$124,189,096

Reconciliation of Non-GAAP Measures:

	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019	For the Year Ended December 31, 2018
	The Company	Predecessor
Net Income (Loss)	$(45,213)	$3,630,571	$4,014,955
Depreciation and Amortization	686,985	4,858,803	4,900,719
Funds from Operations	641,772	8,489,374	8,915,674
Adjustments:
Straight-Line Rent Adjustment	(68,016)	(410,277)	(450,566)
Non-Cash Compensation	4,300	508,858	232,426
Amortization of Deferred Loan Costs to Interest Expense	16,230	—	—
Amortization of Intangible Assets and Liabilities to Lease Income	(4,880)	(233,527)	(229,329)
Amortization of Deferred Expenses to Lease Income	—	277,229	302,431
Non-Recurring Acquisition Cost Charge	216,102	—	—
Adjusted Funds from Operations	$805,508	$8,631,657	$8,770,636

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When we refer to “we,” “us,” “our,” “PINE,” or “the Company,” we mean Alpine Income Property Trust, Inc. and its consolidated subsidiaries. References to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Alpine Income Property Trust, Inc. included in Item 8 of this Annual Report on Form 10-K. Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K or any document incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-K.

OVERVIEW

We are a newly organized real estate company that owns and operates a high-quality portfolio of single-tenant commercial properties all located in the United States. All of the properties in our initial portfolio are leased on a long-term basis and located primarily in or in close proximity to major metropolitan statistical areas, or MSAs, and in growth markets and other markets in the United States with favorable economic and demographic conditions. Eighteen of the 20 properties in our initial portfolio, representing approximately 81% of our initial portfolio’s annualized base rent (as of December 31, 2019), are leased on a triple-net basis. Our properties are primarily leased to industry leading, creditworthy tenants, many of which operate in industries we believe are resistant to the impact of e-commerce. Our initial portfolio consists of 20 single-tenant, primarily net leased retail and office properties located in 15 markets in ten states, which we acquired from Consolidated-Tomoka Land Co. (“CTO”), a public company listed on the NYSE American under the symbol “CTO”, in our Formation Transactions, described hereinafter, utilizing approximately $125.9 million of proceeds from our initial public offering of our common stock (our “IPO”) and the issuance of 1,223,854 units of our Operating Partnership (the “OP Units”) that had an initial value of approximately $23.3 million based on our IPO price of $19.00 per share (the “IPO Price”). For two of our properties in our initial portfolio, we are the lessor in a long-term ground lease to the tenant.

Our initial portfolio is comprised of single-tenant retail and office properties primarily located in or in close proximity to major MSAs, growth markets and other markets in the United States with favorable economic and demographic conditions and leased to tenants with favorable credit profiles or performance attributes. All of the properties in our initial portfolio are subject to long-term, primarily triple-net leases, which generally require the tenant to pay all of the property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. We intend to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2019 upon the filing of our tax return for such taxable year. We believe that, commencing with such taxable year, we have been organized and have operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws, and we intend to continue to be organized and to operate in such a manner.

Our objective is to maximize cash flow and value per share by generating stable and growing cash flows and attractive risk-adjusted returns through owning, operating and growing a diversified portfolio of high-quality single-tenant, net leased commercial properties with strong long-term real estate fundamentals. The 20 properties in our initial portfolio are 100% occupied and represent approximately 817,000 of gross rentable square feet with leases that have a weighted average lease term of approximately 8.0 years (based on annualized base rent as of December 31, 2019). None of our leases expire prior to January 31, 2024.

We seek to acquire, own and operate primarily freestanding, single-tenant commercial real estate properties primarily located in our target markets leased primarily pursuant to triple-net, long-term leases. Within our target markets, we will focus on investments in single-tenant retail and office properties. We will target tenants in industries that we believe are favorably impacted by current macroeconomic trends that support consumer spending, such as strong and growing employment and positive consumer sentiment, as well as tenants in industries that have demonstrated resistance to the impact of the growing e-commerce retail sector. We also will seek to invest in properties that are net leased to tenants that we determine have attractive credit characteristics, stable operating histories and healthy rent coverage levels, are well-located within their market and have rent levels at or below market rent levels. Furthermore, we believe that the size of our company will, for at least the near term, allow us to focus our investment activities on the acquisition of single properties or smaller portfolios of properties that represent a transaction size that most of our publicly-traded net lease REIT peers will not pursue on a consistent basis.

Our strategy for investing in income-producing properties is focused on factors including, but not limited to, long-term real estate fundamentals and target markets, including major markets or those markets experiencing significant economic growth. We employ a methodology for evaluating targeted investments in income-producing properties which includes an evaluation of: (i) the attributes of the real estate (e.g., location, market demographics, comparable properties in the market, etc.); (ii) an evaluation of the existing tenant(s) (e.g., credit-worthiness, property level sales, tenant rent levels compared to the market, etc.); (iii) other market-specific conditions (e.g., tenant industry, job and population growth in the market, local economy, etc.); and (iv) considerations relating to the Company’s business and strategy (e.g., strategic fit of the asset type, property management needs, alignment with the Company’s structure, etc.).

As of December 31, 2019, the Company owned 20 single-tenant income properties in ten states. Following is a summary of these properties:

Type	Tenant	S&P Credit Rating (1)	Location	Rentable Square Feet		Lease Expiration Date	Remaining Term (Years)	Tenant Extension Options (Number x Years)	Contractual Rent Escalations	Annualized Base Rent(2)
Office	Wells Fargo	A+	Portland, OR	211,863		12/31/25	6.0	3x5	No	$3,137,166
Office	Hilton Grand Vacations	BB+	Orlando, FL	102,019		11/30/26	6.9	2x5	Yes	$1,825,444
Retail	LA Fitness	B+	Brandon, FL	45,000		4/26/32	12.3	3x5	Yes	$957,887
Retail	At Home	B+	Raleigh, NC	116,334		9/14/29	9.7	4x5	Yes	$722,117
Retail	Century Theater	BB	Reno, NV	52,474		11/30/24	4.7	3x5	No	$685,675
Retail	Container Store	B	Phoenix, AZ	23,329		2/28/30	10.2	2x5	Yes	$725,502
Office	Hilton Grand Vacations	BB+	Orlando, FL	31,895		11/30/26	6.9	2x5	Yes	$684,319
Retail	Live Nation Entertainment, Inc.	BB-	East Troy, WI	—	(3)	3/31/30	10.3	N/A	Yes	$624,899
Retail	Hobby Lobby	N/A	Winston-Salem, NC	55,000		3/31/30	10.3	3x5	Yes	$562,366
Retail	Dick’s Sporting Goods	N/A	McDonough, GA	46,315		1/31/24	4.1	4x5	No	$472,500
Retail	Jo-Ann Fabric	B-	Saugus, MA	22,500		1/31/29	9.1	4x5	Yes	$468,014
Retail	Walgreens	BBB	Birmingham, AL	14,516		3/31/29	9.3	N/A	No	$364,300
Retail	Walgreens	BBB	Alpharetta, GA	15,120		10/31/25	5.8	N/A	No	$362,880
Retail	Best Buy	BBB	McDonough, GA	30,038		3/31/26	6.3	4x5	No	$337,500
Retail	Outback	BB	Charlottesville, VA	7,216		9/30/31	11.8	4x5	Yes	$307,555
Retail	Walgreens	BBB	Albany, GA	14,770		1/31/33	13.1	N/A	No	$258,000
Retail	Outback	BB	Charlotte, NC	6,297		9/30/31	11.8	4x5	Yes	$220,074
Retail	Cheddars(4)	BBB	Jacksonville, FL	8,146		9/30/27	7.8	4x5	Yes	$186,150
Retail	Scrubbles(4)	N/A	Jacksonville, FL	4,512		10/31/37	17.8	4x5	Yes	$188,602
Retail	Family Dollar	BBB-	Lynn, MA	9,228		3/31/24	4.3	7x5	No	$160,000
Total / Wtd. Avg.				816,572			8.0			$13,250,950

(1)	Tenant, or tenant parent, rated entity.

(2)	Annualized straight-line base rental income in place as of December 31, 2019.

(3)	The Alpine Valley Music Theatre, leased to Live Nation Entertainment, Inc., is an entertainment venue consisting of a two-sided, open-air, 7,500-seat pavilion; an outdoor amphitheater with capacity for 37,000; and over 150 acres of green space.

(4)	We are the lessor in a ground lease with the tenant. The rentable square feet represents the improvements on the property that revert to us at the expiration of the lease.

Subsequent to December 31, 2019 we completed the following acquisitions of income properties:

•	Acquired two corporate operated 7-Eleven convenience stores in the Austin, Texas market under new 15-year triple-net leases, including rent escalations during the initial lease term for combined purchase price of approximately $10.2 million.

•	Acquired a property leased to Conn’s HomePlus in the Dallas/Fort Worth Texas Metroplex, with 11.6 years a remaining on the initial lease term for $6.1 million.

•	Acquired a BP branded convenience store leased to Lehigh Gas Wholesale Services, Inc., a subsidiary of CrossAmerica Partners, a publicly traded company, in Highland Heights, Kentucky, with approximately 10.8 years remaining on the initial lease term for $4.3 million.

•	Acquired a 12-screen theater leased to American Multi-Cinema, Inc., a subsidiary of AMC Entertainment Holdings, Inc., a publicly traded company, in Tyngsboro, Massachusetts, with approximately 10.1 years remaining on the lease term for $7.1 million.

RESULTS OF OPERATIONS FOR THE PERIOD FROM NOVEMBER 26, 2019 TO DECEMBER 31, 2019, FOR THE PERIOD FROM JANUARY 1, 2019 TO NOVEMBER 25, 2019, AND FOR THE YEAR ENDED DECEMBER 31, 2018(1)

	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019	For the Year Ended December 31, 2018
	The Company	Predecessor	Predecessor
Revenues:
Lease Income	$1,394,200	$11,837,104	$11,719,549
Total Revenues	1,394,200	11,837,104	11,719,549
Operating Expenses:
Real Estate Expenses	372,535	1,664,543	1,619,523
General and Administrative Expenses	338,663	1,683,187	1,184,352
Depreciation and Amortization	686,985	4,858,803	4,900,719
Total Operating Expenses	1,398,183	8,206,533	7,704,594

Net Income (Loss) from Operations	(3,983)	3,630,571	4,014,955

Interest Expense	41,230	—	—

Net Income (Loss)	(45,213)	3,630,571	4,014,955
Less: Net Loss Attributable to Noncontrolling Interest	6,063	—	—
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$(39,150)	$3,630,571	$4,014,955

(1) Results of operations prior to November 25, 2019 represent the Predecessor activity of Consolidated-Tomoka Land Co. Subsequent to November 26, 2019, upon the acquisition of the Initial Portfolio from Consolidated-Tomoka Land Co., the results of operations are presented on a new basis of accounting pursuant to ASC 805.

General and Administrative Expenses for the Period from November 26, 2019 to December 31, 2019, for the Period from January 1, 2019 to November 25, 2019 and for the Year Ended December 31, 2018:

	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019	For the Year Ended December 31, 2018
	The Company	Predecessor	Predecessor
Management Fee to Manager	$254,230	$—	$—
Director Stock Compensation Expense (1)	4,300	508,858	232,426
Director & Officer Insurance Expense	43,264	—	—
Additional General and Administrative Expense	36,869	—	—
Allocation of Predecessor General and Administrative Expense	—	1,174,329	951,926
Total General and Administrative Expenses	$338,663	$1,683,187	$1,184,352

(1) For the Predecessor periods presented, stock compensation expense represents an allocation from Consolidated-Tomoka Land Co.

Revenue and Direct Cost of Revenues

Total revenue from our income property operations totaled approximately $1.4 million during the period from November 26, 2019 to December 31, 2019 and approximately $11.8 million during the Predecessor period from January 1, 2019 to November 25, 2019 and approximately $11.7 million during the Predecessor year ended December 31, 2018. The increase in the respective revenues during the periods presented is reflective of both the time periods presented as well as an increase in revenue from properties which were acquired by the Predecessor during the period from January 1, 2019 to November 25, 2019. The direct costs of revenues for our income property operations totaled approximately $373,000 during the period from November 26, 2019 to December 31, 2019 and approximately $1.7 million during the Predecessor period from January 1, 2019 to November 25, 2019 and approximately $1.6 million during the Predecessor year ended December 31, 2018. The increase in the direct cost of revenues during the periods presented is reflective of both the time periods presented as well as an increase related to common area maintenance costs incurred related to the acquisition by the Predecessor of two ground leases in Jacksonville, Florida in October 2018.

Depreciation and Amortization

Depreciation and amortization expense totaled approximately $687,000 during the period from November 26, 2019 to December 31, 2019 and approximately $4.9 million during the Predecessor period from January 1, 2019 to November 25, 2019 and approximately $4.9 million during the Predecessor year ended December 31, 2018. The increase in the depreciation and amortization expense during the periods presented is reflective of both the time periods presented as well as an increase related to the properties which were acquired by the Predecessor during the period from January 1, 2019 to November 25, 2019.

General and Administrative Expenses

General and administrative expenses reflected in the statement of operations totaled approximately $339,000 during the period from November 26, 2019 to December 31, 2019 and approximately $1.7 million during the Predecessor period from January 1, 2019 to November 25, 2019 and approximately $1.2 million during the Predecessor year ended December 31, 2018. Changes in general and administrative expenses during the periods presented is reflective of both the time periods presented, as well as changes in the nature of general and administrative expenses, as the Predecessor periods represent an allocation of the parent company expenses versus actual general and administrative expenses incurred by the Company. The Predecessor general and administrative expenses are not indicative of the amount of general and administrative expenses we expect to incur on an annual basis subsequent to 2019.

Net Income (Loss)

The statement of operations for the period from November 26, 2019 to December 31, 2019 reflects a loss of approximately $45,000 while the statement of operations for the Predecessor period from January 1, 2019 to November 25, 2019 and for the year ended December 31, 2018 reflected net income of approximately $3.6 million and $4.0 million, respectively. The decrease in net income for the period from November 26, 2019 to December 31, 2019 as compared to the Predecessor periods presented does not reflect a decrease of income directly attributable to the Predecessor portfolio and thus the Company’s operations, but rather a decrease of the Predecessor’s parent company income.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled approximately $12.3 million at December 31, 2019, and we had no restricted cash.

As of December 31, 2019, the Company had no outstanding indebtedness.

Credit Facility. The Company’s revolving $100 million credit facility (the “Credit Facility”), with Bank of Montreal (“BMO”) serving as the administrative agent for the lenders thereunder, is unsecured with regard to our income property portfolio but is guaranteed by certain wholly owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Raymond James. The Credit Facility has a total borrowing capacity of $100.0 million with the ability to increase that capacity up to $150.0 million during the term, subject to lender approval. The Credit Facility provides the lenders with a secured interest in the equity of the Company subsidiaries that own the properties included in the borrowing base. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 135 basis points to the 30-day LIBOR plus 195 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the Credit Facility. The Credit Facility also accrues a fee of 15 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity.

At December 31, 2019, the current commitment level under the Credit Facility was $100.0 million. The available borrowing capacity under the Credit Facility was approximately $88.5 million, based on the level of borrowing base assets. As of December 31, 2019, the Credit Facility had no balance outstanding.

The Credit Facility is subject to customary restrictive covenants including, but not limited to, limitations on the Company’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. In addition, the Company is subject to various financial maintenance covenants including, but not limited to, a maximum indebtedness ratio, a maximum secured indebtedness ratio, and a minimum fixed charge coverage ratio. The Credit Facility also contains affirmative covenants and events of default including, but not limited to, a cross default to the Company’s other indebtedness and upon the occurrence of a change in control. The Company’s failure to comply with these covenants or the occurrence of an event of default could result in acceleration of the Company’s debt and other financial obligations under the Credit Facility.

Acquisitions and Investments. As noted previously, the Company’s operations commenced on November 26, 2019 and we did not acquire any single-tenant income properties during the period beginning with the commencement of our operations and December 31, 2019.

We are targeting investments up to approximately $120.0 million in income-producing properties during 2020. As of February 21, 2020, we have acquired five single-tenant, net leased properties for a total investment of approximately $27.6 million. We expect to fund our acquisitions utilizing available capacity under the Credit Facility, cash from operations, and potentially the proceeds generated from future equity offerings or debt issuances.

Capital Expenditures. As of December 31, 2019, the Company is obligated to fund approximately $708,000 to construct a new roof at the 102,019 square-foot property leased to Hilton Grand Vacations. A credit in the amount of approximately $708,000 was received from CTO at the closing of the acquisition of the property on November 26, 2019 and the Company has made payments through December 31, 2019 of approximately $81,000, leaving a remaining commitment of approximately $627,000 as of December 31, 2019.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations and approximately $88.5 million of available capacity on the existing $100.0 million Credit Facility, based on our current borrowing base of income properties, as of December 31, 2019.

Our Board of Directors and management consistently review the allocation of capital with the goal of providing the best long-term return for our stockholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing the Company’s securities, and retaining funds for reinvestment. Annually, the Board reviews our business plan and corporate strategies, and makes adjustments as circumstances warrant. Management’s focus is to continue our strategy of investing in single-tenant net leased income properties by utilizing the capital we raised in our IPO and available borrowing capacity from the Credit Facility to increase our portfolio of income-producing properties, providing stabilized cash flows with strong risk-adjusted returns primarily in larger metropolitan areas and growth markets.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of December 31, 2019, approximately $627,000 in contractual obligations related to the Hilton Grand Vacations property are recorded as liabilities in our consolidated financial statements. There are no development obligations, which are not recognized as liabilities in our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

The consolidated condensed financial statements included in this Annual Report are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. The development and selection of these critical accounting policies have been determined by management and the related disclosures have been reviewed with the Audit Committee of the Board of Directors of the Company. Actual results could differ from those estimates.

Our significant accounting policies are more fully described in Note 3 “Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K; however, the most critical accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows:

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period presented. Actual results could differ from those estimates.

Because of, among other factors, the fluctuating market conditions that currently exist in the national real estate markets, and the volatility and uncertainty in the financial and credit markets, it is possible that the estimates and assumptions, most notably those related to the Predecessor’s investment in income properties, could change materially due to the continued volatility of the real estate and financial markets or as a result of a significant dislocation in those markets.

Long-Lived Assets. The Company Financial Accounting Standards Board (“FASB”) ASC Topic 360-10, Property, Plant, and Equipment in conducting its impairment analyses. The Company reviews the recoverability of long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of situations considered to be triggering events include: a substantial decline in operating cash flows during the period, a current or projected loss from operations, an income property not fully leased or leased at rates that are less than current market rates, and any other quantitative or qualitative events deemed significant by management. Long-lived assets are evaluated for impairment by using an undiscounted cash flow approach, which considers future estimated capital expenditures. Impairment of long-lived assets is measured at fair value less cost to sell.

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease. Upon acquisition of real estate, the Company determines whether the transaction is a business combination, which is accounted for under the acquisition method, or an acquisition of assets. For both types of transactions, the Company recognizes and measures identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquire based on their relative fair values. For business combinations, the Company recognizes and measures goodwill or gain from a bargain purchase, if applicable, and expenses acquisition-related costs in the periods in which the costs are incurred. For acquisitions of assets, acquisition-related costs are capitalized on the Company's consolidated and combined balance sheets. If the Company acquires real estate and simultaneously enters into a new lease of the real estate the acquisition will be accounted for as an asset acquisition.

In accordance with the FASB guidance on business combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values.

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on the determination of the fair values of these assets.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease, including the probability of renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term unless the management believes that it is likely that the tenant will renew the option whereby the Predecessor amortizes the value attributable to the renewal over the renewal period.

The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. The value of tenant relationships is reviewed on individual transactions to determine if future value was derived from the acquisition.

Income Property Lease Revenue. The rental arrangements associated with the Company’s income property portfolio are classified as operating leases. The Company recognizes lease income on these properties on a straight-line basis over the term of the lease. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between lease income recognized under this method and contractual lease payment terms (i.e., straight-line rent) is recorded as a deferred operating lease receivable and is included in Straight-line Rent Adjustment on the accompany consolidated and combined balance sheets as of December 31, 2019 and 2018.

Stock-Based Compensation. The Company adopted the Individual Equity Incentive Plan and the Manager Equity Incentive Plan, which are collectively referred to herein as the Equity Incentive Plans, to provide equity incentive opportunities to members of our Manager’s management team and employees who perform services for us, our independent directors, advisers, consultants and other personnel, either individually or via grants of incentive equity to our Manager. The Company’s Equity Incentive Plans provide for grants of stock options, stock appreciation rights (“SARs”), stock awards, restricted stock units, cash awards, dividend equivalent rights, other equity-based awards, including long-term incentive plan (“LTIP”) units, and incentive awards. A total of 684,494 shares of Common Stock have been authorized for issuance under the Equity Incentive Plans.

New Accounting Pronouncements. Refer to Note 3, “Summary of Significant Accounting Policies” to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risk (i.e. the risk of loss arising from adverse changes in market rates and prices), to which we are exposed is interest rate risk relating to our debt. We may utilize overnight sweep accounts and short-term investments as a means to minimize the interest rate risk. We do not believe that interest rate risk related to cash equivalents and short-term investments, if any, is material due to the nature of the investments.

We are primarily exposed to interest rate risk relating to our own debt in connection with the Credit Facility, as this facility carries a variable rate of interest. Our borrowings on the Credit Facility will bear a variable rate of interest based on the 30-day LIBOR plus a rate of between 135 basis points and 195 basis points based on our level of borrowing as a percentage of our total asset value. As of December 31, 2019, we had no amount outstanding on our credit facility. Therefore, a hypothetical change in the interest rate of 100 basis points (i.e., 1%) would not affect our financial position, results of operations, and cash flows. Management’s objective is to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements appear beginning on page F-1 of this report. See Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our accountants on accounting and financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by rules 13(a)-15 and 15(d)-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We are externally managed by the Manager. The information required to be set forth herein, except for the information included under the heading “Executive Officers of the Registrant” below, will be included in the Company’s definitive proxy statement for its 2020 annual stockholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2019 (the “Proxy Statement”), which sections are incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages at December 31, 2019, their business experience during the past five years, and the year first elected as an executive officer of the Company are as follows:

John P. Albright, 54, president and chief executive officer of the Company since August 2019. Mr. Albright has been president and chief executive officer of CTO since August 2011. Prior to joining CTO in 2011 and the Company in 2019, Mr. Albright was the Co-Head and Managing Director of Archon Capital, a Goldman Sachs Company located in Irving, Texas. Prior to that, he was the Executive Director, Merchant Banking-Investment Management for Morgan Stanley. Prior to Morgan Stanley, Mr. Albright was Managing Director and Officer of Crescent Real Estate Equities, a publicly traded REIT, based in Fort Worth, Texas. His experience involves various aspects of investment, lending, and development of commercial properties, as well as real estate investment banking.

Mark E. Patten, 56, senior vice president and chief financial officer and treasurer of the Company since August 2019. Mr. Patten has been senior vice president and chief financial officer of CTO since April 2012. Mr. Patten’s prior experience includes serving as executive vice president and chief financial officer of Legacy Healthcare Properties Trust Inc. in 2010 and serving the same positions with Simply Self Storage from August 2007 to May 2010. Prior to those positions, he served as senior vice president and chief accounting officer of CNL Hotels & Resorts, Inc., a $7.7 billion public non-traded lodging REIT, from January 2004 until the sale of the company in April 2007. Mr. Patten began his career at KPMG in 1986 and spent twelve years with KPMG including his election into the partnership in 1997.

Daniel E. Smith, 54, senior vice president, general counsel and corporate secretary of the Company since August 2019. Mr. Smith has been senior vice president, general counsel and corporate secretary of CTO since October 2014. Prior to that, Mr. Smith most recently served as Vice President-Hospitality and Vice President and Associate General Counsel at Goldman Sachs & Co. Prior to that, he spent ten years at Crescent Real Estate Equities, a publicly traded REIT, based in Fort Worth, Texas, where he held several positions in the legal department, most recently Senior Vice President and General Counsel.

Steven R. Greathouse, 41, senior vice president, investments of the Company since August 2019. Mr. Greathouse has been with CTO since January 2012 and currently serves as CTO’s senior vice president, investments. Mr. Greathouse most recently served as the Director of Finance at N3 Real Estate, a single-tenant triple net property developer. Prior to that, he was a Senior Associate, Merchant Banking-Investment Management for Morgan Stanley and Crescent Real Estate Equities, a publicly traded REIT, based in Fort Worth, Texas.

ITEM 11.	EXECUTIVE COMPENSATION

We are externally managed by the Manager and as such the Company does not incur compensation costs affiliated with our executive officers. Any additional information required to be set forth herein will be included in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be set forth herein will be included in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be set forth herein will be included in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be set forth herein will be included in the Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet as of December 31, 2019 (Successor) and Combined Balance Sheet as of December 31, 2018 (Predecessor)	F-3
Consolidated Statement of Operations for the period from November 26, 2019 to December 31, 2019 (Successor) and Combined Statement of Operations for the period from January 1, 2019 to November 25, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor)	F-4
Consolidated Statement of Stockholders’ Equity for the period from November 26, 2019 to December 31, 2019 (Successor) and Combined Statements of Stockholders’ Equity for the period from January 1, 2019 to November 25, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor)	F-5
Consolidated Statement of Cash Flows for the period from November 26, 2019 to December 31, 2019 (Successor) and Combined Statements of Cash Flows for the period from January 1, 2019 to November 25, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor)	F-6
Notes to Consolidated and Combined Financial Statements	F-8

2. FINANCIAL STATEMENT SCHEDULES

Included in Part IV on Form 10-K:

Schedule III—Real Estate and Accumulated Depreciation

Other schedules are omitted because of the absence of conditions under which they are required, materiality, or because the required information is given in the financial statements or notes thereof.

3. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Alpine Income Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 3, 2019)

3.2	Amended and Restated Bylaws of Alpine Income Property Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 3, 2019)

4.1	Description of the Registrant’s Securities †

4.2	Specimen Common Stock Certificate of Alpine Income Property Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-234304) filed with the Commission on October 29, 2019).

10.1	Stock Purchase Agreement, dated November 21, 2019, between Alpine Income Property Trust, Inc. and Consolidated-Tomoka Land Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2019)

10.2	Registration Rights Agreement, dated November 26, 2019, between Alpine Income Property Trust, Inc. and Consolidated-Tomoka Land Co. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 3, 2019)

10.3	Amended and Restated Agreement of Limited Partnership, dated November 26, 2019, among Alpine Income Property GP, LLC, Alpine Income Property Trust, Inc., Consolidated-Tomoka Land Co. and Indigo Group Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 3, 2019)

10.4	Tax Protection Agreement, dated November 26, 2019, among Alpine Income Property Trust, Inc., Alpine Income Property OP, LP, Consolidated-Tomoka Land Co. and Indigo Group Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 3, 2019)

10.5	Management Agreement, dated November 26, 2019, among Alpine Income Property Trust, Inc., Alpine Income Property OP, LP and Alpine Income Property Manager, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 3, 2019)*

10.6	Exclusivity and Right of First Offer Agreement, dated November 26, 2019, between Consolidated-Tomoka Land Co. and Alpine Income Property Trust, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 3, 2019)

10.7	Credit Agreement, dated November 26, 2019, among Alpine Income Property OP, LP, Alpine Income Property Trust, Inc., Bank of Montreal, BMO Capital Markets Corp. and Raymond James Bank, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 3, 2019)

10.8	Indemnification Agreement, dated November 21, 2019, between Alpine Income Property Trust, Inc. and John P. Albright (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 3, 2019)

10.9	Indemnification Agreement, dated November 21, 2019, between Alpine Income Property Trust, Inc. and Mark E. Patten (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 3, 2019)

10.10	Indemnification Agreement, dated November 21, 2019, between Alpine Income Property Trust, Inc. and Steven R. Greathouse (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 3, 2019)

10.11	Indemnification Agreement, dated November 21, 2019, between Alpine Income Property Trust, Inc. and Daniel E. Smith (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on December 3, 2019)

10.12	Indemnification Agreement, dated November 21, 2019, between Alpine Income Property Trust, Inc. and Mark O. Decker, Jr. (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on December 3, 2019)

10.13	Indemnification Agreement, dated November 21, 2019, between Alpine Income Property Trust, Inc. and M. Carson Good (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 3, 2019)

10.14	Indemnification Agreement, dated November 21, 2019, between Alpine Income Property Trust, Inc. and Andrew C. Richardson (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 3, 2019)

10.15	Indemnification Agreement, dated November 21, 2019, between Alpine Income Property Trust, Inc. and Jeffrey S. Yarckin (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on December 3, 2019)

10.16	Alpine Income Property Trust, Inc. 2019 Individual Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-235256) filed on November 25, 2019) *

10.17	Alpine Income Property Trust, Inc. 2019 Manager Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on December 3, 2019) *

10.18	Form of Non-Employee Director Restricted Stock Award Agreement under the Alpine Income Property Trust, Inc. 2019 Individual Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-234304) filed with the Commission on November 7, 2019) *

21.1	List of Subsidiaries of the Registrant †

23.1	Consent of Grant Thornton LLP †

31.1	Certificate of John P. Albright, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

31.2	Certificate of Mark E. Patten, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

32.1	Certificate of John P. Albright, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ††

32.2	Certificate of Mark E. Patten, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ††

†Filed Herewith

†† Furnished Herewith

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE INCOME PROPERTY TRUST, INC.

February 21, 2020	By:	/S/ JOHN P. ALBRIGHT
John P. Albright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

President and Chief Executive Officer (Principal Executive Officer), and Director
February 21, 2020		/S/ JOHN P. ALBRIGHT

Senior Vice President and Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
February 21, 2020		/S/ MARK E. PATTEN

February 21, 2020	Chairman of the Board, Director	/S/ ANDREW C. RICHARDSON
February 21, 2020	Director	/S/ MARK O. DECKER, JR.
February 21, 2020	Director	/S/ M. CARSON GOOD
February 21, 2020	Director	/S/ JEFFREY S. YARCKIN

ALPINE INCOME PROPERTY TRUST, INC.

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet as of December 31, 2019 (Successor) and Combined Balance Sheet as of December 31, 2018 (Predecessor)	F-3
Consolidated Statement of Operations for the period from November 26, 2019 to December 31, 2019 (Successor) and Combined Statement of Operations for the period from January 1, 2019 to November 25, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor)	F-4
Consolidated Statement of Stockholders’ Equity for the period from November 26, 2019 to December 31, 2019 (Successor) and Combined Statements of Stockholders’ Equity for the period from January 1, 2019 to November 25, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor)	F-5
Consolidated Statement of Cash Flows for the period from November 26, 2019 to December 31, 2019 (Successor) and Combined Statements of Cash Flows for the period from January 1, 2019 to November 25, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor)	F-6
Notes to Consolidated and Combined Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Alpine Income Property Trust, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Alpine Income Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2019 (Successor), the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from November 26, 2019 to December 31, 2019 (Successor), and the combined balance sheet of the Company as of December 31, 2018 (Predecessor) and the related combined statements of operations, stockholders’ equity, and cash flows for the period from January 1, 2019 to November 25, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor), and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 (Successor) and 2018 (Predecessor), and the results of its operations and its cash flows for the period from November 26, 2019 to December 31, 2019 (Successor), the period from January 1, 2019 to November 25, 2019 (Predecessor), and for the year ended December 31, 2018 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2019.

Jacksonville, Florida
February 21, 2020

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS

	As of December 31,
	2019	2018
ASSETS	The Company	Predecessor
Real Estate:
Land, at cost	$54,386,511	$42,008,362
Building and Improvements, at cost	74,070,181	78,143,602
Total Real Estate, at cost	128,456,692	120,151,964
Less, Accumulated Depreciation	(416,235)	(9,000,328)
Real Estate—Net	128,040,457	111,151,636
Cash and Cash Equivalents	12,341,978	8,258
Intangible Lease Assets—Net	22,357,633	10,555,596
Straight-Line Rent Adjustment	68,016	1,483,390
Deferred Expenses	577,272	3,223,768
Other Assets	787,317	128,300
Total Assets	$164,172,673	$126,550,948
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$1,471,722	$307,133
Prepaid Rent and Deferred Revenue	87,481	344,682
Intangible Lease Liabilities—Net	1,908,193	1,710,037
Total Liabilities	3,467,396	2,361,852
Commitments and Contingencies
Equity:
Alpine Income Property Trust Inc. Predecessor Equity	—	124,189,096
Alpine Income Property Trust Inc. Stockholders' Equity:
Preferred Stock, $0.01 par value per share, 100 million shares authorized, no shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Common Stock, $0.01 par value per share, 500 million shares authorized, 7,902,737 and -0- shares issued and outstanding as of December 31, 2019 and 2018, respectively	79,027	—
Additional Paid-in Capital	137,947,575	—
Retained Earnings (Deficit)	(497,508)	—
Stockholders' Equity	137,529,094	124,189,096
Noncontrolling Interest	23,176,183	—
Total Equity	160,705,277	124,189,096
Total Liabilities and Equity	$164,172,673	$126,550,948

The accompanying notes are an integral part of these consolidated and combined financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019	For the Year Ended December 31, 2018
	The Company	Predecessor
Revenues:
Lease Income	$1,394,200	$11,837,104	$11,719,549
Total Revenues	1,394,200	11,837,104	11,719,549
Operating Expenses:
Real Estate Expenses	372,535	1,664,543	1,619,523
General and Administrative Expenses	338,663	1,683,187	1,184,352
Depreciation and Amortization	686,985	4,858,803	4,900,719
Total Operating Expenses	1,398,183	8,206,533	7,704,594

Net Income (Loss) from Operations	(3,983)	3,630,571	4,014,955

Interest Expense	41,230	—	—

Net Income (Loss)	(45,213)	3,630,571	4,014,955
Less: Net Loss Attributable to Noncontrolling Interest	6,063	—	—
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$(39,150)	$3,630,571	$4,014,955

Per Common Share Data:
Net Income (Loss)
Basic	$—	N/A	N/A
Diluted	$—	N/A	N/A
Weighted Average Number of Common Shares:
Basic	7,902,737	N/A	N/A
Diluted	9,126,591	N/A	N/A

Dividends Declared and Paid	$0.058	N/A	N/A

The accompanying notes are an integral part of these consolidated and combined financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

	Predecessor Equity	Common Stock at Par	Additional Paid-in Capital	Retained Earnings (Deficit)	Stockholders' Equity	Noncontrolling Interest	Total Equity
Predecessor
Balance January 1, 2018	$120,379,848	$—	$—	$—	$120,379,848	$—	$120,379,848
Net Income	4,014,955	—	—	—	4,014,955	—	4,014,955
Stock Compensation Expense from Consolidated-Tomoka Land Co.	232,426	—	—	—	232,426	—	232,426
Net Transactions with Consolidated-Tomoka Land Co.	(438,133)	—	—	—	(438,133)	—	(438,133)
Balance December 31, 2018	124,189,096	—	—	—	124,189,096	—	124,189,096
Net Income	3,630,571	—	—	—	3,630,571	—	3,630,571
Stock Compensation Expense from Consolidated-Tomoka Land Co.	508,858	—	—	—	508,858	—	508,858
Net Transactions with Consolidated-Tomoka Land Co.	19,447,447	—	—	—	19,447,447	—	19,447,447
Balance November 25, 2019	$147,775,972	$—	$—	$—	$147,775,972	$—	$147,775,972

The Company
Net Loss	$—	$—	$—	$(39,150)	$(39,150)	$(6,063)	$(45,213)
Proceeds from Initial Public Offering	—	75,000	142,425,000	—	142,500,000	—	142,500,000
Proceeds from Private Placement	—	3,947	7,496,053	—	7,500,000	—	7,500,000
Operating Units Issued	—	—	—	—	—	23,253,230	23,253,230
Payment of Initial Public Offering Transaction Costs	—	—	(11,977,698)	—	(11,977,698)	—	(11,977,698)
Stock Issuance to Directors	—	80	4,220	—	4,300	—	4,300
Cash Dividend ($0.058 per share)	—	—	—	(458,358)	(458,358)	(70,984)	(529,342)
Balance December 31, 2019	$—	$79,027	$137,947,575	$(497,508)	$137,529,094	$23,176,183	$160,705,277

The accompanying notes are an integral part of these consolidated and combined financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019	For the Year Ended December 31, 2018
	The Company	Predecessor
Cash Flow from Operating Activities:
Net Income (Loss)	$(45,213)	$3,630,571	$4,014,955
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Depreciation and Amortization	686,985	4,858,803	4,900,719
Amortization of Intangible Assets and Liabilities to Lease Income	(4,880)	(233,527)	(229,329)
Loan Cost Amortization included in Interest Expense	16,230	—	—
Amortization of Deferred Expenses to Lease Income	—	277,229	302,431
Non-Cash Compensation	4,300	508,858	232,426
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(68,016)	(410,277)	(450,566)
Deferred Expenses	—	(411)	(909)
Other Assets	(787,317)	(499,541)	41,102
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	1,471,722	(242,966)	(3,157,711)
Prepaid Rent and Deferred Revenue	87,481	(343,412)	(27,255)
Net Cash Provided By Operating Activities	1,361,292	7,545,327	5,625,863
Cash Flow from Investing Activities:
Acquisition of Real Estate	(125,918,772)	(27,001,032)	(5,186,372)
Net Cash Used In Investing Activities	(125,918,772)	(27,001,032)	(5,186,372)
Cash Flow from Financing Activities:
Cash Received from Initial Public Offering	142,500,000	—	—
Cash Received from Private Placement	7,500,000	—	—
Cash Paid for Initial Public Offering Transaction Costs	(11,977,698)	—	—
Net Transactions with Consolidated-Tomoka Land Co.	—	19,447,447	(438,133)
Cash Paid for Loan Fees	(593,502)	—	—
Dividends Paid	(529,342)	—	—
Net Cash Provided By (Used In) Financing Activities	136,899,458	19,447,447	(438,133)
Net Increase in Cash	12,341,978	(8,258)	1,358
Cash, Beginning of Period	—	8,258	6,900
Cash, End of Period	$12,341,978	$—	$8,258

The accompanying notes are an integral part of these consolidated and combined financial statements.

Supplemental Disclosure of Cash Flows:

On November 26, 2019, in connection with the Company’s initial public offering, Consolidated-Tomoka Land Co., contributed five properties in the initial portfolio (hereinafter referred to as the “Contributed Properties”) in exchange for 1,223,854 OP Units (as hereinafter defined in Note 1, “Business and Organization”). These OP Units had an initial value of approximately $23.3 million based on the public offering price of $19.00 per share. This non-cash transaction was reflected as an increase in Land, Building and Improvements, Intangible Lease Assets, and Intangible Lease Liabilities for an aggregate of approximately $23.3 million with a respective increase in Noncontrolling Interest of approximately $23.3 million on the accompanying consolidated balance sheet as of December 31, 2019.

The accompanying notes are an integral part of these consolidated and combined statements.

ALPINE INCOME PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 1.       BUSINESS AND ORGANIZATION

BUSINESS

Alpine Income Property Trust, Inc. (the “Company”) is a newly organized real estate company that owns and operates a high-quality portfolio of single-tenant commercial properties. The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Alpine Income Property Trust, Inc. together with our consolidated subsidiaries.

Our initial portfolio consists of 20 single-tenant, primarily net leased retail and office properties located in 15 markets in ten states. Eighteen of the 20 properties in our initial portfolio, representing approximately 81% of our initial portfolio’s annualized base rent (as of December 31, 2019), are leased on a triple-net basis.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company, a wholly owned subsidiary of Consolidated-Tomoka Land Co. (our “Manager”). Consolidated-Tomoka Land Co. (NYSE American: CTO), is a Florida corporation that is a publicly traded, diversified real estate operating company and the sole member of our Manager (“CTO”).

ORGANIZATION

Alpine Income Property Trust, Inc. is a Maryland corporation that was formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering of shares of its common stock (the “Offering”) as well as a concurrent private placement of shares of common stock to CTO. Net proceeds from the Offering and the concurrent CTO private placement were used to purchase 15 single-tenant properties from CTO. Additionally, CTO contributed to Alpine Income Property OP, LP, the Company’s operating partnership (the “Operating Partnership”), five additional single-tenant properties in exchange for operating partnership units (“OP Units”).

The price per share paid in the Offering and the concurrent private placement was $19.00. The Offering raised $142.5 million in gross proceeds from the issuance of 7,500,000 shares of our common stock. We also raised $7.5 million from the concurrent private placement to CTO from the issuance of 394,737 shares of our common stock. Included in the $142.5 million Offering, was CTO’s purchase of 421,053 shares of our common stock for $8.0 million, representing a cash investment by CTO of $15.5 million. Approximately $125.9 million of proceeds from this offering were utilized to acquire 15 properties in our initial portfolio. The remaining five properties in our initial portfolio (which we refer to as the “Contributed Properties”) were contributed by CTO in exchange for 1,223,854 OP Units of the Operating Partnership for a value of approximately $23.3 million based on the public offering price of $19.00 per share. The Company incurred a total of approximately $12.0 million of transaction costs, which included underwriting fees of approximately $9.4 million. Upon completion of the Offering, the concurrent CTO private placement and the formation transactions, CTO owned approximately 22.3% of our outstanding common stock (assuming the OP Units issued to CTO in the formation transactions are exchanged for shares of our common stock on a one-for-one basis).

The Company intends to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its short taxable year beginning on November 26, 2019 and ending on December 31, 2019 upon the filing of our tax return for such taxable year. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% annual REIT taxable income, without regard to the dividends paid deduction or net capital gain, to its stockholders (which is computed and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company will generally not be subject to U.S. federal corporate income tax to the extent of its distributions to stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax on its taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

NOTE 2.       BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

BASIS OF PRESENTATION

For the periods prior to November 26, 2019, the accompanying combined financial statements of Alpine Income Property Trust Predecessor (the “Predecessor”) do not represent the financial position and results of operations of one legal entity, but rather a combination of entities under common control that have been “carved out” from CTO’s consolidated financial statements. Historically, financial statements of the Predecessor have not been prepared as it has not operated separately from CTO. These combined financial statements reflect the revenues and expenses of the Predecessor and include certain material assets and liabilities of CTO that are specifically identifiable and generated through, or associated with, an in-place net lease, which have been reflected at CTO’s historical basis.

For periods subsequent to November 26, 2019, the accompanying consolidated financial statements represent the consolidated statements of Alpine Income Property Trust, Inc. together with our consolidated subsidiaries. As a result of the Company’s acquisitions of the initial portfolio from CTO, the consolidated financial statements subsequent to November 26, 2019 are presented on a new basis of accounting pursuant to Accounting Standards Codification (“ASC”) 805-10, Business Combinations.

The preparation of these consolidated and combined financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The combined financial statements for the periods prior to November 26, 2019 include an allocation of general and administrative expenses to the Predecessor from CTO. In addition, general and administrative expenses include an allocation of the costs of certain CTO corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses (including stock-based compensation) represent a pro rata allocation of costs from CTO based on the revenues of the Predecessor as a percentage of CTO’s total revenue. The Company believes the allocation methodology for general and administrative expenses is reasonable. However, the allocated general and administrative expense presented in our combined statements of operations for historical periods does not necessarily reflect what our general and administrative expenses will be as a stand-alone public company for future reporting periods. Additionally, most of the Predecessor entities included in CTO’s financial statements did not have separately established bank accounts for the periods presented, and most cash transactions were historically transacted through bank accounts owned by CTO. The combined statements of cash flows for the periods presented were prepared as if operating, investing, and financing transactions had been transacted through separate bank accounts of the Predecessor. The combined financial statements include, on a carve-out basis, the historical balance sheets and statements of operations and cash flows attributed to the Company.

PRINCIPLES OF CONSOLIDATION

For periods subsequent to November 26, 2019, the consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. For periods prior to November 26, 2019, the combined financial statements include, on a carve-out basis, the historical balance sheets and statements of operations and cash flows of the Predecessor.

NOTE 3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period presented. Actual results could differ from those estimates.

Because of, among other factors, the fluctuating market conditions that currently exist in the national real estate markets, and the volatility and uncertainty in the financial and credit markets, it is possible that the estimates and assumptions, most notably those related to the Predecessor’s investment in income properties, could change materially due to the continued volatility of the real estate and financial markets or as a result of a significant dislocation in those markets.

REAL ESTATE

Real estate, which is primarily comprised of the income properties in our portfolio, is stated at cost, less accumulated depreciation and amortization. Such income properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to the applicable income property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the period from November 26, 2019 to December 31, 2019, the period from January 1, 2019 to November 25, 2019, and the year ended December 31, 2018 , was approximately $416,000, $3.2 million, and $3.2 million, respectively.

LONG-LIVED ASSETS

The Company follows Financial Accounting Standards Board (“FASB”) ASC Topic 360-10, Property, Plant, and Equipment in conducting its impairment analyses. The Company reviews the recoverability of long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of situations considered to be triggering events include: a substantial decline in operating cash flows during the period, a current or projected loss from operations, an income property not fully leased or leased at rates that are less than current market rates, and any other quantitative or qualitative events deemed significant by management. Long-lived assets are evaluated for impairment by using an undiscounted cash flow approach, which considers future estimated capital expenditures. Impairment of long-lived assets is measured at fair value less cost to sell.

PURCHASE ACCOUNTING FOR ACQUISITIONS OF REAL ESTATE SUBJECT TO A LEASE

Upon acquisition of real estate, the Company determines whether the transaction is a business combination, which is accounted for under the acquisition method, or an acquisition of assets. For both types of transactions, the Company recognizes and measures identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquire based on their relative fair values. For business combinations, the Company recognizes and measures goodwill or gain from a bargain purchase, if applicable, and expenses acquisition-related costs in the periods in which the costs are incurred. For acquisitions of assets, acquisition-related costs are capitalized on the Company's consolidated and combined balance sheets. If the Company acquires real estate and simultaneously enters into a new lease of the real estate the acquisition will be accounted for as an asset acquisition.

In accordance with ASC 805-10, Business Combinations, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values.

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on the determination of the fair values of these assets.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease, including the probability of renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term unless the management believes that it is likely that the tenant will renew the option whereby the Successor and Predecessor amortize the value attributable to the renewal over the renewal period.

The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. The value of tenant relationships is reviewed on individual transactions to determine if future value was derived from the acquisition.

INCOME PROPERTY LEASE REVENUE

The rental arrangements associated with the Company’s income property portfolio are classified as operating leases. The Company recognizes lease income on these properties on a straight-line basis over the term of the lease. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between lease income recognized under this method and contractual lease payment terms (i.e., straight-line rent) is recorded as a deferred operating lease receivable and is included in Straight-line Rent Adjustment on the accompanying consolidated and combined balance sheets as of December 31, 2019 and 2018, respectively.

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of December 31, 2019, and 2018, no allowance for doubtful accounts was required.

SALES TAX

Sales tax collected on lease payments is recognized as a liability in the accompanying consolidated balance sheets when collected. The liability is reduced at the time payment is remitted to the applicable taxing authority.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of December 31, 2019 and 2018 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of Cash and Cash Equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

DEFERRED EXPENSES

As of December 31, 2019, the Company’s deferred expenses include deferred financing costs associated with the Company’s Credit Facility. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

As of December 31, 2018, the Predecessor’s deferred expenses include tenant lease incentives and leasing costs such as brokerage commissions, legal, and other costs which are amortized over the term of the respective lease agreements. Tenant lease incentives are amortized as an offset to operating lease income while leasing costs are amortized and included in depreciation and amortization in the Predecessor’s accompanying combined statements of operations.

EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of shares outstanding. Diluted earnings per common share are based on the assumption that the OP Units issued to CTO in the formation transactions are exchanged for shares of our common stock on a one-for-one basis for the year.

INCOME TAXES

The Company believes that, commencing with such short taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. The REIT believes that its organization and proposed method of operation will enable it to meet the requirements for qualification and taxation as a REIT commencing with such taxable year. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income, if any, and eliminate U.S. federal and state income taxes on undistributed net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the REIT to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. The Company may form one or more taxable REIT subsidiaries (“TRSs”), which will be subject to applicable U.S. federal, state and local corporate income tax on their taxable income. For the periods presented, the Company did not have any TRSs that would be subject to taxation.

STOCK-BASED COMPENSATION

The Company adopted the Individual Equity Incentive Plan (the “Individual Plan”) and the Manager Equity Incentive Plan (the “Manager Plan”), which are collectively referred to herein as the Equity Incentive Plans. The purpose of the Equity Incentive Plans is to provide equity incentive opportunities to members of the Manager’s management team and employees who perform services for the Company, the Company’s independent directors, advisers, consultants and other personnel, either individually or via grants of incentive equity to the Manager. The Equity Incentive Plans provide for grants of stock options, stock appreciation rights (“SARs”), stock awards, restricted stock units, cash awards, dividend equivalent rights, other equity-based awards, including long-term incentive plan units, and incentive awards. The Individual Plan is intended to provide a means through which the Company’s directors, officers, employees, consultants and advisors of the Company and its affiliates, as well as employees of the Manager and its affiliates who are providing services to the Company and its affiliates, can acquire and maintain an equity interest in the Company or be paid incentive compensation. The Manager Plan is intended to provide a means through which the Manager and its affiliates can acquire and maintain an equity interest in the Company, thereby strengthening their commitment to the welfare of the Company and aligning their interests with those of the Company’s stockholders.

A total of 684,494 shares of Common Stock have been authorized for issuance under the Equity Incentive Plans. If an award granted under the Equity Incentive Plans expires, is forfeited or terminates, the shares of Common Stock subject to any portion of the award that expires, is forfeited or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of stock (i) surrendered or withheld in payment of the exercise price or taxes related to an award and (ii) covered by a SAR (without regard to the number of shares actually issued upon the exercise of such SAR) will not again be available for award under the Equity Incentive Plans. Unless previously terminated by the Board, no new award may be granted under the Equity Incentive Plans after November 18, 2029. The maximum aggregate compensation, including cash compensation and the grant date fair value of awards granted under the Individual Plan, to a non-employee director will not exceed $300,000 in any single calendar year.

On November 26, 2019, the Company’s directors who are not officers or employees of the Manager were granted a total of 8,000 restricted shares of our common stock with an aggregate grant date fair value of approximately $150,000. The 8,000 shares vest one-third each of the first, second, and third anniversaries of the grant date. The Company’s determination of the grant date fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the vesting period and is included in general and administrative expenses in the Company’s consolidated statements of operations. Award forfeitures are accounted for in the period in which they occur.

For the periods prior to November 26, 2019, Predecessor’s stock-based compensation expense, included in general and administrative expenses in the combined statements of operations for the period from January 1, 2019 to November 25, 2019 and the year ended December 31, 2018, reflected an allocation of a portion of the stock compensation expense of CTO for the applicable period.

CONCENTRATION OF CREDIT RISK

Certain of the tenants in the portfolio of 20 single-tenant properties, on a revenue basis, accounted for more than 10% of total revenues during the periods from November 26, 2019 to December 31, 2019 and January 1, 2019 to November 25, 2019, and during the years ended December 31, 2018.

During the periods from November 26, 2019 to December 31, 2019 and from January 1, 2019 to November 25, 2019, the properties leased to Wells Fargo Bank, NA and Hilton Grand Vacations represented approximately 26% and 17% of total revenues, respectively. During the year ended December 31, 2018, the properties leased to Wells Fargo Bank, NA and Hilton Grand Vacations represented approximately 31% and 18% of total revenues, respectively.

As of December 31, 2019, and 2018, approximately 24% and 29%, respectively, of the Company’s real estate portfolio, based on square footage, was located in the State of Oregon. As of December 31, 2019, approximately 29% of the Company’s real estate portfolio, based on square footage, was located in the State of Florida. Additionally, as of December 31, 2019 and 2018, individually more than 10% of the Company’s real estate portfolio, based on square footage, was located in the states of Georgia and North Carolina. Uncertainty of the duration of a prolonged real estate and economic downturn could have an adverse impact on the Company’s real estate values.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, which amends its guidance on the recognition and reporting of revenue from contracts with customers. In April 2016, the FASB Accounting Standards Codification ASC Topic 606, Revenue from Contracts with Customers was issued. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017. The guidance in ASU 2014-09 does not apply to contracts within the scope of ASC 840, Leases. The Company’s and Predecessor’s revenue is accounted for under ASC 840 and ASC 842, and therefore is not subject to this standard.

In February 2016, the FASB issued ASU 2016-02, which requires entities to recognize assets and liabilities that arise from financing and operating leases and to classify those finance and operating lease payments in the financing or operating sections, respectively, of the statement of cash flows pursuant to FASB ASC Topic 842, Leases. The amendments in this update are effective for annual reporting periods beginning after December 15, 2018.

During the Company’s and Predecessor’s evaluation of FASB ASC Topic 842, Leases, the following practical expedients and accounting policies with respect to ASC 842 were elected and/or adopted effective January 1, 2019:

•	The Company, as lessor, will not reassess (i) whether any expired or existing contracts are or contain leases (ii) lease classification for any expired or existing leases or (iii) initial direct costs for any expired or existing leases.

•	The Company, as lessor, will not separate nonlease components from lease components and, instead, will account for each separate lease component and the nonlease components associated with that lease as a single component if the nonlease components otherwise would be accounted for under ASC Topic 606. The primary reason for this election is related to instances where common area maintenance is, or may be, a component of base rent within a lease agreement.

 NOTE 4.       RECENT ACQUISITIONS

On November 26, 2019, the Company closed its initial public offering. The Company used approximately $125.9 million of the net proceeds from the Offering to acquire 15 of the 20 properties in the Company’s initial portfolio from CTO, or the Predecessor, a related party as further described in Note 14, “Related party Management company”. The remaining five properties in the Company’s initial portfolio were contributed by CTO in exchange for 1,223,854 OP Units of the Operating Partnership for a value of approximately $23.3 million based on the public offering price of $19.00 per share. The Company accounted for the 20-property initial portfolio acquisition as a business combination and recorded the assets and liabilities acquired at their fair value in accordance with the provisions of ASC 805-10, Business Combinations. The purchase consideration was calculated as follows:

November 26, 2019
Total OP Units Issued (number of units)	1,223,854
Company's IPO Price per Share	$19.00
Total OP Unit Consideration Paid for Initial Portfolio	$23,253,230
Total Cash Consideration Paid for Initial Portfolio	125,918,773
Total Purchase Consideration Paid for Initial Portfolio	$149,172,003

The Company utilized valuations by a third party valuation specialist as the basis for determining the allocation of the determined fair value of the asset group to the individual tangible and intangible assets and liabilities. The fair value of the total purchase consideration was allocated as follows:

November 26, 2019
Land, at cost	$54,386,511
Building and Improvements, at cost	74,070,181
Intangible Lease Assets	22,648,727
Intangible Lease Liabilities	(1,933,416)
Estimated Fair Value of Net Assets Acquired	$149,172,003

The following presents the unaudited pro forma consolidated financial information of the Company as if the acquisition of the Initial Portfolio was completed on January 1, 2018. The unaudited pro forma financial information includes adjustments for (i) depreciation on acquired building and improvements of approximately $4.3 million for the pro forma years ended 2019 and 2018; (ii) amortization of intangible lease assets and intangible lease liabilities recorded at the date of the transactions of approximately $2.7 million for the pro forma years ended 2019 and 2018; and (iii) the elimination of acquisition related costs of approximately $216,000. This information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place on January 1, 2018:

	For the Years Ended December 31,
	2019	2018
Unaudited Pro Forma Total Revenues	$13,963,945	$14,023,566
Unaudited Pro Forma Net Income Attributable to Alpine Income Property Trust, Inc.	$759,512	$723,274
Unaudited Pro Forma Basic Net Income per Share	$0.10	$0.09
Unaudited Pro Forma Diluted Net Income per Share	$0.08	$0.08
Unaudited Pro Forma Funds from Operations	$7,825,645	$7,789,407
Unaudited Pro Forma Adjusted Funds from Operations	$7,437,723	$7,345,549

NOTE 5.       INCOME PROPERTY PORTFOLIO

As of December 31, 2019, the Company’s income property portfolio consisted of 20 single-tenant properties with total square footage of approximately 817,000.

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year as of December 31, 2019, are summarized as follows:

Year Ending December 31,	Amounts ($000's)
2020	$12,664
2021	12,747
2022	12,927
2023	13,074
2024	12,585
2025 and thereafter (cumulative)	42,188
Total	$106,185

Period from November 26, 2019 to December 31, 2019 Activity. On November 26, 2019, the Company closed its initial public offering. The Company used approximately $125.9 million of the net proceeds from the Offering to acquire 15 of the 20 properties in the Company’s initial portfolio from CTO, or the Predecessor. The remaining five properties in the Company’s initial portfolio were contributed by CTO in exchange for 1,223,854 OP Units of the Operating Partnership for a value of approximately $23.3 million based on the public offering price of $19.00 per share. The Company accounted for the 20-property initial portfolio acquisition as a business combination and recorded the assets and liabilities acquired at their fair value in accordance with the provisions of ASC 805-10, Business Combinations.

Period from January 1, 2019 to November 25, 2019 Predecessor Activity. During the period from January 1, 2019 to November 25, 2019, Predecessor acquired five single-tenant net lease income properties for an aggregate purchase price of approximately $26.8 million, or an aggregate acquisition cost of approximately $27.0 million including capitalized acquisition costs. Of the total acquisition cost, approximately $10.0 million was allocated to land, approximately $13.8 million was allocated to buildings and improvements, approximately $3.6 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and approximately $0.4 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was approximately 10.6 years at acquisition. No income properties were disposed of during the period from January 1, 2019 to November 25, 2019.

2018 Predecessor Activity. During the year ended December 31, 2018, the Predecessor acquired two single-tenant net lease properties, for an aggregate acquisition cost of approximately $5.1 million, including capitalized acquisition costs. Based on independent third-party purchase price allocation valuations, of the total acquisition cost, approximately $4.7 million was allocated to land, approximately $0.6 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees and above market lease value, and approximately $0.2 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was approximately 18.6 years at acquisition. No income properties were disposed of during the year ended December 31, 2018.

NOTE 6.       INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
	The Company	Predecessor
Intangible Lease Assets:
Value of In-Place Leases	$14,479,323	$10,151,243
Value of Above Market In-Place Leases	1,625,325	82,534
Value of Intangible Leasing Costs	6,544,079	4,942,754
Sub-total Intangible Lease Assets	22,648,727	15,176,531
Accumulated Amortization	(291,094)	(4,620,935)
Sub-total Intangible Lease Assets—Net	22,357,633	10,555,596
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(1,933,416)	(2,125,750)
Sub-total Intangible Lease Liabilities	(1,933,416)	(2,125,750)
Accumulated Amortization	25,223	415,713
Sub-total Intangible Lease Liabilities—Net	(1,908,193)	(1,710,037)
Total Intangible Assets and Liabilities—Net	$20,449,440	$8,845,559

The balances as of December 31, 2018 represent the Predecessor’s historical allocation of fair value of the 15 properties owned as of that date. During the year ended December 31, 2019, the value of the various intangible assets and liabilities increased by the five properties acquired during the year. Additionally, those values were adjusted based their fair values as determined on November 26, 2019, the acquisition date, in accordance with the provisions of ASC 805-10, Business Combinations.

The following table reflects the net amortization of intangible assets and liabilities during the periods from November 26, 2019 to December 31, 2019 and January 1, 2019 to November 25, 2019, and the year ended December 31, 2018:

	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019	For the Year Ended December 31, 2018
	The Company	Predecessor
Depreciation and Amortization Expense	$270,750	$1,547,987	$1,544,190
Increase to Income Properties Revenue	(4,880)	(233,527)	(229,329)
Net Amortization of Intangible Assets and Liabilities	$265,870	$1,314,460	$1,314,861

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows:

			Net Future
		Future Accretion	Amortization of
	Future	to Income	Intangible
	Amortization	Property	Assets
Year Ending December 31,	Expense	Revenue	and Liabilities
2020	$2,784,858	$(50,194)	$2,734,664
2021	2,784,858	(50,194)	2,734,664
2022	2,784,858	(50,194)	2,734,664
2023	2,784,858	(50,194)	2,734,664
2024	2,575,105	(38,864)	2,536,241
2025 and thereafter	7,038,115	(63,572)	6,974,543
Total	$20,752,652	$(303,212)	$20,449,440

As of December 31, 2019, the weighted average amortization period of both the total intangible assets and liabilities was approximately 8.4 years.

NOTE 7.       DEFERRED EXPENSES

Deferred expenses consisted of the following:

	As of December 31,
	2019	2018
	The Company	Predecessor
Deferred Financing Costs, Net of Amortization (1)	$577,272	$—
Income Property Lease Incentive, Net of Amortization (2)	—	2,394,246
Lease Costs, Net of Amortization (2)	—	829,522
Total Deferred Expenses	$577,272	$3,223,768

(1) As of December 31, 2019, accumulated amortization of deferred financing costs totaled approximately $16,000. There was no outstanding balance on the Revolving Credit Facility as of December 31, 2019, see Note 10, “Long-Term Debt.”

(2) As of December 31, 2018, these amounts were related to the two properties leased to Hilton Grand Vacations. Pursuant to ASC 805-10, Business Combinations, these historical assets of the Predecessor were not a component of the assets acquired.

Deferred Financing Costs. As of December 31, 2019, these costs represent the payment of $535,000 for lender fees in connection with the closing of the $100 million unsecured revolving credit facility entered into on November 26, 2019 as well as approximately $58,000 in related legal fees incurred in connection with the credit facility. Approximately $16,000 in amortization was recorded during the period from November 26, 2019 to December 31, 2019 and is included in interest expense in the Company’s consolidated statement of operations for the period.

Income Property Lease Incentive. As of December 31, 2018, the Income Property Lease Incentive, net of amortization, of approximately $2.4 million relates primarily to a tenant improvement allowance of approximately $2.7 million provided to Hilton Grand Vacations in conjunction with the extension of their leases of two buildings from November 30, 2021 to November 30, 2026. The amount of income property lease incentive amortization, which has been recognized as an offset to operating lease income, totaled approximately $302,000 for the year ended December 31, 2018. The remaining balance was eliminated on November 26, 2019, as this was not a component of the assets acquired by the Company pursuant to ASC 805-10, Business Combinations.

Leasing Costs. Leasing costs consist of the unamortized portion of leasing commissions and lease extension fees, which are amortized over the remaining term of the respective leases and included in depreciation and amortization. The amount of leasing cost amortization included in depreciation and amortization totaled approximately $115,000 for the year ended December 31, 2018. The remaining balance was eliminated on November 26, 2019, as this was not a component of the assets acquired by the Company.

NOTE 8.       OTHER ASSETS

Other assets consisted of the following:

	As of December 31,
	2019	2018
	The Company	Predecessor
Tenant Receivables	$—	$2,843
Prepaid Insurance (1)	498,999	113,844
Deposits on Acquisitions (2)	200,000	—
Prepaid and Deposits - Other	88,318	11,613
Total Other Assets	$787,317	$128,300

(1) As of December 31, 2019, includes prepaid insurance for property, general liability, and director and officers.

(2) As of December 31, 2019, includes two earnest money deposits on acquisitions that closed in January 2020.

NOTE 9.       ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

	As of December 31,
	2019	2018
	The Company	Predecessor
Accounts Payable (1)	$462,524	$83,592
Accrued Expenses (2)	311,342	41,697
Dividend Payable (3)	70,984	—
Accrual for Tenant Improvement (4)	626,872	—
Payroll and Related Accrued Expenses (5)	—	181,844
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$1,471,722	$307,133

(1) As of December 31, 2019, includes accrued Initial Public Offering Transaction Costs.

(2) As of December 31, 2019, includes the fourth quarter management fee of approximately $254,000 due to Consolidated-Tomoka Land Co.

(3) As of December 31, 2019, includes the dividend declared and payable of $0.058 per share on the 1,223,854 OP Units due to Consolidated-Tomoka Land Co.

(4) As of December 31, 2019, consists of the amount remaining to construct a new roof at the 102,019 sq. foot property leased to Hilton Grand Vacations. A credit in the amount of approximately $708,000 was received from Consolidated-Tomoka Land Co. in conjunction with the acquisition of the property and payments to date of approximately $81,000 have been made.

(5) As of December 31, 2018, includes an allocation of payroll related Predecessor accruals from Consolidated-Tomoka Land Co. The Company has no employees.

NOTE 10.       LONG-TERM DEBT

As of December 31, 2019, the Company had no outstanding indebtedness, as follows:

As of December 31,
	2019	2018
	The Company	Predecessor	Stated Interest Rate	Maturity Date
Revolving Credit Facility	$—	$—	30-Day Libor + 1.35% - 1.95%	November 2023
Total Long-Term Debt	$—	$—

Credit Facility. On November 26, 2019, the Company and the Operating Partnership entered into a credit agreement (the “Credit Agreement”) with a group of lenders for a senior unsecured revolving credit facility (the “Revolving Credit Facility”) in the maximum aggregate initial original principal amount of up to $100 million. BMO Capital Markets Corp. and Raymond James Bank, N.A. are joint lead arrangers and joint bookrunners, with Bank of Montreal as administrative agent.

The Revolving Credit Facility has a term of four years, with the ability to extend the term for one year. The Revolving Credit Facility has an accordion feature that may allow the Operating Partnership to increase the availability under the Revolving Credit Facility by an additional $50 million, subject to meeting specified requirements and obtaining additional commitments from lenders.

Pursuant to the Credit Agreement, the indebtedness outstanding under the Revolving Credit Facility accrues at a rate ranging from the 30-day LIBOR plus 135 basis points to the 30-day LIBOR plus 195 basis points based on the total balance outstanding under the Revolving Credit Facility as a percentage of the total asset value of the Operating Partnership, as defined in the Credit Agreement.

The Operating Partnership will be subject to customary restrictive covenants under the Revolving Credit Facility, including, but not limited to, limitations on the Operating Partnership’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. In addition, the Operating Partnership will be subject to various financial maintenance covenants as described in the Credit Agreement.

At December 31, 2019, the current commitment level under the Revolving Credit Facility was $100.0 million. The available borrowing capacity under the Revolving Credit Facility was approximately $88.5 million, based on the level of borrowing base assets. As of December 31, 2019, the Revolving Credit Facility had a $-0- balance.

The Company was in compliance with all of its debt covenants as of December 31, 2019.

NOTE 11.       EQUITY

COMMON STOCK

On November 26, 2019, the Company closed on its initial public offering at a price per share of $19.00. The Offering raised $142.5 million in gross proceeds from the issuance of 7,500,000 shares of our common stock and $7.5 million from the concurrent private placement to CTO from the issuance of 394,737 shares of our common stock in. Included in the $142.5 million Offering, was CTO’s purchase of 421,053 shares of our common stock for $8.0 million, representing a cash investment by CTO of $15.5 million.

The following table presents a summary of the Company’s ownership as of the initial public offering on November 26, 2019:

Transaction	Number of Shares or Units	Price Per Share	Amount
Initial Public Offering - Third Parties	7,078,947	$19.00	$134,500,000
Initial Public Offering - Consolidated-Tomoka Land Co.	421,053	19.00	8,000,000
Concurrent Private Placement - Consolidated-Tomoka Land Co.	394,737	19.00	7,500,003
Stock Issuance to Directors	8,000	—	—
Common Stock Outstanding as of December 31, 2019	7,902,737		150,000,003
Operating Partnership Units - Consolidated-Tomoka Land Co.	1,223,854	19.00	23,253,230
Total Potential Diluted Common Stock as of December 31, 2019	9,126,591		$173,253,233

INITIAL PUBLIC OFFERING COSTS

In conjunction with the Offering, the Company incurred initial public offering transaction costs totaling approximately $12.0 million. Such costs were recorded as a reduction in Additional Paid-In Capital on the Company’s consolidated balance sheet as of December 31, 2019. The initial public offering transaction costs are summarized as follows:

Description	Amounts ($000's)
Underwriting Fee	$9,415
Legal Fees	1,350
Audit and Tax Fees	611
Financial Printing and Filing	436
SEC / FINRA / NYSE Market	78
Rosen Consulting	62
Other	26
Total	$11,978

PREDECESSOR EQUITY

The Predecessor Equity represents net contributions from and distributions to CTO. Most of the entities included in the Predecessor’s financial statements did not have bank accounts for the periods presented and most cash transactions for the Predecessor were transacted through bank accounts owned by CTO and are included in the Predecessor Equity.

DIVIDENDS

The Company intends to elect, to be taxed as a REIT for U.S. federal income tax purposes commencing with its short taxable year ended December 31, 2019 upon the filing of our tax return for such taxable year. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the year ended December 31, 2019 the Company declared cash dividends on its common stock and OP Units of $0.058 per share.

NOTE 12.       COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined based on the assumption of the conversion of OP Units on a one-for-one basis using the treasury stock method at average market prices for the periods.

	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019	For the Year Ended December 31, 2018
	The Company	Predecessor
Net Income (Loss)	$(39,150)	$3,630,571	$4,014,955

Weighted Average Number of Common Shares Outstanding	7,902,737	N/A	N/A
Common Shares Applicable to OP Units using Treasury Stock Method	1,223,854	N/A	N/A
Total Shares Applicable to Diluted Earnings per Share	9,126,591	N/A	N/A

Per Common Share Data:
Net Loss
Basic	$—	N/A	N/A
Diluted	$—	N/A	N/A

NOTE 13.       STOCK-BASED COMPENSATION

In connection with the closing of the IPO, on November 26, 2019, the Company granted restricted shares of Common Stock to each of the non-employee directors under the Individual Plan. Each of the non-employee directors received an award of 2,000 restricted shares of Common Stock on November 26, 2019. The restricted shares will vest in substantially equal installments on each of the first, second and third anniversaries of the grant date. In addition, the restricted shares are subject to a holding period beginning on the grant date and ending on the date that the grantee ceases to serve as a member of the Board (the “Holding Period”). During the Holding Period, the restricted shares may not be sold, pledged or otherwise transferred by the grantee. Except for the grant of these 8,000 restricted shares of Common Stock, the Company has not made any grants under the Equity Incentive Plans. Any future grants under the Equity Incentive Plans will be approved by the independent members of the compensation committee of the Board (the “Compensation Committee”). The 2019 non-employee director share awards had an aggregate grant date fair value of approximately $150,000. The Company’s determination of the grant date fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the vesting period and is included in general and administrative expenses in the Company’s consolidated statements of operations. During the period from November 26, 2019 to December 31, 2019, the Company recognized stock compensation expense totaling approximately $4,300 which is included in general and administrative expenses in the consolidated statement of operations.

Wtd. Per Share Avg.
Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at November 25, 2019	—	$—
Granted	8,000	18.80
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2019	8,000	18.80

As of December 31, 2019, there was approximately $146,000 of unrecognized compensation cost, related to the three-year vest restricted shares, which will be recognized over a remaining period of 2.9 years.

Each member of the Company’s Board of Directors has the option to receive his or her annual retainer in shares of Company common stock rather than cash. The number of shares awarded to the directors making such election is calculated quarterly by dividing the amount of the quarterly retainer payment due to such director by the trailing 20-day average price of the company’s common stock as of the last business day of the calendar quarter, rounded down to the nearest whole number of shares. During the period from November 26, 2019 to December 31, 2019, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled approximately $24,000, or 1,269 shares which were issued on January 2, 2020.

For the periods prior to November 26, 2019, Predecessor’s stock-based compensation expense, included in general and administrative expenses in the combined statements of operations for the period from January 1, 2019 to November 25, 2019 and the year ended December 31, 2018, reflected an allocation of a portion of the stock compensation expense of CTO for the applicable periods.

NOTE 14.        RELATED PARTY MANAGEMENT COMPANY

We are externally managed by the Manager, a wholly owned subsidiary of CTO. Concurrently with the closing of our IPO, CTO invested $7.5 million in exchange for 394,737 shares of our common stock at the IPO Price (the “CTO Private Placement”). In addition, CTO purchased from us $8 million in shares of our common stock, or 421,053 shares, in our IPO. Upon completion of our IPO and the CTO Private Placement and the other transactions in the Formation Transactions, CTO owned approximately 22.3% of our outstanding common stock (assuming the OP Units issued to CTO in the Formation Transactions are exchanged for shares of our common stock on a one-for-one basis).

On November 26, 2019, we entered into the Management Agreement. Pursuant to the terms of the Management Agreement, our Manager manages, operates and administers our day-to-day operations, business and affairs, subject to the direction and supervision of our board of directors and in accordance with the investment guidelines approved and monitored by our board of directors. Our Manager is subject to the direction and oversight of our board of directors. We pay our Manager a base management fee equal to 0.375% per quarter of our “total equity” (as defined in the Management Agreement and based on a 1.5% annual rate), calculated and payable in cash, quarterly in arrears.

Our Manager has the ability to earn an annual incentive fee based on our total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. We would pay our Manager an incentive fee to with respect to each annual measurement period in the amount of the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares.

The initial term of the Management Agreement will expire on November 26, 2024 and will automatically renew for an unlimited number of successive one-year periods thereafter, unless the agreement is not renewed or is terminated in accordance with its terms.

Our independent directors will review our Manager’s performance and the management fees annually and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of two-thirds of our independent directors or upon a determination by the holders of a majority of the outstanding shares of our common stock, based upon (i) unsatisfactory performance that is materially detrimental to us or (ii) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by two-thirds of our independent directors. We may also terminate the Management Agreement for cause at any time, including during the initial term, without the payment of any termination fee, with 30 days’ prior written notice from our board of directors. During the initial term of the Management Agreement, we may not terminate the Management Agreement except for cause.

We will pay directly or reimburse our Manager for certain expenses, if incurred by our Manager. We will not reimburse any compensation expenses incurred by our Manager or its affiliates. Expense reimbursements to our Manager will be made in cash on a quarterly basis following the end of each quarter. In addition, we will pay all of our operating expenses, except those specifically required to be borne by our Manager pursuant to the Management Agreement.

During the period from November 26, 2019 to December 31, 2019, the Company paid its Manager dividends and management fees which totaled approximately $118,000 and $254,000, respectively.

The following table represents amounts due from the Company to CTO as of December 31, 2019:

Description	Amounts ($000's)
Management Fee due to CTO	$254
Distributions Payable on OP Units held by CTO	71
Other	56
Total	$381

Exclusivity and ROFO Agreement

On November 26, 2019, we also entered into an exclusivity and right of first offer (“ROFO”) agreement with CTO. During the term of the exclusivity and ROFO agreement, CTO will not, and will cause each of its affiliates (which for purposes of the exclusivity and ROFO agreement will not include our company and our subsidiaries) not to, acquire, directly or indirectly, a single-tenant, net leased property, unless:

•	CTO has notified us of the opportunity by delivering a written notice (which may be made by email) containing a description of the opportunity and the terms of the opportunity to the chair of our nominating and corporate governance committee (or any successor committee performing one or more of the functions of such committee), and we have affirmatively rejected the opportunity in writing (which may be made by email), or we have failed to notify CTO in writing (which may be made by email) within ten business days after receipt of CTO’s notice that we intend to pursue the opportunity; or

•	the opportunity involves the direct or indirect acquisition of (i) an entity that owns a portfolio of commercial income properties that includes, among others, single-tenant, net leased properties, or (ii) a portfolio of commercial income properties that includes, among others, single-tenant, net leased properties, in either case, where not more than 30% of the value of such portfolio, as reasonably determined by CTO, in consultation with our independent directors, consists of single-tenant, net leased properties.

The terms of the exclusivity and ROFO agreement do not restrict CTO or any of its affiliates from providing financing for a third party’s acquisition of single-tenant, net leased properties or from developing and owning any single-tenant, net leased property.

For purposes of the exclusivity and ROFO agreement, “single-tenant, net leased property” means a property that is net leased, on a triple-net or double-net basis, to a single tenant or, if such property is net leased to more than one tenant, 95% or more of the rental revenue derived from the ownership and leasing of such property is attributable to a single tenant.

Pursuant to the exclusivity and ROFO agreement, neither CTO nor any of its affiliates (which for purposes of the exclusivity and ROFO agreement does not include our company and our subsidiaries) may sell to any third party any single-tenant, net leased property that was owned by CTO or any of its affiliates as of the closing date of our IPO; or is owned by CTO or any of its affiliates after the closing date of our IPO, without first offering us the right to purchase such property.

The term of the exclusivity and ROFO agreement, which commenced on November 26, 2019, will continue for so long as the Management Agreement with our Manager is in effect.

Conflicts of Interest

Conflicts of interest may exist or could arise in the future with CTO and its affiliates, including our Manager, the individuals who serve as our executive officers and executive officers of CTO, any individual who serves as a director of our company and as a director of CTO and any limited partner of the Operating Partnership. Conflicts may include, without limitation: conflicts arising from the enforcement of agreements between us and CTO or our Manager; conflicts in the amount of time that executive officers and employees of CTO, who are provided to us through our Manager, will spend on our affairs versus CTO’s affairs; and conflicts in future transactions that we may pursue with CTO and its affiliates. We do not generally expect to enter into joint ventures with CTO, but if we do so, the terms and conditions of our joint venture investment will be subject to the approval of a majority of disinterested directors of our board of directors.

In addition, we are subject to conflicts of interest arising out of our relationships with our Manager. Pursuant to the Management Agreement, our Manager is obligated to supply us with our senior management team. However, our Manager is not obligated to dedicate any specific CTO personnel exclusively to us, nor are the CTO personnel provided to us by our Manager obligated to dedicate any specific portion of their time to the management of our business. Additionally, our Manager is a wholly owned subsidiary of CTO. All of our executive officers are executive officers and employees of CTO and one of our officers (John P. Albright) is also a member of CTO’s board of directors. As a result, our Manager and the CTO personnel it provides to us may have conflicts between their duties to us and their duties to, and interests in, CTO.

In addition to our initial portfolio, we may acquire or sell single-tenant, net leased properties in which our Manager or its affiliates have or may have an interest. Similarly, our Manager or its affiliates may acquire or sell single-tenant, net leased properties in which we have or may have an interest. Although such acquisitions or dispositions may present conflicts of interest, we nonetheless may pursue and consummate such transactions. Additionally, we may engage in transactions directly with our Manager or its affiliates, including the purchase and sale of all or a portion of a portfolio asset. If we acquire a single-tenant, net leased property from CTO or one of its affiliates or sell a single-tenant, net leased property to CTO or one of its affiliates, the purchase price we pay to CTO or one of its affiliates or the purchase price paid to us by CTO or one of its affiliates may be higher or lower, respectively, than the purchase price that would have been paid to or by us if the transaction were the result of arms’ length negotiations with an unaffiliated third party.

In deciding whether to issue additional debt or equity securities, we will rely in part on recommendations made by our Manager. While such decisions are subject to the approval of our board of directors, our Manager is entitled to be paid a base management fee that is based on our “total equity” (as defined in the Management Agreement). As a result, our Manager may have an incentive to recommend that we issue additional equity securities at dilutive prices.

All of our executive officers are executive officers and employees of CTO. These individuals and other CTO personnel provided to us through our Manager devote as much time to us as our Manager deems appropriate. However, our executive officers and other CTO personnel provided to us through our Manager may have conflicts in allocating their time and services between us, on the one hand, and CTO and its affiliates, on the other. During a period of prolonged economic weakness or another economic downturn affecting the real estate industry or at other times when we need focused support and assistance from our Manager and the CTO executive officers and other personnel provided to us through our Manager, we may not receive the necessary support and assistance we require or that we would otherwise receive if we were self-managed.

Additionally, the exclusivity and ROFO agreement does contain exceptions to CTO’s exclusivity for opportunities that include only an incidental interest in single-tenant, net leased properties. Accordingly, the exclusivity and ROFO agreement will not prevent CTO from pursuing certain acquisition opportunities that otherwise satisfy our then-current investment criteria.

Our directors and executive officers have duties to our company under applicable Maryland law in connection with their management of our company. At the same time, PINE GP has fiduciary duties, as the general partner, to the Operating Partnership and to the limited partners under Delaware law in connection with the management of the Operating Partnership. These duties as a general partner to the Operating Partnership and its partners may come into conflict with the duties of our directors and executive officers to us. Unless otherwise provided for in the relevant partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of loyalty and care and which generally prohibits such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest. The partnership agreement provides that in the event of a conflict between the interests of our stockholders on the one hand and the limited partners of the Operating Partnership on the other hand, the general partner will endeavor in good faith to resolve the conflict in a manner not adverse to either our stockholders or the limited partners; provided, however, that so long as we own a controlling interest in the Operating Partnership, any such conflict that we, in our sole and absolute discretion, determine cannot be resolved in a manner not adverse to either our stockholders or the limited partners of the Operating Partnership shall be resolved in favor of our stockholders, and we shall not be liable for monetary damages for losses sustained, liabilities incurred or benefits not derived by the limited partners in connection with such decisions.

The Company intends to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with its short taxable year ended December 31, 2019. The Company believes that, commencing with such taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws, and the Company intends to continue to operate in such a manner, but no assurance can be given that the Company will continue to operate in a manner so as to qualify or remain qualified as a REIT.

NOTE 15.       COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

CONTRACTUAL COMMITMENTS - EXPENDITURES

The Company is obligated to fund approximately $708,000 to construct a new roof at the 102,019 square-foot property leased to Hilton Grand Vacations. A credit in the amount of approximately $708,000 was received from Consolidated-Tomoka Land Co. at the closing of the acquisition of the property on November 26, 2019 and the Company has made payments to date of approximately $81,000, leaving a remaining commitment of approximately $627,000 as of December 31, 2019.

NOTE 16.     SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions that have occurred after December 31, 2019, the date of the consolidated balance sheet.

On January 14, 2020, the Company acquired two corporate operated 7-Eleven convenience stores under new 15-year triple-net leases which include rent escalations during the initial lease term. One property is located in Georgetown, Texas, a suburb of Austin, Texas, and the other property is located in Austin, Texas. The combined purchase price for both properties leased to 7-Eleven was approximately $10.2 million.

On January 14, 2020, the Company acquired an income property leased to Conn’s HomePlus, a 129-year old consumer products retail company based in Texas, with 11.6 years remaining on the initial lease term. The property is located near the Simon-owned North East Mall in the Dallas/Fort Worth Metroplex. The purchase price for the property leased to Conn’s was $6.1 million.

On February 3, 2020, the Company acquired a BP branded convenience store leased to Lehigh Gas Wholesale Services, Inc., a subsidiary of CrossAmerica Partners, a publicly traded company, with approximately 10.8 years remaining on the initial lease term. The property is located in Highland Heights, Kentucky. The purchase price for the property was approximately $4.3 million.

On February 19, 2020, the Company acquired a 12-screen theater with approximately 10.1 years remaining on the lease term, leased to American Multi-Cinema, Inc., a subsidiary of AMC Entertainment Holdings, Inc., a publicly traded company. The property is located in Tyngsboro, Massachusetts, just south of Nashua, New Hampshire. The purchase price for the property was approximately $7.1 million.

There were no other reportable subsequent events or transactions.

REAL ESTATE AND ACCUMULATED DEPRECIATION

FOR THE YEAR ENDED DECEMBER 31, 2019

	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019	For the Year Ended December 31, 2018
	The Company (1)	Predecessor
Total Real Estate, at Cost:
Beginning Balance	$—	$120,151,964	$115,342,470
Additions and Improvements	128,456,692	23,791,664	4,809,494
Cost of Real Estate Sold	—	—	—
Ending Balance	$128,456,692	$143,943,628	$120,151,964

Accumulated Depreciation:
Beginning Balance	$—	$9,000,328	$5,758,548
Depreciation and Amortization	416,235	3,206,926	3,241,780
Depreciation on Real Estate Sold	—	—	—
Ending Balance	$416,235	$12,207,254	$9,000,328

(1) On November 26, 2019, the Company acquired the Initial Portfolio from Consolidated-Tomoka Land Co. and accounted for the acquisition as a business combination and recorded the assets and liabilities acquired at their fair value in accordance with the provisions of ASC 805-10 Business Combinations.