Form 10-Q
period 2020-03-31
Alpine Income Property Trust, Inc.
filed 2020-05-07
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-39143

ALPINE INCOME PROPERTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	84-2769895
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1140 N. Williamson Blvd., Suite 140
Daytona Beach, Florida	32114
(Address of principal executive offices)	(Zip Code)

(386) 274-2202

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
COMMON STOCK, $0.01 PAR VALUE	PINE	NYSE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☒	Smaller Reporting Company	☒

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding on April 30, 2020 was 7,546,703.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	(Unaudited) March 31, 2020	December 31, 2019
ASSETS
Real Estate:
Land, at cost	$66,325,972	$54,386,511
Building and Improvements, at cost	103,708,481	74,070,181
Total Real Estate, at cost	170,034,453	128,456,692
Less, Accumulated Depreciation	(1,679,046)	(416,235)
Real Estate—Net	168,355,407	128,040,457
Cash and Cash Equivalents	22,358,521	12,341,978
Intangible Lease Assets—Net	28,410,110	22,357,633
Straight-Line Rent Adjustment	390,936	68,016
Deferred Expenses	—	577,272
Other Assets	1,097,774	787,317
Total Assets	$220,612,748	$164,172,673
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$2,148,845	$1,471,722
Prepaid Rent and Deferred Revenue	754,097	87,481
Intangible Lease Liabilities—Net	2,901,065	1,908,193
Long-Term Debt	56,467,132	—
Total Liabilities	62,271,139	3,467,396
Commitments and Contingencies
Equity:
Alpine Income Property Trust, Inc. Stockholders' Equity:
Preferred Stock, $0.01 par value per share, 100 million shares authorized, no shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Common Stock, $0.01 par value per share, 500 million shares authorized, 7,904,006 shares issued and outstanding as of March 31, 2020 and 7,902,737 shares issued and outstanding December 31, 2019	79,040	79,027
Additional Paid-in Capital	137,392,197	137,947,575
Accumulated Deficit	(2,307,774)	(497,508)
Stockholders' Equity	135,163,463	137,529,094
Noncontrolling Interest	23,178,146	23,176,183
Total Equity	158,341,609	160,705,277
Total Liabilities and Equity	$220,612,748	$164,172,673

The accompanying notes are an integral part of these consolidated and combined financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
	The Company	Predecessor
Revenues:
Lease Income	$4,171,311	$2,959,290
Total Revenues	4,171,311	2,959,290
Operating Expenses:
Real Estate Expenses	600,388	373,252
General and Administrative Expenses	1,283,790	508,687
Depreciation and Amortization	2,023,330	1,201,503
Total Operating Expenses	3,907,508	2,083,442
Net Income from Operations	263,803	875,848
Interest Expense	249,171	—
Net Income	14,632	875,848
Less: Net Income Attributable to Noncontrolling Interest	(1,963)	—
Net Income Attributable to Alpine Income Property Trust, Inc.	$12,669	$875,848

Per Common Share Data:
Net Income
Basic	$—	N/A
Diluted	$—	N/A
Weighted Average Number of Common Shares:
Basic	7,896,757	N/A
Diluted	9,120,611	N/A

Dividends Declared and Paid	$0.20	N/A

The accompanying notes are an integral part of these consolidated and combined financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended March 31, 2020:

	Predecessor Equity	Common Stock at Par	Additional Paid-in Capital	Retained Earnings (Deficit)	Stockholders' Equity	Noncontrolling Interest	Total Equity
The Company
Balance January 1, 2020	$—	$79,027	$137,947,575	$(497,508)	$137,529,094	$23,176,183	$160,705,277
Net Income	—	—	—	12,669	12,669	1,963	14,632
Stock Repurchase	—	—	(592,356)	—	(592,356)	—	(592,356)
Stock Issuance to Directors	—	13	36,978	—	36,991	—	36,991
Cash Dividend ($0.20 per share)	—	—	—	(1,822,935)	(1,822,935)	—	(1,822,935)
Balance March 31, 2020	$—	$79,040	$137,392,197	$(2,307,774)	$135,163,463	$23,178,146	$158,341,609

For the three months ended March 31, 2019:

	Predecessor Equity	Common Stock at Par	Additional Paid-in Capital	Retained Earnings (Deficit)	Stockholders' Equity	Noncontrolling Interest	Total Equity
Predecessor
Balance January 1, 2019	$124,189,096	$—	$—	$—	$124,189,096	$—	$124,189,096
Net Income	875,848	—	—	—	875,848	—	875,848
Stock Compensation Expense from Consolidated-Tomoka Land Co.	114,907	—	—	—	114,907	—	114,907
Net Transactions with Consolidated-Tomoka Land Co.	(1,978,880)	—	—	—	(1,978,880)	—	(1,978,880)
Balance March 31, 2019	$123,200,971	$—	$—	$—	$123,200,971	$—	$123,200,971

The accompanying notes are an integral part of these consolidated and combined financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
	The Company	Predecessor
Cash Flow from Operating Activities:
Net Income	$14,632	$875,848
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	2,023,330	1,201,503
Amortization of Intangible Assets and Liabilities to Lease Income	(18,724)	(59,657)
Loan Cost Amortization included in Interest Expense	44,404	—
Amortization of Deferred Expenses to Lease Income	—	75,658
Non-Cash Compensation	36,991	114,907
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(322,920)	(108,684)
Deferred Expenses	—	56,988
Other Assets	(310,457)	120,072
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	677,123	(164,597)
Prepaid Rent and Deferred Revenue	666,616	(89,727)
Net Cash Provided By Operating Activities	2,810,995	2,022,311
Cash Flow from Investing Activities:
Acquisition of Real Estate	(47,379,161)	—
Net Cash Used In Investing Activities	(47,379,161)	—
Cash Flow from Financing Activities:
Draws on Credit Facility	57,000,000	—
Repurchase of Common Stock	(592,356)	—
Net Transactions with Consolidated-Tomoka Land Co.	—	(1,978,880)
Dividends Paid	(1,822,935)	—
Net Cash Provided By (Used In) Financing Activities	54,584,709	(1,978,880)
Net Increase in Cash	10,016,543	43,431
Cash, Beginning of Year	12,341,978	8,258
Cash, End of Period	$22,358,521	$51,689

The accompanying notes are an integral part of these consolidated and combined financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

Interest totaling approximately $164,000 was paid during the three months ended March 31, 2020. No interest was paid during the three months ended March 31, 2019. No interest was capitalized during the three months ended March 31, 2020 or 2019.

The accompanying notes are an integral part of these consolidated and combined financial statements.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BUSINESS AND ORGANIZATION

BUSINESS

Alpine Income Property Trust, Inc. (the “Company” or “PINE”) is a newly organized real estate company that owns and operates a high-quality portfolio of single-tenant commercial properties. The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Alpine Income Property Trust, Inc. together with our consolidated subsidiaries.

Our portfolio consists of 29 single-tenant, primarily net leased retail and office properties located in 19 markets in 13 states. Twenty seven of the 29 properties in our portfolio, representing approximately 85% of our portfolio’s annualized base rent (as of March 31, 2020), are leased on a triple-net basis.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of Consolidated-Tomoka Land Co. (our “Manager”). Consolidated-Tomoka Land Co. (NYSE American: CTO) is a Florida corporation that is a publicly traded, diversified real estate operating company and the sole member of our Manager (“CTO”).

COVID-19 PANDEMIC

In March 2020, the agency of the United Nations, responsible for international public health, declared the outbreak of the novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has spread throughout the United States. The spread of the COVID-19 Pandemic has caused significant volatility in the U.S. and international markets and, in many industries, business activity has virtually shut down entirely. There is significant uncertainty around the duration and severity of business disruptions related to the COVID-19 Pandemic, as well as its impact on the U.S. economy and international economies. As a result, the Company is not yet able to determine the full impact of the COVID-19 Pandemic on its operations and therefore, the potential as to whether or not such impact will be material.

Our results of operations and cash flows for the three months ended March 31, 2020 were not materially impacted by the COVID-19 Pandemic. An assessment of the current or identifiable potential financial and operational impacts on the Company subsequent to March 31, 2020 as a result of the COVID-19 Pandemic are as follows:

•

Of the 29 income properties in the Company’s portfolio, 24 properties have remained open since the onset of the COVID-19 Pandemic, with 11 of those properties operating on a limited basis. The 24 properties represent approximately 78% of our annualized base rent.

•

The Company was contacted by certain of its tenants who are seeking rent relief through possible deferrals or other potential modifications of lease terms, beginning with the April 2020 rent. Tenants seeking rent relief for April 2020 represented approximately 38% of the Company’s annualized base rent as of March 31, 2020. Of the tenants that have not paid rent for April 2020, approximately 34%, representing approximately 13% of the Company’s total April rent, have reached an agreement on either a deferral arrangement or other accommodation. In all instances, the Company is not relinquishing any of its contractual rights under its lease agreements.

•

The Company believes certain of the programs available under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) may provide tenants with the ability to obtain proceeds from loans provided by the federal government which could provide liquidity that would allow the tenant to pay its near-term rent. However, no assurances can be given that the tenants will seek to access or will receive funds from these programs or will be able to use the proceeds to pay their rent in the near-term or otherwise.

•

When the pandemic was declared, given the uncertainties created by the COVID-19 Pandemic and the impact on the capital markets, the U.S. economy, and PINE’s tenants, the Company temporarily suspended its activities directed at identifying additional acquisition opportunities. In connection with that decision, the Company believed it prudent and necessary to withdraw its previously provided guidance for the full year of 2020, including its targeted level of acquisitions totaling up to $120 million. The Company has not provided any updated guidance. The Company notes, however, that depending upon the duration and severity of the COVID-19 Pandemic, the Company could ultimately reach the targeted level of acquisitions in 2020, although no assurances can be made regarding the likelihood or timing of attaining that level of acquisitions, and should such targets be reached, the timing of such would have an applicable impact on full year results of operations, and the related performance measurements of Funds From Operations (“FFO”) and Adjusted Funds From Operations (“AFFO”).

•

Given uncertainty surrounding the depth, duration, and geographic impact of the COVID-19 Pandemic, as a precautionary measure intended to support the Company’s liquidity, the Company, in March 2020, drew $20 million of available capacity on its $100 million senior unsecured revolving Credit Facility (hereinafter defined in Note 8, “Long-Term Debt”). As a result, the Company, as of March 31, 2020, has approximately $22 million in cash on hand with approximately $57 million outstanding on the Credit Facility. Just prior to the $20 million in draws in March 2020, the Company had approximately $2 million in cash, as approximately $10.3 million of the $12.3 million in cash as of December 31, 2019 had been utilized for both general corporate and working capital purposes, as well as property acquisitions subsequent to December 31, 2019.

•

The total borrowing capacity on the Credit Facility, based on the assets currently in the borrowing base, is approximately $87 million, and as such the Company has the ability to draw an additional $30 million on the Credit Facility. Subsequent to March 31, 2020, if we were to add the first quarter 2020 acquisitions to the borrowing base, we anticipate that the total borrowing base will increase the borrowing capacity to the $100 million commitment on the Credit Facility.  Pursuant to the terms of the Credit Facility, any property in the borrowing base with a tenant that is more than 60 days past due on its contractual rent obligations would be automatically removed from the borrowing base and the Company’s borrowing capacity would be reduced. The Company believes that where the Company and its tenants have agreed to lease modifications pertaining to rent, such as the deferral of current rent to be paid later in 2020, under the terms of the Credit Facility, such tenant would not be past due on its rental obligation if it adheres to such modification, and thus any of the Company’s applicable properties would not be required to be removed from the borrowing base.

•

As a result of the outbreak of the COVID-19 Pandemic, the federal government and the State of Florida issued orders encouraging everyone to remain at their residence and not go into work. In response to these orders and in the best interest of our Manager’s employees and our directors, our Manager implemented significant preventative measures to ensure the health and safety of its employees and our Board of Directors (the “Board”), including: i) conducting all meetings of our Board and Committees of the Board telephonically or via a visual conferencing service, permitting its employees to work from home at their election, enforcement of appropriate social distancing practices in our Manager’s office, encouraging its employees to wash their hands often and providing hand sanitizer throughout their office, requiring its employees who do not feel well, in any capacity, to stay at home, and requiring all third-party delivery services (e.g. mail, food delivery, etc.) to complete their service outside the front door of its offices.

ORGANIZATION

The Company is a Maryland corporation that was formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering (“IPO”) of shares of its common stock (the “Offering”) as well as a concurrent private placement of shares of common stock to CTO. Net proceeds from the Offering and the concurrent CTO Private Placement (defined below) were used to purchase 15 single-tenant properties from CTO. Additionally, CTO contributed to Alpine Income Property OP, LP, the Company’s operating partnership (the “Operating Partnership”), five additional single-tenant properties in exchange for operating partnership units (“OP Units”).

The price per share paid in the Offering and the concurrent private placement was $19.00 (the “IPO Price”). The Offering raised $142.5 million in gross proceeds from the issuance of 7,500,000 shares of our common stock. We also raised $7.5 million from the concurrent private placement to CTO from the issuance of 394,737 shares of our common stock (“CTO Private Placement”) . Included in the $142.5 million Offering was CTO’s purchase of 421,053 shares of our common stock for $8.0 million, representing a cash investment by CTO of $15.5 million. Approximately $125.9 million of proceeds from the Offering were utilized to acquire 15 properties in our initial portfolio. The remaining five properties in our initial portfolio were contributed by CTO in exchange for 1,223,854 OP Units of the Operating Partnership for a value of approximately $23.3 million based on the IPO Price. The Company incurred a total of approximately $12.0 million of transaction costs, which included underwriting fees of approximately $9.4 million. Upon completion of the Offering, the concurrent CTO Private Placement, and the other transactions executed at the time of our listing on the New York Stock Exchange (the “NYSE”) under the symbol “PINE” (collectively defined as the “Formation Transactions”), CTO owned approximately 22.3% of our outstanding common stock (assuming the OP Units issued to CTO in the Formation Transactions are exchanged for shares of our common stock on a one-for-one basis).

We conduct the substantial majority of our operations through the Operating Partnership. Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of March 31, 2020, we have a total ownership interest in the Operating Partnership of approximately 86.6%, with CTO holding, directly and indirectly, a 13.4% ownership interest in the Operating Partnership. Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our board of directors manages our business and affairs.

The Company intends to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its short taxable year beginning on November 26, 2019 and ending on December 31, 2019 upon the filing of our tax return for such taxable year, which will be filed on or before its due date. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income, without regard to the dividends paid deduction or net capital gain, to its stockholders (which is computed and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). As a REIT, the Company will generally not be subject to U.S. federal corporate income tax to the extent of its distributions to stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax on its taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

NOTE 2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

BASIS OF PRESENTATION

For the periods prior to November 26, 2019, the accompanying combined financial statements of Alpine Income Property Trust, Inc. Predecessor (the “Predecessor”) do not represent the financial position and results of operations of one legal entity, but rather a combination of entities under common control that have been “carved out” from CTO’s consolidated financial statements. Historically, financial statements of the Predecessor have not been prepared as it has not operated separately from CTO. These combined financial statements reflect the revenues and expenses of the Predecessor and include certain material assets and liabilities of CTO that are specifically identifiable and generated through, or associated with, an in-place net lease, which have been reflected at CTO’s historical basis.

For periods subsequent to November 26, 2019, the accompanying consolidated financial statements represent the consolidated statements of PINE together with our consolidated subsidiaries. As a result of the Company’s acquisitions of the initial portfolio from CTO, the consolidated financial statements subsequent to November 26, 2019 are presented on a new basis of accounting pursuant to Accounting Standards Codification (“ASC”) 805-10, Business Combinations.

 The accompanying unaudited consolidated and combined financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited consolidated and combined financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. The unaudited consolidated and combined financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of operations for the interim periods. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020.

The combined financial statements for the periods prior to November 26, 2019 include an allocation of general and administrative expenses to the Predecessor from CTO. In addition, general and administrative expenses include an allocation of the costs of certain CTO corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses (including stock-based compensation) represent a pro rata allocation of costs from CTO based on the revenues of the Predecessor as a percentage of CTO’s total revenue. The Company believes the allocation methodology for general and administrative expenses is reasonable. However, the allocated general and administrative expense presented in our combined statements of operations for historical periods does not necessarily reflect what our general and administrative expenses will be as a stand-alone public company for future reporting periods. Additionally, most of the Predecessor entities included in CTO’s financial statements did not have separately established bank accounts for the periods presented, and most cash transactions were historically transacted through bank accounts owned by CTO. The combined statements of cash flows for the periods presented were prepared as if operating, investing, and financing transactions had been transacted through separate bank accounts of the Predecessor. The combined financial statements include, on a carve-out basis, the historical balance sheets and statements of operations and cash flows attributed to the Predecessor.

PRINCIPLES OF CONSOLIDATION

For periods subsequent to November 26, 2019, the consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. All inter-company balances and transactions have been eliminated in the consolidated financial statements. For periods prior to November 26, 2019, the combined financial statements include, on a carve-out basis, the historical balance sheets and statements of operations and cash flows of the Predecessor.

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

REAL ESTATE

Real estate, which is primarily comprised of the income properties in our portfolio, is stated at cost, less accumulated depreciation and amortization. Such income properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to the applicable income property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the three months ended March 31, 2020 and 2019 was approximately $1.3 million and $773,000, respectively.

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

 PURCHASE ACCOUNTING FOR ACQUISITIONS OF REAL ESTATE SUBJECT TO A LEASE

Upon acquisition of real estate, the Company determines whether the transaction is a business combination, which is accounted for under the acquisition method, or an acquisition of assets. For both types of transactions, the Company recognizes and measures identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiror based on their relative fair values. For business combinations, the Company recognizes and measures goodwill or gain from a bargain purchase, if applicable, and acquisition-related costs in the periods in which the costs are incurred. For acquisitions of assets, acquisition-related costs are capitalized on the Company's consolidated balance sheets. If the Company acquires real estate and simultaneously enters into a new lease of the real estate, the acquisition will be accounted for as an asset acquisition.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease, including the probability of renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term unless management believes that it is likely that the tenant will renew the lease upon expiration, in which case both the Company and the Predecessor amortize the value attributable to the renewal over the renewal period.

The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above. The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. The value of tenant relationships is reviewed on individual transactions to determine if future value was derived from the acquisition.

INCOME PROPERTY LEASE REVENUE

The rental arrangements associated with the Company’s income property portfolio are classified as operating leases. The Company recognizes lease income on these properties on a straight-line basis over the term of the lease. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between lease income recognized under this method and contractual lease payment terms (i.e., straight-line rent) is recorded as a deferred operating lease receivable and is included in Straight-line Rent Adjustment on the accompanying consolidated  balance sheets.

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of March 31, 2020 and December 31, 2019, no allowance for doubtful accounts was required.

SALES TAX

Sales tax collected on lease payments is recognized as a liability in the accompanying consolidated balance sheets when collected. The liability is reduced at the time payment is remitted to the applicable taxing authority.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of March 31, 2020 and December 31, 2019 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of cash and cash equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income for the period by the weighted average number of shares outstanding for the period. Diluted earnings per common share are based on the assumption that the OP Units issued to CTO in the Formation Transactions are exchanged for shares of our common stock on a one-for-one basis.

INCOME TAXES

The Company intends to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with its short taxable year beginning on November 26, 2019 and ending on December 31, 2019. The Company believes that, commencing with such short taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The short year tax return will be filed on or before its due date. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. The Company may form one or more taxable REIT subsidiaries (“TRSs”), which will be subject to applicable U.S. federal, state and local corporate income tax on their taxable income. For the periods presented, the Company did not have any TRSs that would be subject to taxation.

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

A total of 684,494 shares of our common stock have been authorized for issuance under the Equity Incentive Plans. If an award granted under the Equity Incentive Plans expires, is forfeited or terminates, the shares of common stock subject to any portion of the award that expires, is forfeited or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of stock (i) surrendered or withheld in payment of the exercise price or taxes related to an award and (ii) covered by a SAR (without regard to the number of shares actually issued upon the exercise of such SAR) will not again be available for award under the Equity Incentive Plans. Unless previously terminated by the Board, no new award may be granted under the Equity Incentive Plans after November 18, 2029. The maximum aggregate compensation, including cash compensation and the grant date fair value of awards granted under the Individual Plan, to a non-employee director will not exceed $300,000 in any single calendar year.

Compensation cost is recognized on a straight-line basis over the vesting period and is included in general and administrative expenses in the Company’s consolidated and combined statements of operations. Award forfeitures, if any, are accounted for in the period in which they occur.

For the periods prior to November 26, 2019, Predecessor’s stock-based compensation expense, included in general and administrative expenses in the combined statements of operations for the three months ended March 31, 2019, reflected an allocation of a portion of the stock compensation expense of CTO for the applicable period.

CONCENTRATION OF CREDIT RISK

Certain of the tenants in the portfolio of 29 single-tenant properties accounted for more than 10% of total revenues during the three months ended March 31, 2020 and 2019.

During the three months ended March 31, 2020, the properties leased to Wells Fargo Bank, NA and Hilton Grand Vacations represented approximately 22% and 14% of total revenues, respectively. During the three months ended March 31, 2019, the properties leased to Wells Fargo Bank, NA and Hilton Grand Vacations represented approximately 28% and 18% of total revenues, respectively.

As of March 31, 2020 and December 31, 2019, approximately 26% and 29%, respectively, of the Company’s real estate portfolio, based on square footage, was located in the State of Florida. As of March 31, 2020 and December 31, 2019, approximately 20% and 24%, respectively, of the Company’s real estate portfolio, based on square footage, was located in the State of Oregon. Additionally, as of March 31, 2020, individually more than 10% of the Company’s real estate portfolio, based on square footage, was located in the state of  North Carolina. As of December 31, 2019, individually more than 10% of the Company’s real estate portfolio, based on square footage, was located in the states of Georgia and North Carolina. Uncertainty of the duration of a prolonged real estate and economic downturn could in any or all of these geographic areas have an adverse impact on the Company’s real estate values.

RECENTLY ISSUED ACCOUNTING STANDARDS

Lease Modifications. In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of the COVID-19 Pandemic. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and, instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to lease concessions related to the COVID-19 Pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. We are currently evaluating the impact of this guidance and whether we will make the permitted election for lease concessions such as rent deferrals for the quarter ended June 30, 2020.

ASC Topic 842, Leases. In February 2016, the FASB issued Accounting Standards Update (“ASU”)  2016-02, which requires entities to recognize assets and liabilities that arise from financing and operating leases and to classify those finance and operating lease payments in the financing or operating sections, respectively, of the statement of cash flows pursuant to FASB ASC Topic 842, Leases. The amendments in this update are effective for annual reporting periods beginning after December 15, 2018.

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

NOTE 4. INCOME PROPERTY PORTFOLIO

As of March 31, 2020, the Company’s income property portfolio consisted of 29 single-tenant properties with total square footage of approximately 1.1 million.

Leasing revenue consists of long-term rental revenue from retail and office income properties, which is recognized as earned, using the straight-line method over the life of each lease.

The components of leasing revenue are as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
	The Company ($000's)	Predecessor ($000's)
Leasing Revenue
Lease Payments	$3,812	$2,768
Variable Lease Payments	359	191
Total Leasing Revenue	$4,171	$2,959

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to March 31, 2020, are summarized as follows:

Year Ending December 31,	Amounts ($000's)
Remainder of 2020	$11,942
2021	16,046
2022	16,229
2023	16,382
2024	15,899
2025 and thereafter (cumulative)	64,868
Total	$141,366

See Note 15, “Subsequent Events” for the Company’s disclosure related to the potential cash flow impact as well as Note 3, “Summary of Significant Accounting Policies” for the accounting treatment of potential lease modifications associated with tenant rent relief requests due to the COVID-19 Pandemic.

 2020 Activity. During the three months ended March 31, 2020, the Company acquired nine single-tenant income properties for a purchase price of approximately $46.8 million, or an acquisition cost of approximately $47.0 million including capitalized acquisition costs. Of the total acquisition cost, approximately $11.9 million was allocated to land, approximately $29.3 million was allocated to buildings and improvements, approximately $6.9 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and approximately $1.1 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was approximately 11.2 years at acquisition. No income properties were disposed of during the three months ended March 31, 2020.

The single-tenant net lease income properties acquired during the three months ended March 31, 2020 are described below:

Tenant Description	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price	Remaining Lease Term at Acquisition Date (in years)
7-Eleven (1)	Austin, TX	1/13/2020	6,400	$5,762,416	15.0
7-Eleven (1)	Georgetown, TX	1/13/2020	7,726	4,300,474	15.0
Conn's HomePlus	Hurst, TX	1/10/2020	37,957	6,100,000	11.6
Lehigh Gas Wholesale Services, Inc.	Highland Heights, KY	2/03/2020	2,578	4,250,000	10.8
American Multi-Cinema, Inc.	Tyngsborough, MA	2/19/2020	39,474	7,055,000	10.1
Hobby Lobby	Tulsa, OK	2/28/2020	84,180	12,486,334	10.8
Long John Silver's	Tulsa, OK	2/28/2020	3,000	263,666	N/A
Old Time Pottery	Orange Park, FL	2/28/2020	84,180	6,311,702	10.4
Freddy's Frozen Custard	Orange Park, FL	2/28/2020	3,200	303,298	6.8
	Total / Weighted Average		268,695	$46,832,890	11.5

(1)	Cash rent has not yet commenced on the 7-Eleven tenant leases, although control of the properties have transferred during tenant improvement periods.

2019 Predecessor Activity. No income properties were acquired or disposed of during the three months ended March 31, 2019.

NOTE 5. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020	December 31, 2019
Intangible Lease Assets:
Value of In-Place Leases	$18,725,315	$14,479,323
Value of Above Market In-Place Leases	1,929,258	1,625,325
Value of Intangible Leasing Costs	8,862,493	6,544,079
Sub-total Intangible Lease Assets	29,517,066	22,648,727
Accumulated Amortization	(1,106,956)	(291,094)
Sub-total Intangible Lease Assets—Net	28,410,110	22,357,633
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(3,000,355)	(1,933,416)
Sub-total Intangible Lease Liabilities	(3,000,355)	(1,933,416)
Accumulated Amortization	99,290	25,223
Sub-total Intangible Lease Liabilities—Net	(2,901,065)	(1,908,193)
Total Intangible Assets and Liabilities—Net	$25,509,045	$20,449,440

The following table reflects the net amortization of intangible assets and liabilities during the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
	The Company	Predecessor
Depreciation and Amortization Expense	$760,519	$400,392
Increase to Income Properties Revenue	(18,724)	(59,657)
Net Amortization of Intangible Assets and Liabilities	$741,795	$340,735

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows:

		Future Accretion	Net Future
	Future	to Income	Amortization of
	Amortization	Property	Intangible Assets
Year Ending December 31,	Expense	Revenue	and Liabilities
Remainder of 2020	$2,538,288	$(90,179)	$2,448,109
2021	3,384,384	(120,239)	3,264,145
2022	3,384,384	(120,239)	3,264,145
2023	3,384,384	(120,239)	3,264,145
2024	3,153,851	(108,908)	3,044,943
2025 and thereafter	10,711,248	(487,690)	10,223,558
Total	$26,556,539	$(1,047,494)	$25,509,045

As of March 31, 2020, the weighted average amortization period of both the total intangible assets and liabilities was approximately 9.0 years.

NOTE 6. OTHER ASSETS

Other assets consisted of the following:

	As of
	March 31, 2020	December 31, 2019
Tenant Receivables	$38,761	$—
Accrued Unbilled Tenant Receivables	235,335	—
Prepaid Insurance (1)	357,157	498,999
Deposits on Acquisitions	100,000	200,000
Prepaid and Deposits - Other	366,521	88,318
Total Other Assets	$1,097,774	$787,317

(1)	As of March 31, 2020 and December 31, 2019, includes prepaid insurance for property, general liability, and director and officers.

NOTE 7. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

	As of
	March 31, 2020	December 31, 2019
Accounts Payable	$585,045	$462,524
Accrued Expenses	918,393	311,342
Dividend Payable (1)	315,755	70,984
Accrual for Tenant Improvement	329,652	626,872
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$2,148,845	$1,471,722

(1)	As of March 31, 2020 and December 31, 2019, includes the dividends declared and payable of $0.20 and $0.058, respectively, per share on the 1,223,854 OP Units due to Consolidated-Tomoka Land Co.

 NOTE 8. LONG-TERM DEBT

As of March 31, 2020, the Company’s outstanding indebtedness, at face value, was as follows:

	Face Value Debt	Stated Interest Rate	Maturity Date
Credit Facility	$57,000,000	30-Day LIBOR + 1.35% - 1.95% (1)	November 2023
Total Debt/Weighted-Average Rate	$57,000,000	2.27%

(1)

See Note 15, “Subsequent Events” for a description of the interest rate swap, effective as of April 30, 2020, whereby LIBOR was fixed at 0.48% for approximately $50 million of the outstanding balance on the Company’s revolving credit facility.

Credit Facility. On November 26, 2019, the Company and the Operating Partnership entered into a credit agreement (the “Credit Agreement”) with a group of lenders for a senior unsecured revolving credit facility (the “Credit Facility”) in the maximum aggregate initial original principal amount of up to $100 million. BMO Capital Markets Corp. and Raymond James Bank, N.A. are joint lead arrangers and joint bookrunners, with Bank of Montreal (“BMO”) as administrative agent.

The Credit Facility has a term of four years, with the ability to extend the term for one year. The Credit Facility has an accordion feature that may allow the Operating Partnership to increase the availability under the Credit Facility by an additional $50 million, subject to meeting specified requirements and obtaining additional commitments from lenders.

Pursuant to the Credit Agreement, the indebtedness outstanding under the Credit Facility accrues at a rate ranging from the 30-day LIBOR plus 135 basis points to the 30-day LIBOR plus 195 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Operating Partnership, as defined in the Credit Agreement.

 The Operating Partnership is subject to customary restrictive covenants under the Credit Facility, including, but not limited to, limitations on the Operating Partnership’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. The Credit Facility also contains financial covenants covering the Operating Partnership, including but not limited to, tangible net worth and fixed charge coverage ratio. In addition, the Operating Partnership is subject to additional financial maintenance covenants as described in the Credit Agreement.

At March 31, 2020, the current commitment level under the Credit Facility was $100.0 million. The available borrowing capacity under the Credit Facility was $30.1 million, based on the level of borrowing base assets. As of March 31, 2020, the Credit Facility had an outstanding balance of $57.0 million. See Note 15, “Subsequent Events” for a discussion of the potential impact on borrowing base assets due to the COVID-19 Pandemic and the interest rate swap entered into by the Company that fixes the rate on $50 million of the outstanding balance on the Credit Facility to a range of 1.83% to 2.43%.

Long-term debt as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020		December 31, 2019
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$57,000,000	$—	$—	$—
Loan Costs, net of accumulated amortization	(532,868)	—	—	—
Total Long-Term Debt	$56,467,132	$—	$—	$—

Payments applicable to reduction of principal amounts as of March 31, 2020 will be required as follows:

Year Ending December 31,	Amount
Remainder of 2020	$—
2021	—
2022	—
2023	57,000,000
2024	—
2025 and thereafter	—
Total Long-Term Debt - Face Value	$57,000,000

As of March 31, 2020, the Company’s long-term debt includes initial deferred financing costs of approximately $594,000, net of accumulated amortization, of approximately $61,000. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations. As of December 31, 2019, these costs were reflected as deferred expenses on the accompanying consolidated balance sheets as there was no outstanding debt as of December 31, 2019.

The following table reflects a summary of interest expense incurred and paid during the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
	The Company ($000's)	Predecessor ($000's)
Interest Expense	$205	$—
Amortization of Loan Costs	44	—
Total Interest Expense	$249	$—

Total Interest Paid	$164	$—

The Company was in compliance with all of its debt covenants as of March 31, 2020.

NOTE 9. EQUITY

PREDECESSOR EQUITY

The Predecessor Equity represents net contributions from and distributions to CTO. Most of the entities included in the Predecessor’s financial statements did not have bank accounts for the periods presented and most cash transactions for the Predecessor were transacted through bank accounts owned by CTO and are included in the Predecessor Equity.

DIVIDENDS

The Company intends to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with its short taxable year beginning on November 26, 2019 and ending on December 31, 2019 upon the filing of our tax return for such taxable year, which will be filed on or before its due date. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the three months ended March 31, 2020, the Company declared and paid cash dividends on its common stock and OP Units of $0.20 per share.

NOTE 10. COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are determined based on the assumption of the conversion of OP Units on a one-for-one basis using the treasury stock method at average market prices for the periods.

	Three Months Ended
	March 31, 2020	March 31, 2019
	The Company	Predecessor
Net Income	$14,632	$875,848

Weighted Average Number of Common Shares Outstanding	7,896,757	N/A
Common Shares Applicable to OP Units using Treasury Stock Method	1,223,854	N/A
Total Shares Applicable to Diluted Earnings per Share	9,120,611	N/A

Per Common Share Data:
Net Income
Basic	$—	N/A
Diluted	$—	N/A

NOTE 11. SHARE REPURCHASES

In March 2020, the Company’s Board of Directors approved a $5 million stock repurchase program (the “$5 Million Repurchase Program”). During the three months ended March 31, 2020, the Company repurchased 57,852 shares of its common stock on the open market for a total cost of approximately $592,000, or an average price per share of $10.43. The $5 Million Repurchase Program does not have an expiration date.

See Note 15, “Subsequent Events”, for information related to share repurchases made by the Company subsequent to March 31, 2020.

NOTE 12. STOCK-BASED COMPENSATION

In connection with the closing of the IPO, on November 26, 2019, the Company granted restricted shares of common stock to each of the non-employee directors under the Individual Plan. Each of the non-employee directors received an award of 2,000 restricted shares of common stock on November 26, 2019. The restricted shares will vest in substantially equal installments on each of the first, second and third anniversaries of the grant date. In addition, the restricted shares are subject to a holding period beginning on the grant date and ending on the date that the grantee ceases to serve as a member of the Board (the “Holding Period”). During the Holding Period, the restricted shares may not be sold, pledged or otherwise transferred by the grantee. Except for the grant of these 8,000 restricted shares of Common Stock, the Company has not made any grants under the Equity Incentive Plans. Any future grants under the Equity Incentive Plans will be approved by the independent members of the compensation committee of the Board. The 2019 non-employee director share awards had an aggregate grant date fair value of approximately $150,000. The Company’s determination of the grant date fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the vesting period and is included in general and administrative expenses in the Company’s consolidated statements of operations. During the three months ended March 31, 2020, the Company recognized stock compensation expense totaling approximately $13,000 which is included in general and administrative expenses in the consolidated statement of operations.

A summary of activity for these awards during the three months ended March 31, 2020, is presented below:

Wtd. Avg.
Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at January 1, 2020	8,000	$18.80
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at March 31, 2020	8,000	$18.80

As of March 31, 2020, there was approximately $133,000 of unrecognized compensation cost related to the three-year vest restricted shares, which will be recognized over a remaining period of 2.7 years.

Each member of the Company’s Board of Directors has the option to receive his or her annual retainer in shares of Company common stock rather than cash. The number of shares awarded to the directors making such election is calculated quarterly by dividing the amount of the quarterly retainer payment due to such director by the trailing 20-day average price of the Company’s common stock as of the last business day of the calendar quarter, rounded down to the nearest whole number of shares. During the three months ended March 31, 2020, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled approximately $54,000, or 4,098 shares, which were issued on April 1, 2020.

Stock compensation expense for the three months ended March 31, 2020 is summarized as follows:

Three Months Ended
March 31, 2020 ($ 000's)
Stock Compensation Expense – Director Restricted Stock	$13
Stock Compensation Expense – Director Retainers Paid in Stock	54
Total Stock Compensation Expense (1)	$67

(1)

Director retainers are issued through additional paid in capital in arrears. Therefore, the change in additional paid in capital during the three months ended March 31, 2020 is equal to total stock compensation expense of $67,000, less the $54,000 of first quarter 2020 director retainers, as those shares were issued on April 1, 2020, plus the fourth quarter 2019 director retainers of $24,000, as those shares were issued on January 2, 2020.

For the periods prior to November 26, 2019, Predecessor’s stock-based compensation expense, included in general and administrative expenses in the combined statements of operations for the three months ended March 31, 2019, reflected an allocation of a portion of the stock compensation expense of CTO for the applicable periods.

NOTE 13. RELATED PARTY MANAGEMENT COMPANY

We are externally managed by the Manager, a wholly owned subsidiary of CTO. In addition to the CTO Private Placement, CTO purchased from us $8 million in shares of our common stock, or 421,053 shares, in our IPO. Upon completion of our IPO, CTO Private Placement, and the other transactions in the Formation Transactions, CTO owned approximately 22.3% of our outstanding common stock (assuming the OP Units issued to CTO in the Formation Transactions are exchanged for shares of our common stock on a one-for-one basis).

On November 26, 2019, we entered into the Management Agreement. Pursuant to the terms of the Management Agreement, our Manager manages, operates and administers our day-to-day operations, business and affairs, subject to the direction and supervision of our Board and in accordance with the investment guidelines approved and monitored by our Board. Our Manager is subject to the direction and oversight of our Board. We pay our Manager a base management fee equal to 0.375% per quarter of our “total equity” (as defined in the Management Agreement and based on a 1.5% annual rate), calculated and payable in cash, quarterly in arrears.

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

Our independent directors will review our Manager’s performance and the management fees annually and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of two-thirds of our independent directors or upon a determination by the holders of a majority of the outstanding shares of our common stock, based upon (i) unsatisfactory performance that is materially detrimental to us or (ii) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by two-thirds of our independent directors. We may also terminate the Management Agreement for cause at any time, including during the initial term, without the payment of any termination fee, with 30 days’ prior written notice from our Board. During the initial term of the Management Agreement, we may not terminate the Management Agreement except for cause.

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

During the three months ended March 31, 2020, the Company incurred management fee expenses which totaled approximately $649,000. The Company also paid dividends on the common stock owned by affiliates of its Manager in the amount of approximately $163,000. There were no Manager dividends or management fees applicable to the three months ended March 31, 2019.

The following table represents amounts due from the Company to CTO:

	As of
Description	March 31, 2020 ($000's)	December 31, 2019 ($000's)
Management Fee due to CTO (1)	$649	$254
Dividend Payable on OP Units	316	71
Other	(13)	56
Total	$952	$381

(1)	Included in Accrued Expenses, see Note 7, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

Exclusivity and ROFO Agreement

On November 26, 2019, we also entered into an exclusivity and right of first offer (“ROFO”) agreement with CTO. During the term of the exclusivity and ROFO agreement, CTO will not, and will cause each of its affiliates (which for purposes of the exclusivity and ROFO agreement will not include our company and our subsidiaries) not to, acquire, directly or indirectly, a single-tenant, net leased property, without providing us with notice and we have affirmatively rejected the opportunity to acquire the applicable property or properties.

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

The term of the exclusivity and ROFO agreement will continue for so long as the Management Agreement with our Manager is in effect.

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

In deciding whether to issue additional debt or equity securities, we will rely in part on recommendations made by our Manager. While such decisions are subject to the approval of our Board, our Manager is entitled to be paid a base management fee that is based on our “total equity” (as defined in the Management Agreement). As a result, our Manager may have an incentive to recommend that we issue additional equity securities at dilutive prices.

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

Our directors and executive officers have duties to our company under applicable Maryland law in connection with their management of our company. At the same time, PINE GP has fiduciary duties, as the general partner, to the Operating Partnership and to the limited partners under Delaware law in connection with the management of the Operating Partnership. These duties as a general partner to the Operating Partnership and its partners may come into conflict with the duties of our directors and executive officers to us. Unless otherwise provided for in the relevant partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of loyalty and care and which generally prohibits such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest. The partnership agreement provides that in the event of a conflict between the interests of our stockholders on the one hand and the limited partners of the Operating Partnership on the other hand, PINE GP will endeavor in good faith to resolve the conflict in a manner not adverse to either our stockholders or the limited partners; provided, however, that so long as we own a controlling interest in the Operating Partnership, any such conflict that we, in our sole and absolute discretion, determine cannot be resolved in a manner not adverse to either our stockholders or the limited partners of the Operating Partnership shall be resolved in favor of our stockholders, and we shall not be liable for monetary damages for losses sustained, liabilities incurred or benefits not derived by the limited partners in connection with such decisions.

NOTE 14. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

CONTRACTUAL COMMITMENTS - EXPENDITURES

The Company is obligated to fund approximately $708,000 to construct a new roof at the 102,019 square-foot property leased to Hilton Grand Vacations. A credit in the amount of approximately $708,000 was received from CTO at the closing of the acquisition of the property on November 26, 2019 and the Company has made payments to date of approximately $379,000, leaving a remaining commitment of approximately $329,000 as of March 31, 2020.

NOTE 15. SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions that have occurred after March 31, 2020, the date of the consolidated balance sheet.

COVID-19 PANDEMIC

In March 2020, the agency of the United Nations, responsible for international public health, declared the outbreak of the COVID-19 Pandemic, which has spread throughout the United States. The spread of the COVID-19 Pandemic has caused significant volatility in the U.S. and international markets and, in many industries, business activity has virtually shut down entirely. There is significant uncertainty around the duration and severity of business disruptions related to the COVID-19 Pandemic, as well as its impact on the U.S. economy and international economies. As a result, the Company is not yet able to determine the full impact of the COVID-19 Pandemic on its operations and therefore, the potential as to whether or not such impact will be material.

Our results of operations and cash flows for the three months ended March 31, 2020 were not materially impacted by the COVID-19 Pandemic. An assessment of the current or identifiable potential financial and operational impacts on the Company subsequent to March 31, 2020 as a result of the COVID-19 Pandemic are as follows:

•

Of the 29 income properties in the Company’s portfolio, 24 properties have remained open since the onset of the COVID-19 Pandemic, with 11 of those properties operating on a limited basis. The 24 properties represent approximately 78% of our annualized base rent.

•

The Company was contacted by certain of its tenants who are seeking rent relief through possible deferrals or other potential modifications of lease terms, beginning with the April 2020 rent. Tenants seeking rent relief for April 2020 represented approximately 38% of the Company’s annualized base rent as of March 31, 2020. Of the tenants that have not paid rent for April 2020, approximately 34%, representing approximately 13% of the Company’s total April rent, have reached an agreement on either a deferral arrangement or other accommodation. In all instances, the Company is not relinquishing any of its contractual rights under its lease agreements.

•

The Company believes certain of the programs available under the CARES Act may provide tenants with the ability to obtain proceeds from loans provided by the federal government which could provide liquidity that would allow the tenant to pay its near-term rent. However, no assurances can be given that the tenants will seek to access or will receive funds from these programs or will be able to use the proceeds to pay their rent in the near-term or otherwise.

•

When the pandemic was declared, given the uncertainties created by the COVID-19 Pandemic and the impact on the capital markets, the U.S. economy, and PINE’s tenants, the Company temporarily suspended its activities directed at identifying additional acquisition opportunities. In connection with that decision, the Company believed it prudent and necessary to withdraw its previously provided guidance for the full year of 2020, including its targeted level of acquisitions totaling up to $120 million. The Company has not provided any updated guidance. The Company notes, however, that depending upon the duration and severity of the COVID-19 Pandemic, the Company could ultimately reach the targeted level of acquisitions in 2020, although no assurances can be made regarding the likelihood or timing of attaining that level of acquisitions, and should such targets be reached, the timing of such would have an applicable impact on full year results of operations, and the related performance measurements of FFO and AFFO.

•

Given uncertainty surrounding the depth, duration, and geographic impact of the COVID-19 Pandemic, as a precautionary measure intended to support the Company’s liquidity, the Company, in March 2020, drew $20 million of available capacity on its $100 million senior unsecured revolving Credit Facility. As a result, the Company, as of March 31, 2020, has approximately $22 million in cash on hand with approximately $57 million outstanding on the Credit Facility. Just prior to the $20 million in draws in March 2020, the Company had approximately $2 million in cash, as approximately $10.3 million of the $12.3 million in cash as of December 31, 2019 had been utilized for both general corporate and working capital purposes, as well as property acquisitions subsequent to December 31, 2019.

•

The total borrowing capacity on the Credit Facility, based on the assets currently in the borrowing base, is approximately $87 million, and as such the Company has the ability to draw an additional $30 million on the Credit Facility. Subsequent to March 31, 2020, if we were to add the first quarter 2020 acquisitions to the borrowing base, we anticipate that the total borrowing base will increase the borrowing capacity to the $100 million commitment on the Credit Facility.  Pursuant to the terms of the Credit Facility, any property in the borrowing base with a tenant that is more than 60 days past due on its contractual rent obligations would be automatically removed from the borrowing base and the Company’s borrowing capacity would be reduced. The Company believes that where the Company and its tenants have agreed to lease modifications pertaining to rent, such as the deferral of current rent to be paid later in 2020, under the terms of the Credit Facility, such tenant would not be past due on its rental obligation if it adheres to such modification, and thus any of the Company’s applicable properties would not be required to be removed from the borrowing base.

•

As a result of the outbreak of the COVID-19 Pandemic, the federal government and the State of Florida issued orders encouraging everyone to remain at their residence and not go into work. In response to these orders and in the best interest of our Manager’s employees and our directors, our Manager implemented significant preventative measures to ensure the health and safety of its employees and our Board, including: i) conducting all meetings of our Board and Committees of the Board telephonically or via a visual conferencing service, permitting its employees to work from home at their election, enforcement of appropriate social distancing practices in our Manager’s office, encouraging its employees to wash their hands often and providing hand sanitizer throughout their office, requiring its employees who do not feel well, in any capacity, to stay at home, and requiring all third-party delivery services (e.g. mail, food delivery, etc.) to complete their service outside the front door of its offices.

INTEREST RATE SWAP

In April of 2020, the Company executed a five-year interest rate swap agreement whereby, effective as of April 30, 2020, LIBOR was fixed at 0.48% for approximately $50 million of the outstanding balance on the Company’s revolving Credit Facility. As a result of the interest rate swap, $50 million of the Company’s long-term debt has a fixed interest rate ranging from 1.83% up to 2.43%, based on the Company’s leverage as a percent of total asset value, as defined in the Credit Facility agreement.

SHARE REPURCHASES

For the period subsequent to March 31, 2020, through May 6, 2020, the Company has repurchased approximately 311,000 shares of our common stock for approximately $3.4 million, an average purchase price of $10.96 per share, under the $5 Million Repurchase Program. As a result, approximately $1 million of the $5 Million Repurchase Program remains as of May 6, 2020.

There were no other reportable subsequent events or transactions.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When we refer to “we,” “us,” “our,” “PINE,” or “the Company,” we mean Alpine Income Property Trust, Inc. and its consolidated subsidiaries. References to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Alpine Income Property Trust, Inc. included in this Quarterly Report on Form 10-Q. Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and of this Quarterly Report on Form 10-Q. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

COVID-19 PANDEMIC

In March 2020, the agency of the United Nations, responsible for international public health, declared the outbreak of the novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has spread throughout the United States. The spread of the COVID-19 Pandemic has caused significant volatility in the U.S. and international markets and, in many industries, business activity has virtually shut down entirely. There is significant uncertainty around the duration and severity of business disruptions related to the COVID-19 Pandemic, as well as its impact on the U.S. economy and international economies. As a result, the Company is not yet able to determine the full impact of the COVID-19 Pandemic on its operations and therefore, the potential as to whether or not such impact will be material.

Our results of operations and cash flows for the three months ended March 31, 2020 were not materially impacted by the COVID-19 Pandemic. An assessment of the current or identifiable potential financial and operational impacts on the Company subsequent to March 31, 2020 as a result of the COVID-19 Pandemic are as follows:

•

Of the 29 income properties in the Company’s portfolio, 24 properties have remained open since the onset of the COVID-19 Pandemic, with 11 of those properties operating on a limited basis. The 24 properties represent approximately 78% of our annualized base rent.

•

The Company was contacted by certain of its tenants who are seeking rent relief through possible deferrals or other potential modifications of lease terms, beginning with the April 2020 rent. Tenants seeking rent relief for April 2020 represented approximately 38% of the Company’s annualized base rent as of March 31, 2020. Of the tenants that have not paid rent for April 2020, approximately 34%, representing approximately 13% of the Company’s total April rent, have reached an agreement on either a deferral arrangement or other accommodation. In all instances, the Company is not relinquishing any of its contractual rights under its lease agreements.

•

The Company believes certain of the programs available under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) may provide tenants with the ability to obtain proceeds from loans provided by the federal government which could provide liquidity that would allow the tenant to pay its near-term rent. However, no assurances can be given that the tenants will seek to access or will receive funds from these programs or will be able to use the proceeds to pay their rent in the near-term or otherwise.

•

When the pandemic was declared, given the uncertainties created by the COVID-19 Pandemic and the impact on the capital markets, the U.S. economy, and PINE’s tenants, the Company temporarily suspended its activities directed at identifying additional acquisition opportunities. In connection with that decision, the Company believed it prudent and necessary to withdraw its previously provided guidance for the full year of 2020, including its targeted level of acquisitions totaling up to $120 million. The Company has not provided any updated guidance. The Company notes, however, that depending upon the duration and severity of the COVID-19 Pandemic, the Company could ultimately reach the targeted level of acquisitions in 2020, although no assurances can be made regarding the likelihood or timing of attaining that level of acquisitions, and should such targets be reached, the timing of such would have an applicable impact on full year results of operations, and the related performance measurements of Funds From Operations (“FFO”) and Adjusted Funds From Operations (“AFFO”).

•

Given uncertainty surrounding the depth, duration, and geographic impact of the COVID-19 Pandemic, as a precautionary measure intended to support the Company’s liquidity, the Company, in March 2020, drew $20 million of available capacity on its $100 million senior unsecured revolving Credit Facility (hereinafter defined in Note 8, “Long-Term Debt”). As a result, the Company, as of March 31, 2020, has approximately $22 million in cash on hand with approximately $57 million outstanding on the Credit Facility. Just prior to the $20 million in draws in March 2020, the Company had approximately $2 million in cash, as approximately $10.3 million of the $12.3 million in cash as of December 31, 2019 had been utilized for both general corporate and working capital purposes, as well as property acquisitions subsequent to December 31, 2019.

•

The total borrowing capacity on the Credit Facility, based on the assets currently in the borrowing base, is approximately $87 million, and as such the Company has the ability to draw an additional $30 million on the Credit Facility. Subsequent to March 31, 2020, if we were to add the first quarter 2020 acquisitions to the borrowing base, we anticipate that the total borrowing base will increase the borrowing capacity to the $100 million commitment on the Credit Facility.  Pursuant to the terms of the Credit Facility, any property in the borrowing base with a tenant that is more than 60 days past due on its contractual rent obligations would be automatically removed from the borrowing base and the Company’s borrowing capacity would be reduced. The Company believes that where the Company and its tenants have agreed to lease modifications pertaining to rent, such as the deferral of current rent to be paid later in 2020, under the terms of the Credit Facility, such tenant would not be past due on its rental obligation if it adheres to such modification, and thus any of the Company’s applicable properties would not be required to be removed from the borrowing base.

•

As a result of the outbreak of the COVID-19 Pandemic, the federal government and the State of Florida issued orders encouraging everyone to remain at their residence and not go into work. In response to these orders and in the best interest of our Manager’s employees and our directors, our Manager implemented significant preventative measures to ensure the health and safety of its employees and our Board of Directors (the “Board”), including: i) conducting all meetings of our Board and Committees of the Board telephonically or via a visual conferencing service, permitting its employees to work from home at their election, enforcement of appropriate social distancing practices in our Manager’s office, encouraging its employees to wash their hands often and providing hand sanitizer throughout their office, requiring its employees who do not feel well, in any capacity, to stay at home, and requiring all third-party delivery services (e.g. mail, food delivery, etc.) to complete their service outside the front door of its offices.

OVERVIEW

We are a real estate company that owns and operates a high-quality portfolio of single-tenant commercial properties, all of which are located in the United States. All of the properties in our portfolio are leased on a long-term basis and located primarily in or in close proximity to major metropolitan statistical areas, or MSAs, and in growth markets and other markets in the United States with favorable economic and demographic conditions. Twenty seven of the 29 properties in our portfolio, representing approximately 85% of our portfolio’s annualized base rent (as of March 31, 2020), are leased on a triple-net basis. Our properties are primarily leased to industry leading, creditworthy tenants, many of which operate in industries we believe are resistant to the impact of e-commerce. Our portfolio consists of 29 single-tenant, primarily net leased retail and office properties located in 19 markets in 13 states. Twenty of these properties, representing our initial portfolio, were acquired from Consolidated-Tomoka Land Co. (“CTO”), a public company listed on the New York Stock

Exchange (“NYSE”) American under the symbol “CTO”, in our Formation Transactions (as defined within Note 1. Business and Organization), utilizing approximately $125.9 million of proceeds from our initial public offering of our common stock (our “IPO”) and the issuance of 1,223,854 units of our operating partnership (the “OP Units”) that had an initial value of approximately $23.3 million based on our IPO price of $19.00 per share (the “IPO Price”). The remaining nine properties were acquired during the three months ended March 31, 2020. For four of our properties in our portfolio, we are the lessor in a long-term ground lease to the tenant.

Our portfolio is comprised of single-tenant retail and office properties primarily located in or in close proximity to major MSAs, growth markets and other markets in the United States with favorable economic and demographic conditions and leased to tenants with favorable credit profiles or performance attributes. All of the properties in our portfolio are subject to long-term, primarily triple-net leases, which generally require the tenant to pay all of the property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. We intend to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2019 upon the filing of our tax return for such taxable year, which will be filed on or before its due date. We believe that, commencing with such taxable year, we have been organized and have operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws, and we intend to continue to be organized and to operate in such a manner.

Our objective is to maximize cash flow and value per share by generating stable and growing cash flows and attractive risk-adjusted returns through owning, operating and growing a diversified portfolio of high-quality single-tenant, net leased commercial properties with strong long-term real estate fundamentals. The 29 properties in our portfolio are 100% occupied and represent approximately 1.1 million of gross rentable square feet with leases that have a weighted average lease term of approximately 8.5 years as of March 31, 2020, based on annualized base rent. None of our leases expire prior to January 31, 2024.

We seek to acquire, own and operate primarily freestanding, single-tenant commercial real estate properties primarily located in our target markets leased primarily pursuant to triple-net, long-term leases. Within our target markets, we focus on investments in single-tenant retail and office properties. We target tenants in industries that we believe are favorably impacted by current macroeconomic trends that support consumer spending, such as strong and growing employment and positive consumer sentiment, as well as tenants in industries that have demonstrated resistance to the impact of the growing e-commerce retail sector. We also seek to invest in properties that are net leased to tenants that we determine have attractive credit characteristics, stable operating histories and healthy rent coverage levels, are well-located within their market and have rent levels at or below market rent levels. Furthermore, we believe that the size of our company will, for at least the near term, allow us to focus our investment activities on the acquisition of single properties or smaller portfolios of properties that represent a transaction size that most of our publicly-traded net lease REIT peers will not pursue on a consistent basis.

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

As of March 31, 2020, the Company owned 29 single-tenant income properties in 13 states. The following is a summary of these properties:

Type	Tenant	S&P Credit Rating (1)	Location	Rentable Square Feet		Remaining Term (Years)	Tenant Extension Options (Number x Years)	Contractual Rent Escalations	Annualized Base Rent (2)
Office	Wells Fargo	A+	Portland, OR	211,863		5.8	3x5	No	$3,137,166
Office	Hilton Grand Vacations	BB+	Orlando, FL	102,019		6.7	2x5	Yes	1,825,444
Retail	LA Fitness	CCC+	Brandon, FL	45,000		12.1	3x5	Yes	957,887
Retail	At Home	CCC+	Raleigh, NC	116,334		9.5	4x5	Yes	722,117
Retail	Century Theatre	BB-	Reno, NV	52,474		4.7	3x5	No	693,501
Retail	Container Store	B-	Phoenix, AZ	23,329		9.9	2x5	Yes	725,502
Office	Hilton Grand Vacations	BB+	Orlando, FL	31,895		6.7	2x5	Yes	684,319
Retail	Live Nation Entertainment, Inc.	BB-	East Troy, WI	N/A	(3)	10.0	N/A	Yes	624,899
Retail	Hobby Lobby	N/A	Winston-Salem, NC	55,000		10.0	3x5	Yes	562,366
Retail	Dick's Sporting Goods	N/A	McDonough, GA	46,315		3.8	4x5	No	472,500
Retail	Jo-Ann Fabric	CCC	Saugus, MA	22,500		8.8	4x5	Yes	468,014
Retail	Walgreens	BBB	Birmingham, AL	14,516		9.0	N/A	No	364,300
Retail	Walgreens	BBB	Alpharetta, GA	15,120		5.6	N/A	No	362,880
Retail	Best Buy	BBB	McDonough, GA	30,038		6.0	4x5	No	337,500
Retail	Outback	BB-	Charlottesville, VA	7,216		11.5	4x5	Yes	307,555
Retail	Walgreens	BBB	Albany, GA	14,770		12.8	N/A	No	258,000
Retail	Outback	BB-	Charlotte, NC	6,297		11.5	4x5	Yes	220,074
Retail	Cheddar's (4)	BBB-	Jacksonville, FL	8,146		7.5	4x5	Yes	186,150
Retail	Scrubbles Car Wash (4)	N/A	Jacksonville, FL	4,512		17.6	4x5	Yes	188,602
Retail	Family Dollar	BBB-	Lynn, MA	9,228		4.0	7x5	No	160,000
Retail	7-Eleven	AA-	Austin, TX	6,400		15.1	3x5	Yes	374,769
Retail	7-Eleven	AA-	Georgetown, TX	7,726		15.1	4x5	Yes	287,758
Retail	Conn's HomePlus	B	Hurst, TX	37,957		11.4	4x5	No	451,688
Retail	Lehigh Gas Wholesale Services, Inc.	N/A	Highland Heights, KY	2,578		10.7	4x5	Yes	329,447
Retail	American Multi-Cinema, Inc.	CCC-	Tyngsborough, MA	39,474		10.0	2x5	No	522,113
Retail	Hobby Lobby	N/A	Tulsa, OK	84,180		10.8	4x5	No	841,800
Retail	Long John Silver's (4)	N/A	Tulsa, OK	3,000		N/A	N/A	No	24,000
Retail	Old Time Pottery	N/A	Orange Park, FL	84,180		10.3	2x5	Yes	439,403
Retail	Freddy's Frozen Custard (4)	N/A	Orange Park, FL	3,200		6.7	4x5	Yes	98,812
		Total / Weighted Average		1,085,267		8.5			$16,628,566

(1)	Tenant, or tenant parent, credit rating.
(2)	Annualized straight-line base rental income in place as of March 31, 2020.
(3)

The Alpine Valley Music Theatre, leased to Live Nation Entertainment, Inc., is an entertainment venue consisting of a two-sided, open-air, 7,500-seat pavilion; an outdoor amphitheater with a capacity for 37,000; and over 150 acres of green space.

(4)	We are the lessor in a ground lease with the tenant. Rentable square feet represents improvements on the property that revert to us at the expiration of the lease.

SUMMARY OF OPERATING RESULTS FOR THE QUARTER ENDED MARCH 31, 2020 COMPARED TO MARCH 31, 2019 (1)

	Three Months Ended
	March 31, 2020	March 31, 2019
	The Company	Predecessor
Revenues:
Lease Income	$4,171,311	$2,959,290
Total Revenues	4,171,311	2,959,290
Operating Expenses:
Real Estate Expenses	600,388	373,252
General and Administrative Expenses	1,283,790	508,687
Depreciation and Amortization	2,023,330	1,201,503
Total Operating Expenses	3,907,508	2,083,442
Net Income from Operations	263,803	875,848
Interest Expense	249,171	—
Net Income	14,632	875,848
Less: Net Income Attributable to Noncontrolling Interest	(1,963)	—
Net Income Attributable to Alpine Income Property Trust, Inc.	$12,669	$875,848

(1)

Results of operations prior to November 25, 2019 represent the Predecessor activity of Consolidated-Tomoka Land Co. Subsequent to November 26, 2019, upon the acquisition of the Initial Portfolio from Consolidated-Tomoka Land Co., the results of operations are presented on a new basis of accounting pursuant to ASC 805.

General and Administrative Expenses for the Three Months Ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
	The Company	Predecessor
Management Fee to Manager	$648,509	$—
Director Stock Compensation Expense (1)	66,823	114,907
Director & Officer Insurance Expense	117,431	—
Additional General and Administrative Expense	451,027	—
Allocation of Predecessor General and Administrative Expense	—	393,780
Total General and Administrative Expenses	$1,283,790	$508,687

(1)	For the Predecessor periods presented, stock compensation expense represents an allocation from Consolidated-Tomoka Land Co.

Revenue and Direct Cost of Revenues

Revenue from our income property operations during the quarter ended March 31, 2020 (the Company) and March 31, 2019 (Predecessor), totaled approximately $4.2 million and $3.0 million, respectively. The increase in the respective revenues during the periods presented is reflective of both the time periods presented as well as an increase in revenue from properties which were acquired by the Predecessor during the second and third quarters of 2019, included in the Initial Portfolio, in addition to the nine properties which were acquired by the Company during the three months ended March 31, 2020. The direct costs of revenues for our income property operations totaled approximately $600,000 and $373,000 for the three months ended March 31, 2020 (the Company) and March 31, 2019 (Predecessor), respectively. The increase in the direct cost of revenues during the periods presented is reflective of both the time periods presented as well as an increase related to the properties which were acquired by the Predecessor during the second and third quarters of 2019, included in the Initial Portfolio, in addition to the nine properties which were acquired by the Company during the three months ended March 31, 2020. Additionally, the three months ended March 31, 2020 included higher than expected direct cost of revenues of approximately $83,000 which were the result of expensing costs associated with our due diligence on approximately $75 million of potential income property acquisitions which were terminated at the outset of the COVID-19 Pandemic.

Depreciation and Amortization

Depreciation and amortization expense totaled approximately $2.0 million and $1.2 million for the three months ended March 31, 2020 (the Company) and March 31, 2019 (Predecessor), respectively. The increase in the depreciation and amortization expense during the periods presented is reflective of both the time periods presented as well as an increase related to the properties which were acquired by the Predecessor during the second and third quarters of 2019, included in the Initial Portfolio, in addition to the nine properties which were acquired by the Company during the three months ended March 31, 2020.

General and Administrative Expenses

General and administrative expenses reflected in the statement of operations totaled approximately $1.3 million and $509,000 for the three months ended March 31, 2020 (the Company) and March 31, 2019 (Predecessor), respectively. Changes in general and administrative expenses during the periods presented is reflective of both the time periods presented, in addition to changes in the nature of general and administrative expenses, as the three months ended March 31, 2019 (Predecessor) period represents an allocation of the parent company expenses versus actual general and administrative expenses incurred by the Company. The Predecessor general and administrative expenses are not indicative of the amount of general and administrative expenses we expect to incur on an annual basis subsequent to 2019. During the three months ended March 31, 2020, general and administrative expenses were impacted by the recognition of approximately $288,000 of costs associated with audit services related to the 2019 annual audit. The fees associated with our annual audit are recognized as the services are incurred, which typically occurs ratably throughout the year. Excluding this item, we believe our full year 2020 general and administrative expenses will be in line with consensus expectations.

Net Income

Net income reflected in the statement of operations totaled approximately $15,000 and $876,000 for the three months ended March 31, 2020 (the Company) and March 31, 2019 (Predecessor), respectively. The decrease in net income for the three months ended March 31, 2020 (the Company) as compared to the three months ended March 31, 2019 (Predecessor) does not reflect a decrease of income directly attributable to the Predecessor portfolio, rather the actual general and administrative expenses incurred during the three months ended March 31, 2020 were approximately $775,00 higher than the allocation of the Parent Company’s general and administrative expense to the Predecessor during the three months ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled approximately $22.4 million at March 31, 2020, and we had no restricted cash.

Long-term debt, at face value, totaled $57.0 million at March 31, 2020, representing an increase of $57.0 million from the balance of $-0- at December 31, 2019. The increase in the long-term debt was due to the draws on our Credit Facility including approximately $37 million for acquisitions and $20 million as part of the Company’s actions to respond to the COVID-19 Pandemic.

As of March 31, 2020, the Company’s outstanding indebtedness, at face value, was as follows:

	Face Value Debt	Stated Interest Rate	Maturity Date
Credit Facility	$57,000,000	30-Day LIBOR + 1.35% - 1.95% (1)	November 2023
Total Debt/Weighted-Average Rate	$57,000,000	2.27%

(1)

See Note 15, “Subsequent Events” for a description of the interest rate swap, effective as of April 30, 2020, whereby LIBOR was fixed at 0.48% for approximately $50 million of the outstanding balance on the Company’s revolving credit facility.

Credit Facility. The Company’s revolving $100 million credit facility (the “Credit Facility”), with Bank of Montreal (“BMO”) serving as the administrative agent for the lenders thereunder, is unsecured with regard to our income property portfolio but is guaranteed by certain wholly owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Raymond James. The Credit Facility has a total borrowing capacity of $100.0 million with the ability to increase that capacity up to $150.0 million during the term, subject to lender approval. The Credit Facility provides the lenders with a secured interest in the equity of the Company subsidiaries that own the properties included in the borrowing base. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 135 basis points to the 30-day LIBOR plus 195 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the Credit Facility. The Credit Facility also accrues a fee of 15 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity. See Note 15, “Subsequent Events” for a discussion of the potential impact on borrowing base assets due to the COVID-19 Pandemic and the interest rate swap entered into by the Company that fixes the rate on $50 million of the outstanding balance on the Credit Facility to a range of 1.83% to 2.43%.

At March 31, 2020, the current commitment level under the Credit Facility was $100.0 million. The available borrowing capacity under the Credit Facility was $30.1 million, based on the level of borrowing base assets. As of March 31, 2020, the Credit Facility had a $57.0 million balance. Subsequent to March 31, 2020, if we were to add the first quarter 2020 acquisitions to the borrowing base, we anticipate that the total borrowing base will increase the borrowing capacity to the $100 million commitment on the facility.

 The Operating Partnership is subject to customary restrictive covenants under the Credit Facility, including, but not limited to, limitations on the Operating Partnership’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. The Credit Facility also contains financial covenants covering the Operating Partnership, including but not limited to, tangible net worth and fixed charge coverage ratio. In addition, the Operating Partnership is subject to additional financial maintenance covenants as described in the Credit Agreement.

Acquisitions and Investments. As noted previously, the Company’s operations commenced on November 26, 2019 and we did not acquire any single-tenant income properties during the period beginning with the commencement of our operations and December 31, 2019. During the three months ended March 31, 2020, we acquired nine single-tenant, net leased properties for a total investment of approximately $47 million.

As previously highlighted, the Company suspended its acquisition activities at the onset of the COVID-19 Pandemic and withdrew its previously provided guidance for the full year of 2020, including the target for acquisitions of income properties. Depending upon the duration and severity of the COVID-19 Pandemic, the Company could ultimately reach the targeted level of acquisitions for 2020 of up to $120 million, although no assurances can be made regarding the likelihood or timing of attaining that level of acquisitions. We expect to fund our acquisitions utilizing available capacity under the Credit Facility, cash from operations, and potentially the proceeds generated from future equity offerings or debt issuances.

Capital Expenditures. The Company is obligated to fund approximately $708,000 to construct a new roof at the 102,019 square-foot property leased to Hilton Grand Vacations. A credit in the amount of approximately $708,000 was received from CTO at the closing of the acquisition of the property on November 26, 2019 and the Company has made payments through March 31, 2020 of approximately $379,000, leaving a remaining commitment of approximately $329,000 as of March 31, 2020.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations and approximately $30.1 million of available capacity on the existing $100.0 million Credit Facility, based on our current borrowing base of income properties, as of March 31, 2020.

Our Board and management consistently review the allocation of capital with the goal of providing the best long-term return for our stockholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing the Company’s securities, and retaining funds for reinvestment. Annually, the Board reviews our business plan and corporate strategies, and makes adjustments as circumstances warrant. Management’s focus is to continue our strategy of investing in single-tenant net leased income properties by utilizing the capital we raised in our IPO and available borrowing capacity from the Credit Facility to increase our portfolio of income-producing properties, providing stabilized cash flows with strong risk-adjusted returns primarily in larger metropolitan areas and growth markets.

Non-GAAP Financial Measures

Our reported results are presented in accordance with GAAP. We also disclose FFO and AFFO both of which are non-GAAP financial measures. We believe these two non-GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs.

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

Reconciliation of Non-GAAP Measures:

	Three Months Ended
	March 31, 2020	March 31, 2019
	The Company	Predecessor
Net Income	$14,632	$875,848
Depreciation and Amortization	2,023,330	1,201,503
Funds from Operations	2,037,962	2,077,351
Adjustments:
Straight-Line Rent Adjustment	(322,920)	(108,684)
Non-Cash Compensation	66,823	114,907
Amortization of Deferred Loan Costs to Interest Expense	44,404	—
Amortization of Intangible Assets and Liabilities to Lease Income	(18,724)	(59,657)
Amortization of Deferred Expenses to Lease Income	—	75,658
Adjusted Funds from Operations	$1,807,545	$2,099,575

Weighted Average Number of Common Shares:
Basic	7,896,757	N/A
Diluted	9,120,611	N/A

Other Data:

	Three Months Ended
	March 31, 2020	March 31, 2019
	The Company	Predecessor
FFO	$2,037,962	$2,077,351
FFO per diluted share	$0.22	$—
AFFO	$1,807,545	$2,099,575
AFFO per diluted share	$0.20	$—

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As of March 31, 2020, approximately $329,000 in contractual obligations related to the Hilton Grand Vacations property are recorded as liabilities in our consolidated financial statements. There are no development obligations, which are not recognized as liabilities in our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

The consolidated and combined financial statements included in this Quarterly Report are prepared in conformity with U.S. GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. The development and selection of these critical accounting policies have been determined by management and the related disclosures have been reviewed with the Audit Committee of the Board of Directors of the Company. Actual results could differ from those estimates.

Our significant accounting policies are more fully described in Note 3, “Summary of Significant Accounting Policies” to the consolidated and combined financial statements included in this Quarterly Report on Form 10-Q; however, the most critical accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows:

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

Long-Lived Assets. The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, Property, Plant, and Equipment in conducting its impairment analyses. The Company reviews the recoverability of long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of situations considered to be triggering events include: a substantial decline in operating cash flows during the period, a current or projected loss from operations, an income property not fully leased or leased at rates that are less than current market rates, and any other quantitative or qualitative events deemed significant by management. Long-lived assets are evaluated for impairment by using an undiscounted cash flow approach, which considers future estimated capital expenditures. Impairment of long-lived assets is measured at fair value less cost to sell.

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease. Upon acquisition of real estate, the Company determines whether the transaction is a business combination, which is accounted for under the acquisition method, or an acquisition of assets. For both types of transactions, the Company recognizes and measures identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquire based on their relative fair values. For business combinations, the Company recognizes and measures goodwill or gain from a bargain purchase, if applicable, and expenses acquisition-related costs in the periods in which the costs are incurred. For acquisitions of assets, acquisition-related costs are capitalized on the Company's consolidated balance sheets. If the Company acquires real estate and simultaneously enters into a new lease of the real estate the acquisition will be accounted for as an asset acquisition.

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

Income Property Lease Revenue. The rental arrangements associated with the Company’s income property portfolio are classified as operating leases. The Company recognizes lease income on these properties on a straight-line basis over the term of the lease. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between lease income recognized under this method and contractual lease payment terms (i.e., straight-line rent) is recorded as a deferred operating lease receivable and is included in Straight-line Rent Adjustment on the accompany consolidated balance sheets as of March 31, 2020 and December 31, 2019.

Stock-Based Compensation. The Company adopted the Individual Equity Incentive Plan (the “Individual Plan”) and the Manager Equity Incentive Plan (the “Manager Plan”), which are collectively referred to herein as the Equity Incentive Plans, to provide equity incentive opportunities to members of our Manager’s management team and employees who perform services for us, our independent directors, advisers, consultants and other personnel, either individually or via grants of incentive equity to our Manager. The Company’s Equity Incentive Plans provide for grants of stock options, stock appreciation rights, stock awards, restricted stock units, cash awards, dividend equivalent rights, other equity-based awards, including long-term incentive plan units, and incentive awards. A total of 684,494 shares of Common Stock have been authorized for issuance under the Equity Incentive Plans.

New Accounting Pronouncements. Refer to Note 3, “Summary of Significant Accounting Policies” to the consolidated and combined financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of March 31, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A. RISK FACTORS

As of March 31, 2020, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”). However, in light of the onset of the COVID-19 Pandemic, we have expanded the following risk factors disclosed in the Form 10-K to provide additional specificity to the matters covered by such risk factors:

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

•	acts of God, including natural disasters and global pandemics which impact the United States, which may result in uninsured losses;
•	acts of war or terrorism, including consequences of terrorist attacks;
•	changes in tenant preferences that reduce the attractiveness and marketability of our properties to tenants or cause decreases in market rental rates;

•	costs associated with the need to periodically repair, renovate or re-lease our properties;
•	increases in the cost of our operations, particularly maintenance, insurance or real estate taxes which may occur even when circumstances such as market factors and competition cause a reduction in our revenues;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances including in response to global pandemics whereby our tenants’ businesses are forced to close or remain open on a limited basis only; and

•	commodities prices.

The occurrence of any of the risks described above may cause the performance and value of our properties to decline, which could materially and adversely affect us.

Our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us.

Each of our properties is occupied by a single tenant. Therefore, the success of our investments in these properties is materially dependent upon the performance of our tenants. The financial performance of any one of our tenants is dependent on the tenant’s individual business, its industry and, in many instances, the performance of a larger business network that the tenant may be affiliated with or operate under. The financial performance of any one of our tenants could be adversely affected by poor management, unfavorable economic conditions in general, changes in consumer trends and preferences that decrease demand for a tenant’s products or services or other factors, including the impact of a global pandemic which affects the United States, over which neither they nor we have control. Our portfolio includes properties leased to single tenants that operate in multiple locations, which means we own multiple properties operated by the same tenant. To the extent we own multiple properties operated by one tenant, the general failure of that single tenant or a loss or significant decline in its business could materially and adversely affect us.

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

Certain properties in our portfolio are leased to tenants operating retail, service-oriented or experience-based businesses. Restaurants (including quick service and casual and family dining), home furnishings, entertainment (including movie theaters), sporting goods and health and fitness represent a significant portion of the industries in our portfolio. The success of most of the tenants operating businesses in these industries depends on consumer demand and, more specifically, the willingness of consumers to use their discretionary income to purchase products or services from our tenants. The ability of consumers to use their discretionary income may be impacted by issues including a global pandemic that impacts the United States. A prolonged period of economic weakness, another downturn in the U.S. economy or accelerated dislocation of these industries due to the impact of e-commerce could cause consumers to reduce their discretionary spending in general or spending at these locations in particular, which could have a material and adverse effect on us.

Natural disasters, terrorist attacks, other acts of violence or war or other unexpected events could materially and adversely affect us.

Natural disasters, terrorist attacks, other acts of violence or war or other unexpected events, including a global pandemic that impacts the economy in the United States, could materially interrupt our business operations (or those of our tenants), cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economies. They also could result in or prolong an economic recession. Any of these occurrences could materially and adversely affect us.

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

The stock markets, including the NYSE on which our shares are listed, have from time to time experienced significant price and volume fluctuations. As a result, the market price of our common stock may be similarly volatile, and investors in shares of our common stock may from time to time experience a decrease in the market price of their shares, including decreases unrelated to our financial performance or prospects. The market price of shares of our common stock could be subject to wide fluctuations in response to a number of factors, including those discussed in this “Risk Factors” section, and others, such as:

•	our financial condition and operating performance and the financial condition or performance of other similar companies;
•	actual or anticipated differences in our quarterly or annual operating results than expected;
•	changes in our revenues, FFO, AFFO, or earnings estimates or recommendations by securities analysts;
•	publication of research reports about us or the real estate industry generally;
•	increases in market interest rates, which may lead investors to demand a higher distribution yield for shares of our common stock, and could result in increased interest expense on our debt;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	actual or anticipated changes in our and our tenants’ businesses or prospects, including as a result of the impact of a global pandemic;
•	the current state of the credit and capital markets, and our ability and the ability of our tenants to obtain financing on favorable terms;
•	conflicts of interest with CTO and its affiliates, including our Manager;
•	the termination of our Manager or additions and departures of key personnel of our Manager;
•	increased competition in our markets;
•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business or growth strategies;
•	the passage of legislation or other regulatory developments that adversely affect us or our industry;
•	adverse speculation in the press or investment community;
•	actions by institutional stockholders;
•	the extent of investor interest in our securities;
•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•	investor confidence in the stock and bond markets, generally;
•	changes in tax laws;
•	equity issuances by us (including the issuances of OP Units), or common stock resales by our stockholders, or the perception that such issuances or resales may occur;
•	volume of average daily trading and the amount of our common stock available to be traded;
•	changes in accounting principles;
•	failure to qualify and maintain our qualification as a REIT;
•	failure to comply with the rules of the NYSE or maintain the listing of our common stock on the NYSE;
•	terrorist acts, natural or man-made disasters, including global pandemics impacting the United States, or threatened or actual armed conflicts; and
•	general market and local, regional and national economic conditions, including factors unrelated to our operating performance and prospects.

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

The current COVID-19 Pandemic, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our tenant’s business operations and as a result adversely impact our financial condition, results of operations, cash flows and performance.

Since late December 2019, the COVID-19 Pandemic has spread globally, including every state in the United States. The COVID-19 Pandemic has had, and other future pandemics could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 Pandemic has significantly adversely impacted global economic activity and produced significant volatility in the global financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.

 Certain states and cities, including where we own properties, have also reacted by instituting quarantines, restrictions on travel, “shelter at home” rules, and importantly restrictions on the types of business that may continue to operate or requiring others to shut down completely. Additional states and cities may implement similar restrictions. As a result, the COVID-19 Pandemic is negatively impacting most every industry directly or indirectly. A number of our tenants have announced temporary closures of their stores and requested deferral, or in some instances, rent abatement while the pandemic remains. Many experts predict that the COVID-19 Pandemic will trigger, or even has already triggered, a period of global economic slowdown or possibly a global recession. The COVID-19 Pandemic, or a future pandemic, could have material and adverse effects on our ability to successfully operate our business and as a result our financial condition, results of operations and cash flows due to, among other factors:

•	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;
•

the reduced economic activity severely impacts our tenants' businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;

•	the reduced economic activity could result in a recession, which could negatively impact consumer discretionary spending;
•

difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations on a timely basis;

•	a general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties;
•

a deterioration in our or our tenants’ ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants' efficient operations could adversely affect our operations and those of our tenants; and

•

the potential negative impact on the health of our Manager’s personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption.

The extent to which the COVID-19 Pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with any degree of certainty, including the scope, severity and duration of the COVID-19 Pandemic, and the impact of actions taken by governmental and health organizations to contain the COVID-19 Pandemic or mitigate its impact, and the direct and indirect economic effects of the COVID-19 Pandemic and containment measures, among others. Additional closures by our tenants of their businesses and early terminations by our tenants of their leases could reduce our cash flows, which could impact our ability to continue paying dividends to our stockholders at expected levels or at all. The rapid onset of the COVID-19 Pandemic and the continued uncertainty of its duration and long-term impact precludes any prediction of the magnitude of the adverse impact on the U.S. economy, our tenant’s businesses and ours. Consequently, the COVID-19 Pandemic presents material uncertainty and risk with respect to our business operations, our Manager’s business, and therefore our financial condition, results of operations, and cash flows. Further, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, including those disclosed in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, should be interpreted as heightened risks as a result of the impact of the COVID-19 Pandemic.

Certain statements contained in this report (other than statements of historical fact) are forward-looking statements. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “will,” “could,” “may,” “should,” “plan,” “potential,” “predict,” “forecast,” “project,” and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Forward-looking statements are made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company.

There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

We wish to caution readers that the assumptions, which form the basis for forward-looking statements with respect to or that may impact earnings for the year-ended December 31, 2020, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the real estate market; the impact of a prolonged recession or downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties; the impact of competitive real estate activity; the loss of any major income property tenants; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019. There have been no material changes to those risk factors. The risks described in the Annual Report on Form 10‑K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2020 which were not previously reported.

Issuer Purchases of Equity Securities

The following share repurchases were made during the three months ended March 31, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
1/1/2020 - 1/31/2020	—	$—	—	$—
2/1/2020 - 2/29/2020	—	—	—	—
3/1/2020 - 3/31/2020	57,852	10.43	57,852	4,407,644	(1)
Total	57,852	$10.43	57,852

(1)

In March 2020, the Company’s Board of Directors approved a $5 million stock repurchase program under which approximately $592,000 of the Company’s stock had been repurchased as of March 31, 2020. The repurchase program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit 3.1	Articles of Amendment and Restatement of Alpine Income Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 3, 2019).

Exhibit 3.2	Amended and Restated Bylaws of Alpine Income Property Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 3, 2019).

Exhibit 4.1

Specimen Common Stock Certificate of Alpine Income Property Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-234304) filed on October 29, 2019).

Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification filed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE INCOME PROPERTY TRUST, INC.
(Registrant)

May 7, 2020	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

May 7, 2020	By:	/s/ Mark E. Patten
Mark E. Patten, Senior Vice President and Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)