Form 10-Q
period 2020-06-30
Alpine Income Property Trust, Inc.
filed 2020-08-03
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding on July 24, 2020 was 7,455,281.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	(Unaudited) June 30, 2020	December 31, 2019
ASSETS
Real Estate:
Land, at cost	$75,342,023	$54,386,511
Building and Improvements, at cost	113,863,124	74,070,181
Total Real Estate, at cost	189,205,147	128,456,692
Less, Accumulated Depreciation	(3,059,610)	(416,235)
Real Estate—Net	186,145,537	128,040,457
Assets Held for Sale	4,534,569	—
Cash and Cash Equivalents	1,227,059	12,341,978
Intangible Lease Assets—Net	32,455,027	22,357,633
Straight-Line Rent Adjustment	1,655,054	68,016
Deferred Expenses	—	577,272
Other Assets	1,284,568	787,317
Total Assets	$227,301,814	$164,172,673
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$2,119,952	$1,471,722
Prepaid Rent and Deferred Revenue	970,877	87,481
Intangible Lease Liabilities—Net	2,819,325	1,908,193
Long-Term Debt	69,507,464	—
Total Liabilities	75,417,618	3,467,396
Commitments and Contingencies
Equity:
Alpine Income Property Trust, Inc. Stockholders' Equity:
Preferred Stock, $0.01 par value per share, 100 million shares authorized, no shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Common Stock, $0.01 par value per share, 500 million shares authorized, 7,451,867 shares issued and outstanding as of June 30, 2020 and 7,902,737 shares issued and outstanding December 31, 2019	79,081	79,027
Additional Paid-in Capital	133,037,076	137,947,575
Accumulated Deficit	(3,802,680)	(497,508)
Accumulated Other Comprehensive Loss	(646,882)	—
Stockholders' Equity	128,666,595	137,529,094
Noncontrolling Interest	23,217,601	23,176,183
Total Equity	151,884,196	160,705,277
Total Liabilities and Equity	$227,301,814	$164,172,673

The accompanying notes are an integral part of these consolidated and combined financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	The Company	Predecessor	The Company	Predecessor
Revenues:
Lease Income	$4,590,400	$3,087,597	$8,761,711	$6,046,887
Total Revenues	4,590,400	3,087,597	8,761,711	6,046,887
Operating Expenses:
Real Estate Expenses	550,085	378,322	1,150,473	751,574
General and Administrative Expenses	1,132,011	342,392	2,415,801	851,079
Depreciation and Amortization	2,285,494	1,315,651	4,308,824	2,517,154
Total Operating Expenses	3,967,590	2,036,365	7,875,098	4,119,807
Net Income from Operations	622,810	1,051,232	886,613	1,927,080
Interest Expense	343,117	—	592,288	—
Net Income	279,693	1,051,232	294,325	1,927,080
Less: Net Income Attributable to Noncontrolling Interest	(39,455)	—	(41,418)	—
Net Income Attributable to Alpine Income Property Trust, Inc.	$240,238	$1,051,232	$252,907	$1,927,080

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$0.03	N/A	$0.03	N/A
Diluted	$0.03	N/A	$0.03	N/A
Weighted Average Number of Common Shares:
Basic	7,544,991	N/A	7,721,835	N/A
Diluted	8,768,845	N/A	8,945,689	N/A

Dividends Declared and Paid	$0.20	N/A	$0.40	N/A

The accompanying notes are an integral part of these consolidated and combined financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	The Company	Predecessor	The Company	Predecessor
'Net Income Attributable to Alpine Income Property Trust, Inc.	$240,238	$1,051,232	$252,907	$1,927,080
Other Comprehensive Loss
Cash Flow Hedging Derivative - Interest Rate Swap	(646,882)	—	(646,882)	—
Total Other Comprehensive Loss	(646,882)	—	(646,882)	—
Total Comprehensive Income (Loss)	$(406,644)	$1,051,232	$(393,975)	$1,927,080

The accompanying notes are an integral part of these consolidated and combined financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the six months ended June 30, 2020:

	Predecessor Equity	Common Stock at Par	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity	Noncontrolling Interest	Total Equity
The Company
Balance January 1, 2020	$—	$79,027	$137,947,575	$(497,508)	$—	$137,529,094	$23,176,183	$160,705,277
Net Income	—	—	—	252,907	—	252,907	41,418	294,325
Stock Repurchase	—	—	(5,013,684)	—	—	(5,013,684)	—	(5,013,684)
Stock Issuance to Directors	—	54	103,185	—	—	103,239	—	103,239
Cash Dividend ($0.40 per share)	—	—	—	(3,558,079)	—	(3,558,079)	—	(3,558,079)
Other Comprehensive Loss	—	—	—	—	(646,882)	(646,882)	—	(646,882)
Balance June 30, 2020	$—	$79,081	$133,037,076	$(3,802,680)	$(646,882)	$128,666,595	$23,217,601	$151,884,196

For the six months ended June 30, 2019:

	Predecessor Equity	Common Stock at Par	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity	Noncontrolling Interest	Total Equity
Predecessor
Balance January 1, 2019	$124,189,096	$—	$—	$—	$124,189,096	$—	$124,189,096
Net Income	1,927,080	—	—	—	1,927,080	—	1,927,080
Stock Compensation Expense from CTO Realty Growth, Inc.	271,825	—	—	—	271,825	—	271,825
Net Transactions with CTO Realty Growth, Inc.	15,162,623	—	—	—	15,162,623	—	15,162,623
Balance June 30, 2019	$141,550,624	$—	$—	$—	$141,550,624	$—	$141,550,624

The accompanying notes are an integral part of these consolidated and combined financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
	The Company	Predecessor
Cash Flow from Operating Activities:
Net Income	$294,325	$1,927,080
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	4,308,824	2,517,154
Amortization of Intangible Assets and Liabilities to Lease Income	(48,174)	(124,912)
Loan Cost Amortization Included in Interest Expense	88,060	—
Amortization of Deferred Expenses to Lease Income	—	151,216
Non-Cash Compensation	103,239	271,825
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(937,593)	(222,012)
COVID-19 Deferred Rent	(624,693)	—
Deferred Expenses	—	(259)
Other Assets	(497,251)	(92,450)
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	(23,397)	18,204
Prepaid Rent and Deferred Revenue	883,396	(152,021)
Net Cash Provided By Operating Activities	3,546,736	4,293,825
Cash Flow from Investing Activities:
Acquisition of Real Estate	(76,086,568)	(19,455,132)
Net Cash Used In Investing Activities	(76,086,568)	(19,455,132)
Cash Flow from Financing Activities:
Draws on Credit Facility	70,000,000	—
Repurchase of Common Stock	(5,013,684)	—
Net Transactions with CTO Realty Growth, Inc.	—	15,162,623
Cash Paid for Loan Fees	(3,324)	—
Dividends Paid	(3,558,079)	—
Net Cash Provided By Financing Activities	61,424,913	15,162,623
Net Increase (Decrease) in Cash	(11,114,919)	1,316
Cash, Beginning of Period	12,341,978	8,258
Cash, End of Period	$1,227,059	$9,574

The accompanying notes are an integral part of these consolidated and combined financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

Interest totaling approximately $501,000 was paid during the six months ended June 30, 2020. No interest was paid during the six months ended June 30, 2019. No interest was capitalized during the six months ended June 30, 2020 or 2019.

During April 2020, the Company entered into an Interest Rate Swap (hereinafter defined in Note 10, “Interest Rate Swap”) agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for $50.0 million of the outstanding balance on the Credit Facility as discussed in Note 9, “Long-Term Debt.” During the six months ended June 30, 2020, the Interest Rate Swap value decreased by approximately $647,000. This non-cash transaction is reflected as an increase in Accounts Payable, Accrued Expenses, and Other Liabilities and as a decrease in Accumulated Other Comprehensive Loss on the accompanying consolidated balance sheets as of June 30, 2020.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BUSINESS AND ORGANIZATION

BUSINESS

Alpine Income Property Trust, Inc. (the “Company” or “PINE”) is a real estate company that owns and operates a high-quality portfolio of single-tenant commercial properties. The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Alpine Income Property Trust, Inc. together with our consolidated subsidiaries.

Our portfolio consists of 31 single-tenant, primarily net leased retail and office properties located in 21 markets in 14 states. Twenty nine of the 31 properties in our portfolio, representing approximately 86% of our portfolio’s annualized base rent (as of June 30, 2020), are leased on a triple-net basis.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO Realty Growth, Inc. (our “Manager”). CTO Realty Growth, Inc. (NYSE American: CTO) is a Florida corporation that is a publicly traded, diversified real estate operating company and the sole member of our Manager (“CTO”).

COVID-19 PANDEMIC

In March 2020, the agency of the United Nations, responsible for international public health, declared the outbreak of the novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has spread throughout the United States. The spread of the COVID-19 Pandemic has continued to cause significant volatility in the U.S. and international markets and, in many industries, business activity has virtually shut down entirely. There continues to be uncertainty around the duration and severity of business disruptions related to the COVID-19 Pandemic, as well as its impact on the U.S. economy and international economies.

The Company received second quarter payments from tenants representing approximately 81% of the Contractual Base Rent, defined as monthly base rent due pursuant to the original terms of the respective lease agreements without giving effect to any deferrals or abatements subsequently entered into, due during the three months ended June 30, 2020. With respect to unpaid Contractual Base Rent due during the three months ended June 30, 2020, approximately 8% was deferred and approximately 9% was abated. In general, the repayment of the deferred Contractual Base Rent will begin in the third quarter of 2020, with ratable payments continuing, in some cases, through the end of 2021. Certain of the deferral agreements, representing approximately 1% of the 8% deferred, are pending full execution of the lease amendment; however, both parties have indicated, in writing, their agreement to the repayment terms and in some instances, the tenant has already made the payments contemplated in the agreed-to lease amendment. In connection with the three leases in which rent was abated, other lease modifications, including extended lease terms and imposition of percentage rent, were agreed to by the Company and the tenants. The Company has not yet reached an agreement with a tenant responsible for approximately 2% of Contractual Base Rent due during the three months ended June 30, 2020. See Note 18, “Subsequent Events” for the Company’s disclosure related to July 2020 rent collections.

An assessment of the current or identifiable potential financial and operational impacts on the Company as a result of the COVID-19 Pandemic are as follows:

●	When the pandemic was declared, given the uncertainties created by the COVID-19 Pandemic and the impact on the capital markets, the U.S. economy, and PINE’s tenants, the Company temporarily suspended its activities directed at identifying additional acquisition opportunities. In connection with that decision, on April 3, 2020, the Company withdrew its previously provided guidance for the full year of 2020, including its targeted level of acquisitions totaling up to $120 million. Towards the end of the second quarter of 2020, as the Company reached agreements with tenants for rent deferrals and abatements, the Company completed the acquisition of two properties for an aggregate purchase price of approximately $28.6 million and has reintroduced its guidance for the full year of 2020, including investments totaling $105 million.

●	Currently, the Company’s total borrowing capacity, based on the assets in the borrowing base, exceeds the $100 million commitment on the Credit Facility (hereinafter defined in Note 9, “Long-Term Debt”) and therefore, we have $30 million of availability given the current outstanding balance of $70 million.

●	As a result of the outbreak of the COVID-19 Pandemic, the federal government and the State of Florida issued orders encouraging everyone to remain at their residence and not go into work. In response to these orders and in the best interest of our Manager’s employees and our directors, our Manager implemented significant preventative measures to ensure the health and safety of its employees and our Board of Directors (the “Board”), including: conducting all meetings of our Board and Committees of the Board telephonically or via a visual conferencing service, permitting its employees to work from home at their election, enforcing appropriate social distancing practices in our Manager’s office, encouraging its employees to wash their hands often and use face masks and providing hand sanitizer and other disinfectant products throughout their office, requiring its employees who do not feel well, in any capacity, to stay at home, and requiring all third-party delivery services (e.g. mail, food delivery, etc.) to complete their service outside the front door of its offices. Our Manager also offered COVID-19 testing to its employees in our Manager’s office to ensure a safe working environment.

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

We conduct the substantial majority of our operations through the Operating Partnership. Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of June 30, 2020, we have a total ownership interest in the Operating Partnership of approximately 85.9%, with CTO holding, directly and indirectly, a 14.1% ownership interest in the Operating Partnership. Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board manages our business and affairs.

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

 The accompanying unaudited consolidated and combined financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited consolidated and combined financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. The unaudited consolidated and combined financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of operations for the interim periods. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020.

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

Because of, among other factors, the fluctuating market conditions that currently exist in the national real estate markets, and the volatility and uncertainty in the financial and credit markets, it is possible that the estimates and assumptions, most notably those related to PINE’s investment in income properties, could change materially due to the continued volatility of the real estate and financial markets or as a result of a significant dislocation in those markets.

REAL ESTATE

Real estate, which is primarily comprised of the income properties in our portfolio, is stated at cost, less accumulated depreciation and amortization. Such income properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to the applicable income property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the three and six months ended June 30, 2020 was approximately $1.4 million and $2.7 million, respectively. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the three and six months ended June 30, 2019 was approximately $885,000 and $1.7 million, respectively.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as Other Assets or Accounts Payable, Accrued Expenses, and Other Liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease, including the probability of renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term unless management believes that it is likely that the tenant will renew the lease upon expiration, in which case both the Company and the Predecessor amortize the value attributable to the renewal over the renewal period.

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

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of June 30, 2020 and December 31, 2019, no allowance for doubtful accounts was required.

SALES TAX

Sales tax collected on lease payments is recognized as a liability in the accompanying consolidated balance sheets when collected. The liability is reduced at the time payment is remitted to the applicable taxing authority.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of June 30, 2020 and December 31, 2019 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of Cash and Cash Equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITY

Effective April 30, 2020, in conjunction with the variable-rate Credit Facility (hereinafter defined in Note 9, “Long-Term Debt”), the Company entered into an Interest Rate Swap to fix the interest rate on $50 million of the outstanding Credit Facility balance (the “Interest Rate Swap”). The Company accounts for its cash flow hedging derivative in accordance with FASB ASC Topic 815-20, Derivatives and Hedging. Depending upon the Interest Rate Swap’s value at each balance sheet date, the derivative is included in either Other Assets or Accounts Payable, Accrued Expenses, and Other Liabilities on the consolidated balance sheet at its fair value. On the date the Interest Rate Swap was entered into, the Company designated the derivative as a hedge of the variability of cash flows to be paid related to the recognized long-term debt liabilities.

The Company formally documented the relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. At the Interest Rate Swap’s inception, the Company formally assessed whether the derivative that is used in hedging the transaction is highly effective in offsetting changes in cash flows of the hedged item, and we will continue to do so on an ongoing basis. As the terms of the Interest Rate Swap and the associated debt are identical, the hedging instrument qualifies for the shortcut method, therefore, it is assumed that there is no hedge ineffectiveness throughout the entire term of the hedging instrument.

Changes in fair value of the hedging instrument that are highly effective and designated and qualified as cash-flow hedge are recorded in other comprehensive income and loss, until earnings are affected by the variability in cash flows of the designated hedged item.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities at June 30, 2020 and December 31, 2019, approximate fair value because of the short maturity of these instruments. The carrying value of the Credit Facility approximates current market rates for revolving credit arrangements with similar risks and maturities.

FAIR VALUE MEASUREMENTS

The Company’s estimates of fair value of financial and non-financial assets and liabilities is based on the framework established by GAAP. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. GAAP describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

●	Level 1 – Valuation is based upon quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Valuation is based upon inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include option pricing models, discounted cash flow models and similar techniques.

EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income for the period by the weighted average number of shares outstanding for the period. Diluted earnings per common share is based on the assumption that the OP Units issued to CTO in the Formation Transactions are exchanged for shares of our common stock on a one-for-one basis.

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

For the periods prior to November 26, 2019, Predecessor’s stock-based compensation expense, included in general and administrative expenses in the consolidated and combined statements of operations for the three and six months ended June 30, 2019, reflected an allocation of a portion of the stock compensation expense of CTO for the applicable period.

CONCENTRATION OF CREDIT RISK

Certain of the tenants in the portfolio of 31 single-tenant properties accounted for more than 10% of total revenues during the six months ended June 30, 2020 and 2019.

During the six months ended June 30, 2020, the properties leased to Wells Fargo Bank, NA and Hilton Grand Vacations represented approximately 21% and 14% of total revenues, respectively. During the six months ended June 30, 2019, the properties leased to Wells Fargo Bank, NA and Hilton Grand Vacations represented approximately 28% and 17% of total revenues, respectively.

As of June 30, 2020 and December 31, 2019, approximately 21% and 29%, respectively, of the Company’s real estate portfolio, based on square footage, was located in the State of Florida. As of June 30, 2020 and December 31, 2019, approximately 16% and 24%, respectively, of the Company’s real estate portfolio, based on square footage, was located in the State of Oregon. Additionally, as of June 30, 2020, individually more than 10% of the Company’s real estate portfolio, based on square footage, was located in the States of  North Carolina and Michigan. As of December 31, 2019, individually more than 10% of the Company’s real estate portfolio, based on square footage, was located in the States of Georgia and North Carolina. Uncertainty of the duration of a prolonged real estate and economic downturn could in any or all of these geographic areas have an adverse impact on the Company’s real estate values.

RECENTLY ISSUED ACCOUNTING STANDARDS

Lease Modifications. In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of the COVID-19 Pandemic. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and, instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to lease concessions related to the COVID-19 Pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. As of and for the six months ended June 30, 2020, the Company elected to not apply lease modification accounting with respect to rent deferrals as the concessions were related to COVID-19 and there was not a substantial increase in the lessor’s rights under the lease agreement. Accordingly, for leases in which deferred rent agreements were reached, the Company has continued to account for the lease by recognizing the normal straight-line rental income and as the deferred rents are repaid by the tenant, the straight-line receivable will be reduced. The portion of the straight-line adjustment related to COVID-19 concessions has been reflected separately in the Company’s statement of cash flows for the six months ended June 30, 2020. With respect to rent abatement agreements, lease modification accounting applies as extended term was a part of such agreements, accordingly the Company re-calculated straight-line rental income for such leases to recognize over the new lease term.

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

During the Company’s and Predecessor’s evaluation of FASB ASC Topic 842, Leases, the following practical expedients and accounting policies with respect to ASC 842 were elected and/or adopted effective January 1, 2019:

●	The Company, as lessor, will not reassess (i) whether any expired or existing contracts are or contain leases (ii) lease classification for any expired or existing leases or (iii) initial direct costs for any expired or existing leases.

●	The Company, as lessor, will not separate nonlease components from lease components and, instead, will account for each separate lease component and the nonlease components associated with that lease as a single component if the nonlease components otherwise would be accounted for under ASC Topic 606, Revenue from Contracts with Customers. The primary reason for this election is related to instances where common area maintenance is, or may be, a component of base rent within a lease agreement.

NOTE 4. INCOME PROPERTY PORTFOLIO

As of June 30, 2020, the Company’s income property portfolio consisted of 31 single-tenant properties with total square footage of approximately 1.35 million.

Leasing revenue consists of long-term rental revenue from retail and office income properties, which is recognized as earned, using the straight-line method over the life of each lease.

The components of leasing revenue are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	The Company ($000's)	Predecessor ($000's)	The Company ($000's)	Predecessor ($000's)
Leasing Revenue
Lease Payments	$4,229	$2,888	$8,041	$5,656
Variable Lease Payments	361	200	721	391
Total Leasing Revenue	$4,590	$3,088	$8,762	$6,047

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to June 30, 2020, are summarized as follows:

Year Ending December 31,	Amounts ($000's)
Remainder of 2020	$8,967
2021	18,380
2022	18,134
2023	18,287
2024	17,804
2025 and thereafter (cumulative)	75,488
Total	$157,060

See Note 3, “Summary of Significant Accounting Policies” for the accounting treatment of potential lease modifications associated with tenant rent relief requests due to the COVID-19 Pandemic and Note 1, “Business and Organization” for the amount of such rent relief.

 2020 Activity. During the six months ended June 30, 2020, the Company acquired eleven single-tenant income properties for a purchase price of approximately $75.4 million, or an acquisition cost of approximately $76.0 million including capitalized acquisition costs. Of the total acquisition cost, approximately $22.5 million was allocated to land, approximately $42.2 million was allocated to buildings and improvements, approximately $12.4 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and approximately $1.1 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was approximately 9.3 years at acquisition. No income properties were disposed of during the six months ended June 30, 2020.

The single-tenant net lease income properties acquired during the six months ended June 30, 2020 are described below:

Tenant Description	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price	Remaining Lease Term at Acquisition Date (in years)
7-Eleven	Austin, TX	1/13/2020	6,400	$5,762,416	15.0
7-Eleven (1)	Georgetown, TX	1/13/2020	7,726	4,300,474	15.0
Conn's HomePlus	Hurst, TX	1/10/2020	37,957	6,100,000	11.6
Lehigh Gas Wholesale Services, Inc.	Highland Heights, KY	2/03/2020	2,578	4,250,000	10.8
American Multi-Cinema, Inc.	Tyngsborough, MA	2/19/2020	39,474	7,055,000	10.1
Hobby Lobby	Tulsa, OK	2/28/2020	84,180	12,486,334	10.8
Long John Silver's	Tulsa, OK	2/28/2020	3,000	263,666	N/A
Old Time Pottery	Orange Park, FL	2/28/2020	84,180	6,311,702	10.4
Freddy's Frozen Custard	Orange Park, FL	2/28/2020	3,200	303,298	6.8
Hobby Lobby	Arden, NC	6/24/2020	55,000	7,986,753	11.2
Walmart	Howell, MI	6/30/2020	214,172	20,590,000	6.6
	Total / Weighted Average		537,867	$75,409,643	10.2

(1)	Cash rent has not yet commenced on this lease, although control of the property has been transferred to the tenant. Cash rent on this property is expected to commence following the completion of certain tenant improvements.

2019 Predecessor Activity. During the six months ended June 30, 2019, the Predecessor acquired four single-tenant income properties for a purchase price of approximately $19.3 million, or an acquisition cost of approximately $19.5 million including capitalized acquisition costs. Of the total acquisition cost, approximately $9 million was allocated to land, approximately $9 million was allocated to buildings and improvements, approximately $1.9 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and approximately $0.4 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was approximately 10.4 years at acquisition. No income properties were disposed of during the six months ended June 30, 2019.

The single-tenant net lease income properties acquired during the six months ended June 30, 2019 are described below:

Tenant Description	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price	Remaining Lease Term at Acquisition Date (in years)
Hobby Lobby	Winston-Salem, NC	5/16/2019	55,000	$8,075,000	10.9
Walgreens	Birmingham, AL	6/05/2019	14,516	5,500,000	9.8
Family Dollar	Lynn, MA	6/07/2019	9,228	2,100,000	4.8
Walgreens	Albany, GA	6/21/2019	14,770	3,634,000	13.6
	Total / Weighted Average		93,514	$19,309,000	10.4

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$1,227,059	$1,227,059	$12,341,978	$12,341,978
Long-Term Debt - Level 2	69,507,464	69,507,464	—	—

The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following table presents the fair value of assets measured on a recurring basis by Level as of June 30, 2020. There were no assets or liabilities measured on a recurring basis by Level as of December 31, 2019.

Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	6/30/2020	Assets (Level 1)	(Level 2)	(Level 3)
Interest Rate Swap	$(646,882)	$—	$(646,882)	$—

NOTE 6. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020	December 31, 2019
Intangible Lease Assets:
Value of In-Place Leases	$22,889,385	$14,479,323
Value of Above Market In-Place Leases	1,991,770	1,625,325
Value of Intangible Leasing Costs	9,555,394	6,544,079
Sub-total Intangible Lease Assets	34,436,549	22,648,727
Accumulated Amortization	(1,981,522)	(291,094)
Sub-total Intangible Lease Assets—Net	32,455,027	22,357,633
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(3,007,853)	(1,933,416)
Sub-total Intangible Lease Liabilities	(3,007,853)	(1,933,416)
Accumulated Amortization	188,528	25,223
Sub-total Intangible Lease Liabilities—Net	(2,819,325)	(1,908,193)
Total Intangible Assets and Liabilities—Net	$29,635,702	$20,449,440

The following table reflects the net amortization of intangible assets and liabilities during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	The Company	Predecessor	The Company	Predecessor
Depreciation and Amortization Expense	$847,333	$401,475	$1,607,852	$801,867
Increase to Income Properties Revenue	(29,450)	(65,255)	(48,174)	(124,912)
Net Amortization of Intangible Assets and Liabilities	$817,883	$336,220	$1,559,678	$676,955

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows:

		Future Accretion	Net Future
	Future	to Income	Amortization of
	Amortization	Property	Intangible Assets
Year Ending December 31,	Expense	Revenue	and Liabilities
Remainder of 2020	$2,053,472	$(57,633)	$1,995,839
2021	4,106,944	(115,266)	3,991,678
2022	4,106,944	(115,266)	3,991,678
2023	4,106,944	(115,266)	3,991,678
2024	3,876,412	(103,936)	3,772,476
2025 and thereafter	12,342,883	(450,530)	11,892,353
Total	$30,593,599	$(957,897)	$29,635,702

As of June 30, 2020, the weighted average amortization period of both the total intangible assets and liabilities was approximately 8.6 years.

NOTE 7. OTHER ASSETS

Other assets consisted of the following:

	As of
	June 30, 2020	December 31, 2019
Tenant Receivables	$95,312	$—
Accrued Unbilled Tenant Receivables	386,709	—
Prepaid Insurance (1)	211,799	498,999
Deposits on Acquisitions	300,000	200,000
Prepaid and Deposits - Other	290,748	88,318
Total Other Assets	$1,284,568	$787,317

(1)	As of June 30, 2020 and December 31, 2019, includes prepaid insurance for property, general liability, and director and officers.

NOTE 8. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

	As of
	June 30, 2020	December 31, 2019
Accounts Payable	$240,605	$462,524
Accrued Expenses	1,232,465	311,342
Dividend Payable (1)	—	70,984
Accrual for Tenant Improvement	—	626,872
Interest Rate Swap	646,882	—
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$2,119,952	$1,471,722

(1)	As of December 31, 2019, includes the dividends declared and payable of $0.058 per share on the 1,223,854 OP Units due to CTO.

NOTE 9. LONG-TERM DEBT

As of June 30, 2020, the Company’s outstanding indebtedness, at face value, was as follows:

	Face Value Debt	Stated Interest Rate	Maturity Date
Credit Facility	$70,000,000	30-Day LIBOR + 1.35% - 1.95% (1)	November 2023
Total Debt/Weighted-Average Rate	$70,000,000	1.74%

(1)	Effective April 30, 2020, the Company utilized an Interest Rate Swap to achieve a fixed interest rate of 0.48% plus the applicable spread on approximately $50 million of the outstanding balance on the Credit Facility.

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

 The Operating Partnership is subject to customary restrictive covenants under the Credit Facility, including, but not limited to, limitations on the Operating Partnership’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. The Credit Facility also contains financial covenants covering the Operating Partnership, including but not limited to, tangible net worth and fixed charge coverage ratio. In addition, the Operating Partnership is subject to additional financial maintenance covenants as described in the Credit Agreement. On June 30, 2020, the Company and the Operating Partnership entered into the First Amendment to the Credit Agreement with the lenders (the “First Amendment”) whereby the tangible net worth covenant was adjusted to be more reflective of market terms.

At June 30, 2020, the current commitment level under the Credit Facility was $100.0 million. The available borrowing capacity under the Credit Facility was $30.0 million, based on the level of borrowing base assets. As of June 30, 2020, the Credit Facility had an outstanding balance of $70.0 million. See Note 1, “Business and Organization” for a discussion of the potential impact on borrowing base assets due to the COVID-19 Pandemic.

Long-term debt as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020		December 31, 2019
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$70,000,000	$—	$—	$—
Loan Costs, net of accumulated amortization	(492,536)	—	—	—
Total Long-Term Debt	$69,507,464	$—	$—	$—

Payments applicable to reduction of principal amounts as of June 30, 2020 will be required as follows:

Year Ending December 31,	Amount
Remainder of 2020	$—
2021	—
2022	—
2023	70,000,000
2024	—
2025 and thereafter	—
Total Long-Term Debt - Face Value	$70,000,000

As of June 30, 2020, the Company’s long-term debt includes initial deferred financing costs of approximately $594,000, net of accumulated amortization, of approximately $101,000. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated and combined statements of operations. As of December 31, 2019, these costs were reflected as deferred expenses on the accompanying consolidated balance sheets as there was no outstanding debt as of December 31, 2019.

The following table reflects a summary of interest expense incurred and paid during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	The Company ($000's)	Predecessor ($000's)	The Company ($000's)	Predecessor ($000's)
Interest Expense	$299	$—	$504	$—
Amortization of Loan Costs	44	—	88	—
Total Interest Expense	$343	$—	$592	$—

Total Interest Paid	$337	$—	$501	$—

The Company was in compliance with all of its debt covenants as of June 30, 2020.

NOTE 10. INTEREST RATE SWAP

During April 2020, the Company entered into an Interest Rate Swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for $50.0 million of the outstanding balance on the Credit Facility as discussed in Note 9, “Long-Term Debt.” During the six months ended June 30, 2020, the Interest Rate Swap agreement was 100% effective. Accordingly, the change in fair value on the Interest Rate Swap has been included in accumulated other comprehensive loss. As of June 30, 2020, the fair value of our Interest Rate Swap agreement, which was a loss of approximately $647,000, was included in Accounts Payable, Accrued Expenses, and Other Liabilities on the consolidated balance sheets. The Interest Rate Swap was effective on April 30, 2020 and matures on November 26, 2024. The Interest Rate Swap fixed the variable rate debt on the notional amount of related debt of $50.0 million to a rate of 0.48% plus the applicable spread.

NOTE 11. EQUITY

PREDECESSOR EQUITY

The Predecessor Equity represents net contributions from and distributions to CTO. Most of the entities included in the Predecessor’s financial statements did not have bank accounts for the periods presented and most cash transactions for the Predecessor were transacted through bank accounts owned by CTO and are included in the Predecessor Equity.

DIVIDENDS

The Company intends to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with its short taxable year beginning on November 26, 2019 and ending on December 31, 2019 upon the filing of our tax return for such taxable year. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the three and six months ended June 30, 2020, the Company declared and paid cash dividends on its common stock and OP Units of $0.20 and $0.40 per share, respectively.

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

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	The Company	Predecessor	The Company	Predecessor
Net Income Attributable to Alpine Income Property Trust, Inc.	$240,238	$1,051,232	$252,907	$1,927,080

Weighted Average Number of Common Shares Outstanding	7,544,991	N/A	7,721,835	N/A
Common Shares Applicable to OP Units using Treasury Stock Method	1,223,854	N/A	1,223,854	N/A
Total Shares Applicable to Diluted Earnings per Share	8,768,845	N/A	8,945,689	N/A

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$0.03	N/A	$0.03	N/A
Diluted	$0.03	N/A	$0.03	N/A

NOTE 13. SHARE REPURCHASES

In March 2020, the Board approved a $5 million stock repurchase program (the “$5 Million Repurchase Program”). During the six months ended June 30, 2020, the Company repurchased 456,237 shares of its common stock on the open market for a total cost of approximately $5 million, or an average price per share of $11.02. The shares of the Company’s common stock repurchased during the six months ended June 30, 2020 completed the $5 Million Repurchase Program.

NOTE 14. STOCK-BASED COMPENSATION

In connection with the closing of the IPO, on November 26, 2019, the Company granted restricted shares of common stock to each of the non-employee directors under the Individual Plan. Each of the non-employee directors received an award of 2,000 restricted shares of common stock on November 26, 2019. The restricted shares will vest in substantially equal installments on each of the first, second and third anniversaries of the grant date. In addition, the restricted shares are subject to a holding period beginning on the grant date and ending on the date that the grantee ceases to serve as a member of the Board (the “Holding Period”). During the Holding Period, the restricted shares may not be sold, pledged or otherwise transferred by the grantee. Except for the grant of these 8,000 restricted shares of Common Stock, the

Company has not made any grants under the Equity Incentive Plans. Any future grants under the Equity Incentive Plans will be approved by the independent members of the compensation committee of the Board. The 2019 non-employee director share awards had an aggregate grant date fair value of approximately $150,000. The Company’s determination of the grant date fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the vesting period and is included in general and administrative expenses in the Company’s consolidated statements of operations. During the three and six months ended June 30, 2020, the Company recognized stock compensation expense totaling approximately $12,000 and $26,000, respectively, which is included in general and administrative expenses in the consolidated statement of operations.

A summary of activity for these awards during the six months ended June 30, 2020, is presented below:

Wtd. Avg.
Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at January 1, 2020	8,000	$18.80
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at June 30, 2020	8,000	$18.80

As of June 30, 2020, there was $120,459 of unrecognized compensation cost related to the three-year vest restricted shares, which will be recognized over a remaining period of 2.4 years.

Each member of the Board has the option to receive his or her annual retainer in shares of Company common stock rather than cash. The number of shares awarded to the directors making such election is calculated quarterly by dividing the amount of the quarterly retainer payment due to such director by the trailing 20-day average price of the Company’s common stock as of the last business day of the calendar quarter, rounded down to the nearest whole number of shares. During the six months ended June 30, 2020, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled approximately $109,000, or 7,512 shares, of which 4,098 shares were issued on April 1, 2020 and 3,414 shares were issued on July 1, 2020.

Stock compensation expense for the three and six months ended June 30, 2020 is summarized as follows:

	Three Months Ended	Six Months Ended
	June 30, 2020 ($ 000's)	June 30, 2020 ($ 000's)
Stock Compensation Expense – Director Restricted Stock	$12	$26
Stock Compensation Expense – Director Retainers Paid in Stock	56	109
Total Stock Compensation Expense (1)	$68	$135

(1)	Director retainers are issued through additional paid in capital in arrears. Therefore, the change in additional paid in capital during the six months ended June 30, 2020 is equal to total stock compensation expense of $135,000, less the $56,000 of second quarter 2020 director retainers, as those shares were issued on July 1, 2020, plus the fourth quarter 2019 director retainers of $24,000, as those shares were issued on January 2, 2020.

For the periods prior to November 26, 2019, Predecessor’s stock-based compensation expense, included in general and administrative expenses in the combined statements of operations for the three and six months ended June 30, 2019, reflected an allocation of a portion of the stock compensation expense of CTO for the applicable periods.

NOTE 15. RELATED PARTY MANAGEMENT COMPANY

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

 During the three and six months ended June 30, 2020, the Company incurred management fee expenses which totaled approximately $644,000 and $1.3 million respectively. The Company also paid dividends on the common stock owned by affiliates of its Manager in the amount of approximately $408,000 and $816,000 for the three and six months ended June 30, 2020, respectively. There were no Manager dividends or management fees applicable to the three or six months ended June 30, 2019.

The following table represents amounts due from the Company to CTO:

	As of
Description	June 30, 2020 ($000's)	December 31, 2019 ($000's)
Management Fee due to CTO (1)	$644	$254
Dividend Payable on OP Units	—	71
Other	6	56
Total	$650	$381

(1)	Included in Accrued Expenses, see Note 8, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

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

Conflicts of Interest

Conflicts of interest may exist or could arise in the future with CTO and its affiliates, including our Manager, the individuals who serve as our executive officers and executive officers of CTO, any individual who serves as a director of our company and as a director of CTO and any limited partner of the Operating Partnership. Conflicts may include, without limitation: conflicts arising from the enforcement of agreements between us and CTO or our Manager; conflicts in the amount of time that executive officers and employees of CTO, who are provided to us through our Manager, will spend on our affairs versus CTO’s affairs; and conflicts in future transactions that we may pursue with CTO and its affiliates. We do not generally expect to enter into joint ventures with CTO, but if we do so, the terms and conditions of our joint venture investment will be subject to the approval of a majority of disinterested directors of the Board.

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

NOTE 16. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

CONTRACTUAL COMMITMENTS - EXPENDITURES

The Company was obligated to fund approximately $708,000 to construct a new roof at the 102,019 square-foot property leased to Hilton Grand Vacations. A credit in the amount of approximately $708,000 was received from CTO at the closing of the acquisition of the property on November 26, 2019 and the Company made payments to date of approximately $742,000, leaving no remaining commitment as of June 30, 2020.

NOTE 17. ASSETS HELD FOR SALE

The following is a summary of assets held for sale as of June 30, 2020. There were no liabilities held for sale as of June 30, 2020. There were no assets or liabilities held for sale as of December 31, 2019.

As of June 30, 2020
Real Estate—Net	$3,922,109
Intangible Lease Assets—Net	612,460
Total Assets Held for Sale	$4,534,569

NOTE 18. SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions through August 3, 2020, the date the consolidated and combined financial statements were available to be issued.

JULY 2020 RENT UPDATE

As of August 3, 2020, the Company has received July 2020 payments from tenants representing approximately 94% of the Contractual Base Rent due for the month of July 2020. With respect to unpaid Contractual Base Rent due for the month of July 2020, approximately 4% was deferred and approximately 2% was abated pursuant to executed agreements between the Company and the tenants.

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

COVID-19 PANDEMIC

In March 2020, the agency of the United Nations, responsible for international public health, declared the outbreak of the novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has spread throughout the United States. The spread of the COVID-19 Pandemic has continued to cause significant volatility in the U.S. and international markets and, in many industries, business activity has virtually shut down entirely. There continues to be uncertainty around the duration and severity of business disruptions related to the COVID-19 Pandemic, as well as its impact on the U.S. economy and international economies.

The Company received second quarter payments from tenants representing approximately 81% of the Contractual Base Rent, defined as monthly base rent due pursuant to the original terms of the respective lease agreements without giving effect to any deferrals or abatements subsequently entered into, due during the three months ended June 30, 2020. With respect to unpaid Contractual Base Rent due during the three months ended June 30, 2020, approximately 8% was deferred and approximately 9% was abated. In general, the repayment of the deferred Contractual Base Rent will begin in the third quarter of 2020, with ratable payments continuing, in some cases, through the end of 2021. Certain of the deferral agreements, representing approximately 1% of the 8% deferred, are pending full execution of the lease amendment; however, both parties have indicated, in writing, their agreement to the repayment terms and in some instances, the tenant has already made the payments contemplated in the agreed-to lease amendment. In connection with the three leases in which rent was abated, other lease modifications, including extended lease terms and imposition of percentage rent, were agreed to by the Company and the tenants. The Company has not yet reached an agreement with a tenant responsible for approximately 2% of Contractual Base Rent due during the three months ended June 30, 2020. See Note 18, “Subsequent Events” for the Company’s disclosure related to July 2020 rent collections.

An assessment of the current or identifiable potential financial and operational impacts on the Company as a result of the COVID-19 Pandemic are as follows:

●	When the pandemic was declared, given the uncertainties created by the COVID-19 Pandemic and the impact on the capital markets, the U.S. economy, and PINE’s tenants, the Company temporarily suspended its activities directed at identifying additional acquisition opportunities. In connection with that decision, on April 3, 2020, the Company withdrew its previously provided guidance for the full year of 2020, including its targeted level of acquisitions totaling up to $120 million. Towards the end of the second quarter of 2020, as the Company reached agreements with tenants for rent deferrals and abatements, the Company completed the acquisition of two properties for an aggregate purchase price of approximately $28.6 million and has reintroduced its guidance for the full year of 2020, including investments totaling $105 million.

●	Currently, the Company’s total borrowing capacity, based on the assets in the borrowing base, exceeds the $100 million commitment on the Credit Facility (hereinafter defined in Note 9, “Long-Term Debt”) and therefore, we have $30 million of availability given the current outstanding balance of $70 million.

●	As a result of the outbreak of the COVID-19 Pandemic, the federal government and the State of Florida issued orders encouraging everyone to remain at their residence and not go into work. In response to these orders and in the best interest of our Manager’s employees and our directors, our Manager implemented significant preventative measures to ensure the health and safety of its employees and our Board of Directors (the “Board”), including: conducting all meetings of our Board and Committees of the Board telephonically or via a visual conferencing service, permitting its employees to work from home at their election, enforcing appropriate social distancing practices in our Manager’s office, encouraging its employees to wash their hands often and use face masks and providing hand sanitizer and other disinfectant products throughout their office, requiring its employees who do not feel well, in any capacity, to stay at home, and requiring all third-party delivery services (e.g. mail, food delivery, etc.) to complete their service outside the front door of its offices. Our Manager also offered COVID-19 testing to its employees in our Manager’s office to ensure a safe working environment.

OVERVIEW

We are a real estate company that owns and operates a high-quality portfolio of single-tenant commercial properties, including retail and office, all of which are located in the United States. All of the properties in our portfolio are leased on a long-term basis and located primarily in or in close proximity to major metropolitan statistical areas, or MSAs, and in growth markets and other markets in the United States with favorable economic and demographic conditions. Twenty nine of the 31 properties in our portfolio, representing approximately 86% of our portfolio’s annualized base rent (as of June 30, 2020), are leased on a triple-net basis. Our properties are primarily leased to industry leading, creditworthy tenants, many of which operate in industries we believe are resistant to the impact of e-commerce. Our portfolio consists of 31 single-tenant, primarily net leased retail and office properties located in 21 markets in 14 states. Twenty of these properties, representing our initial portfolio, were acquired from CTO Realty Growth, Inc. (“CTO”), a public company listed on the New York Stock Exchange (“NYSE”) American under the symbol “CTO”, in our Formation Transactions (as defined within Note 1, “Business and Organization”), utilizing approximately $125.9 million of proceeds from our initial public offering of our common stock (our “IPO”) and the issuance of 1,223,854 units of our operating partnership (the “OP Units”) that had an initial value of approximately $23.3 million based on our IPO price of $19.00 per share (the “IPO Price”). The remaining eleven properties were acquired during the six months ended June 30, 2020. For four of our properties in our portfolio, we are the lessor in a long-term ground lease to the tenant.

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

Our objective is to maximize cash flow and value per share by generating stable and growing cash flows and attractive risk-adjusted returns through owning, operating and growing a diversified portfolio of high-quality single-tenant, net leased commercial properties with strong long-term real estate fundamentals. The 31 properties in our portfolio are 100% occupied and represent approximately 1.35 million of gross rentable square feet with leases that have a weighted average lease term of approximately 8.5 years as of June 30, 2020, based on annualized base rent. None of our leases expire prior to January 31, 2024.

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

As of June 30, 2020, the Company owned 31 single-tenant income properties in 14 states. The following is a summary of these properties:

Type	Tenant	S&P Credit Rating (1)	Location	Rentable Square Feet		Remaining Term (Years)	Tenant Extension Options (Number x Years)	Contractual Rent Escalations	Annualized Base Rent (2)
Office	Wells Fargo	A+	Portland, OR	211,863		5.5	3x5	No	$3,137,166
Office	Hilton Grand Vacations	BB	Orlando, FL	102,019		6.4	2x5	Yes	1,825,444
Retail	LA Fitness	CCC+	Brandon, FL	45,000		11.8	3x5	Yes	957,887
Retail	At Home	CCC+	Raleigh, NC	116,334		12.2	4x5	Yes	732,221
Retail	Century Theatre	BB-	Reno, NV	52,474		4.4	3x5	No	693,501
Retail	Container Store	B-	Phoenix, AZ	23,329		9.6	2x5	Yes	725,502
Office	Hilton Grand Vacations	BB	Orlando, FL	31,895		6.4	2x5	Yes	684,319
Retail	Live Nation Entertainment, Inc.	B+	East Troy, WI	N/A	(3)	12.7	N/A	Yes	633,948
Retail	Hobby Lobby	N/A	Winston-Salem, NC	55,000		9.7	3x5	Yes	562,366
Retail	Dick's Sporting Goods	N/A	McDonough, GA	46,315		3.5	4x5	No	472,500
Retail	Jo-Ann Fabric	CCC	Saugus, MA	22,500		8.5	4x5	Yes	468,014
Retail	Walgreens	BBB	Birmingham, AL	14,516		8.7	N/A	No	364,300
Retail	Walgreens	BBB	Alpharetta, GA	15,120		5.3	N/A	No	362,880
Retail	Best Buy	BBB	McDonough, GA	30,038		5.7	4x5	No	337,500
Retail	Outback	B+	Charlottesville, VA	7,216		11.2	4x5	Yes	307,555
Retail	Walgreens	BBB	Albany, GA	14,770		12.5	N/A	No	258,000
Retail	Outback	B+	Charlotte, NC	6,297		11.2	4x5	Yes	220,074
Retail	Cheddar's (4)	BBB-	Jacksonville, FL	8,146		7.2	4x5	Yes	186,150
Retail	Scrubbles Car Wash (4)	N/A	Jacksonville, FL	4,512		17.3	4x5	Yes	188,602
Retail	Family Dollar	BBB-	Lynn, MA	9,228		3.7	7x5	No	160,000
Retail	7-Eleven	AA-	Austin, TX	6,400		14.7	3x5	Yes	376,871
Retail	7-Eleven	AA-	Georgetown, TX	7,726		15.0	4x5	Yes	284,657
Retail	Conn's HomePlus	B-	Hurst, TX	37,957		11.1	4x5	No	451,688
Retail	Lehigh Gas Wholesale Services, Inc.	N/A	Highland Heights, KY	2,578		10.4	4x5	Yes	329,447
Retail	American Multi-Cinema, Inc.	CC	Tyngsborough, MA	39,474		12.7	2x5	No	512,158
Retail	Hobby Lobby	N/A	Tulsa, OK	84,180		10.5	4x5	No	841,800
Retail	Long John Silver's (4)	N/A	Tulsa, OK	3,000		—	N/A	No	24,000
Retail	Old Time Pottery	N/A	Orange Park, FL	84,180		10.0	2x5	Yes	439,403
Retail	Freddy's Frozen Custard (4)	N/A	Orange Park, FL	3,200		6.4	4x5	Yes	98,812
Retail	Hobby Lobby	N/A	Arden, NC	55,000		11.1	3x5	Yes	545,626
Retail	Walmart	AA	Howell, MI	214,172		6.5	5x5	No	1,369,262
		Total / Weighted Average		1,354,439		8.5			$18,551,653

(1)	Tenant, or tenant parent, credit rating.
(2)	Annualized straight-line base rental income in place as of June 30, 2020.
(3)	The Alpine Valley Music Theatre, leased to Live Nation Entertainment, Inc., is an entertainment venue consisting of a two-sided, open-air, 7,500-seat pavilion; an outdoor amphitheater with a capacity for 37,000; and over 150 acres of green space.
(4)	We are the lessor in a ground lease with the tenant. Rentable square feet represents improvements on the property that revert to us at the expiration of the lease.

SUMMARY OF OPERATING RESULTS FOR THE QUARTER ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019 (1)

	Three Months Ended
	June 30, 2020	June 30, 2019
	The Company	Predecessor
Revenues:
Lease Income	$4,590,400	$3,087,597
Total Revenues	4,590,400	3,087,597
Operating Expenses:
Real Estate Expenses	550,085	378,322
General and Administrative Expenses	1,132,011	342,392
Depreciation and Amortization	2,285,494	1,315,651
Total Operating Expenses	3,967,590	2,036,365
Net Income from Operations	622,810	1,051,232
Interest Expense	343,117	—
Net Income	279,693	1,051,232
Less: Net Income Attributable to Noncontrolling Interest	(39,455)	—
Net Income Attributable to Alpine Income Property Trust, Inc.	$240,238	$1,051,232

(1)	Results of operations prior to November 25, 2019 represent the Predecessor activity of CTO. Subsequent to November 26, 2019, upon the acquisition of the Initial Portfolio from CTO, the results of operations are presented on a new basis of accounting pursuant to ASC 805.

General and Administrative Expenses for the Three Months Ended June 30, 2020 and 2019:

	Three Months Ended
	June 30, 2020	June 30, 2019
	The Company	Predecessor
Management Fee to Manager	$643,689	$—
Director Stock Compensation Expense (1)	68,045	156,918
Director & Officer Insurance Expense	111,250	—
Additional General and Administrative Expense	309,027	—
Allocation of Predecessor General and Administrative Expense	—	185,474
Total General and Administrative Expenses	$1,132,011	$342,392

(1)	For the Predecessor periods presented, stock compensation expense represents an allocation from CTO.

Revenue and Direct Cost of Revenues

Revenue from our income property operations during the quarter ended June 30, 2020 (the Company) and June 30, 2019 (Predecessor), totaled approximately $4.6 million and $3.1 million, respectively. The increase in the respective revenues during the periods presented is reflective of both the time periods presented as well as an increase in revenue from properties which were acquired by the Predecessor during the second and third quarters of 2019, included in the Initial Portfolio, in addition to the eleven income properties which were acquired by the Company during the six months ended June 30, 2020. The direct costs of revenues for our income property operations totaled approximately $550,000 and $378,000 for the three months ended June 30, 2020 (the Company) and June 30, 2019 (Predecessor), respectively. The increase in the direct cost of revenues during the periods presented is reflective of both the time periods presented as well as an increase related to the properties which were acquired by the Predecessor during the second and third quarters of 2019, included in the Initial Portfolio, in addition to the eleven income properties which were acquired by the Company during the six months ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses reflected in the statement of operations totaled approximately $1.1 million and $342,000 for the three months ended June 30, 2020 (the Company) and June 30, 2019 (Predecessor), respectively. Changes in general and administrative expenses during the periods presented are reflective of both the time periods presented, in addition to changes in the nature of general and administrative expenses, as the three months ended June 30, 2019 (Predecessor) period represents an allocation of the parent company expenses versus actual general and administrative expenses incurred by the Company. The Predecessor general and administrative expenses are not indicative of the amount of general and administrative expenses we expect to incur on an annual basis subsequent to 2019.

Depreciation and Amortization

Depreciation and amortization expense totaled approximately $2.3 million and $1.3 million for the three months ended June 30, 2020 (the Company) and June 30, 2019 (Predecessor), respectively. The increase in the depreciation and amortization expense during the periods presented is reflective of both the time periods presented as well as an increase related to the properties which were acquired by the Predecessor during the second and third quarters of 2019, included in the Initial Portfolio, in addition to the eleven income properties which were acquired by the Company during the six months ended June 30, 2020.

Net Income

Net income reflected in the statement of operations totaled approximately $280,000 and $1.1 million for the three months ended June 30, 2020 (the Company) and June 30, 2019 (Predecessor), respectively. The decrease in net income for the three months ended June 30, 2020 (the Company) as compared to the three months ended June 30, 2019 (Predecessor) does not reflect a decrease of income directly attributable to the Predecessor portfolio, rather the actual general and administrative expenses incurred during the three months ended June 30, 2020 were approximately $790,000 higher than the allocation of the Parent Company’s general and administrative expense to the Predecessor during the three months ended June 30, 2019.

SUMMARY OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO JUNE 30, 2019 (1)

	Six Months Ended
	June 30, 2020	June 30, 2019
	The Company	Predecessor
Revenues:
Lease Income	$8,761,711	$6,046,887
Total Revenues	8,761,711	6,046,887
Operating Expenses:
Real Estate Expenses	1,150,473	751,574
General and Administrative Expenses	2,415,801	851,079
Depreciation and Amortization	4,308,824	2,517,154
Total Operating Expenses	7,875,098	4,119,807
Net Income from Operations	886,613	1,927,080
Interest Expense	592,288	—
Net Income	294,325	1,927,080
Less: Net Income Attributable to Noncontrolling Interest	(41,418)	—
Net Income Attributable to Alpine Income Property Trust, Inc.	$252,907	$1,927,080

(1)	Results of operations prior to November 25, 2019 represent the Predecessor activity of CTO. Subsequent to November 26, 2019, upon the acquisition of the Initial Portfolio from CTO, the results of operations are presented on a new basis of accounting pursuant to ASC 805.

General and Administrative Expenses for the Six Months Ended June 30, 2020 and 2019:

	Six Months Ended
	June 30, 2020	June 30, 2019
	The Company	Predecessor
Management Fee to Manager	$1,292,198	$—
Director Stock Compensation Expense (1)	134,867	271,825
Director & Officer Insurance Expense	228,681	—
Additional General and Administrative Expense	760,055	—
Allocation of Predecessor General and Administrative Expense	—	579,254
Total General and Administrative Expenses	$2,415,801	$851,079

(1)	For the Predecessor periods presented, stock compensation expense represents an allocation from CTO.

Revenue and Direct Cost of Revenues

Revenue from our income property operations during the six months ended June 30, 2020 (the Company) and June 30, 2019 (Predecessor), totaled approximately $8.8 million and $6.0 million, respectively. The increase in the respective revenues during the periods presented is reflective of both the time periods presented as well as an increase in revenue from properties which were acquired by the Predecessor during the   quarters of 2019, included in the Initial Portfolio, in addition to the eleven income properties which were acquired by the Company during the six months ended June 30, 2020. The direct costs of revenues for our income property operations totaled approximately $1.2 million and $752,000 for the six months ended June 30, 2020 (the Company) and June 30, 2019 (Predecessor), respectively. The increase in the direct cost of revenues during the periods presented is reflective of both the time periods presented as well as an increase in revenue from properties which were acquired by the Predecessor during the second and third quarters of 2019, included in the Initial Portfolio, in addition to the eleven income properties which were acquired by the Company during the six months ended June 30, 2020. Additionally, the six months ended June 30, 2020 included higher than expected direct cost of revenues of approximately $107,000 which were the result of expensing costs associated with our due diligence on approximately $75 million of potential income property acquisitions which were terminated at the outset of the COVID-19 Pandemic.

General and Administrative Expenses

General and administrative expenses reflected in the statement of operations totaled approximately $2.4 million and $851,000 for the six months ended June 30, 2020 (the Company) and June 30, 2019 (Predecessor), respectively. Changes in general and administrative expenses during the periods presented is reflective of both the time periods presented, in addition to changes in the nature of general and administrative expenses, as the six months ended June 30, 2019 (Predecessor) period represents an allocation of the parent company expenses versus actual general and administrative expenses incurred by the Company. The Predecessor general and administrative expenses are not indicative of the amount of general and administrative expenses we expect to incur on an annual basis subsequent to 2019. During the six months ended June 30, 2020, general and administrative expenses were impacted by the recognition of approximately $288,000 of costs associated with audit services related to the 2019 annual audit. The fees associated with our annual audit are recognized as the services are incurred, which typically occurs ratably throughout the year. Excluding this item, we believe our full year 2020 general and administrative expenses will be in line with consensus expectations.

Depreciation and Amortization

Depreciation and amortization expense totaled approximately $4.3 million and $2.5 million for the six months ended June 30, 2020 (the Company) and June 30, 2019 (Predecessor), respectively. The increase in the depreciation and amortization expense during the periods presented is reflective of both the time periods presented as well as an increase in revenue from properties which were acquired by the Predecessor during the second and third quarters of 2019, included in the Initial Portfolio, in addition to the eleven income properties which were acquired by the Company during the six months ended June 30, 2020.

Net Income

Net income reflected in the statement of operations totaled approximately $294,000 and $1.9 million for the six months ended June 30, 2020 (the Company) and June 30, 2019 (Predecessor), respectively. The decrease in net income for the six months ended June 30, 2020 (the Company) as compared to the six months ended June 30, 2019 (Predecessor) does not reflect a decrease of income directly attributable to the Predecessor portfolio, rather the actual general and administrative expenses incurred during the six months ended June 30, 2020 were approximately $1.6 million higher than the allocation of CTO’s general and administrative expense to the Predecessor during the six months ended June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled approximately $1.2 million at June 30, 2020, and we had no restricted cash.

Long-term debt, at face value, totaled $70.0 million at June 30, 2020, representing an increase of $70.0 million from the balance of $-0- at December 31, 2019. The increase in the long-term debt was due to the draws on our Credit Facility which funds were used to facilitate the acquisition of eleven income properties during the six months ended June 30, 2020.

As of June 30, 2020, the Company’s outstanding indebtedness, at face value, was as follows:

	Face Value Debt	Stated Interest Rate	Maturity Date
Credit Facility	$70,000,000	30-Day LIBOR + 1.35% - 1.95% (1)	November 2023
Total Debt/Weighted-Average Rate	$70,000,000	1.74%

(1)	Effective April 30, 2020, the Company utilized an Interest Rate Swap to achieve a fixed interest rate of 0.48% plus the applicable spread on approximately $50 million of the outstanding balance on the Credit Facility.

Credit Facility. The Company’s revolving $100 million credit facility (the “Credit Facility”), with Bank of Montreal (“BMO”) serving as the administrative agent for the lenders thereunder, is unsecured with regard to our income property portfolio but is guaranteed by certain wholly owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Raymond James. The Credit Facility has a total borrowing capacity of $100.0 million with the ability to increase that capacity up to $150.0 million during the term, subject to lender approval. The Credit Facility provides the lenders with a secured interest in the equity of the Company subsidiaries that own the properties included in the borrowing base. The indebtedness outstanding under the Credit Facility accrues interest at a rate ranging from the 30-day LIBOR plus 135 basis points to the 30-day LIBOR plus 195 basis points based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Operating Partnership, as defined in the Credit Facility. The Credit Facility also accrues a fee of 15 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity.

At June 30, 2020, the current commitment level under the Credit Facility was $100.0 million. The available borrowing capacity under the Credit Facility was $30.0 million, based on the level of borrowing base assets. As of June 30, 2020, the Credit Facility had a $70.0 million balance.

The Operating Partnership is subject to customary restrictive covenants under the Credit Facility, including, but not limited to, limitations on the Operating Partnership’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. The Credit Facility also contains financial covenants covering the Operating Partnership, including but not limited to, tangible net worth and fixed charge coverage ratio. In addition, the Operating Partnership is subject to additional financial maintenance covenants as described in the Credit Agreement. On June 30, 2020, the Company and the Operating Partnership entered into the First Amendment to the Credit Agreement with the lenders (the “First Amendment”) whereby the tangible net worth covenant was adjusted to be more reflective of market terms.

Acquisitions and Investments. As noted previously, the Company’s operations commenced on November 26, 2019 and we did not acquire any single-tenant income properties during the period beginning with the commencement of our operations and December 31, 2019. During the six months ended June 30, 2020, we acquired eleven single-tenant, net leased properties for a total investment of approximately $76 million.

When the pandemic was declared, given the uncertainties created by the COVID-19 Pandemic and the impact on the capital markets, the U.S. economy, and PINE’s tenants, the Company temporarily suspended its activities directed at identifying additional acquisition opportunities. In connection with that decision, on April 3, 2020, the Company withdrew its previously provided guidance for the full year of 2020, including its targeted level of acquisitions totaling up to $120 million. Towards the end of the second quarter of 2020, the Company acquired two properties for an aggregate purchase price of approximately $28.6 million and has updated its guidance for the full year of 2020, including investments totaling $105 million.

Capital Expenditures. The Company was obligated to fund approximately $708,000 to construct a new roof at the 102,019 square-foot property leased to Hilton Grand Vacations. A credit in the amount of approximately $708,000 was received from CTO at the closing of the acquisition of the property on November 26, 2019 and the Company made payments to date of approximately $742,000, leaving no remaining commitment as of June 30, 2020.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations and approximately $30.0 million of available capacity on the existing $100.0 million Credit Facility, based on our current borrowing base of income properties, as of June 30, 2020.

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

Reconciliation of Non-GAAP Measures:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	The Company	Predecessor	The Company	Predecessor
Net Income	$279,693	$1,051,232	$294,325	$1,927,080
Depreciation and Amortization	2,285,494	1,315,651	4,308,824	2,517,154
Funds from Operations	2,565,187	2,366,883	4,603,149	4,444,234
Adjustments:
Straight-Line Rent Adjustment	(614,673)	(113,328)	(937,593)	(222,012)
COVID-19 Rent Deferrals	(624,693)	—	(624,693)	—
Non-Cash Compensation	68,045	156,918	134,867	271,825
Amortization of Deferred Loan Costs to Interest Expense	43,656	—	88,060	—
Amortization of Intangible Assets and Liabilities to Lease Income	(29,450)	(65,255)	(48,174)	(124,912)
Accretion of Tenant Contribution	(6,608)	—	(6,608)	—
Amortization of Deferred Expenses to Lease Income	—	75,558	—	151,216
Capital Expenditures	(33,302)	—	(33,302)	—
Adjusted Funds from Operations	$1,368,162	$2,420,776	$3,175,706	$4,520,351

Weighted Average Number of Common Shares:
Basic	7,544,991	N/A	7,721,835	N/A
Diluted	8,768,845	N/A	8,945,689	N/A

Other Data:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	The Company	Predecessor	The Company	Predecessor
FFO	$2,565,187	$2,366,883	$4,603,149	$4,444,234
FFO per diluted share	$0.29	$—	$0.51	$—
AFFO	$1,368,162	$2,420,776	$3,175,706	$4,520,351
AFFO per diluted share	$0.16	$—	$0.35	$—

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There were no contractual commitments for capital expenditures as of June 30, 2020. There were no development obligations, which are not recognized as liabilities in our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

The consolidated and combined financial statements included in this Quarterly Report are prepared in conformity with U.S. GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. The development and selection of these critical accounting policies have been determined by management and the related disclosures have been reviewed with the Audit Committee of the Board of the Company. Actual results could differ from those estimates.

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

Income Property Lease Revenue. The rental arrangements associated with the Company’s income property portfolio are classified as operating leases. The Company recognizes lease income on these properties on a straight-line basis over the term of the lease. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between lease income recognized under this method and contractual lease payment terms (i.e., straight-line rent) is recorded as a deferred operating lease receivable and is included in Straight-line Rent Adjustment on the accompany consolidated balance sheets as of June 30, 2020 and December 31, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of June 30, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A. RISK FACTORS

As of June 30, 2020, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”). However, in light of the onset of the COVID-19 Pandemic, we have expanded the following risk factors disclosed in the Form 10-K to provide additional specificity to the matters covered by such risk factors:

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

Factors beyond our control can affect the performance and value of our properties. Our core business is the ownership of single-tenant commercial net leased properties. Accordingly, our performance is subject to risks incident to the ownership of commercial real estate, including:

●	inability to collect rents from tenants due to financial hardship, including bankruptcy;
●	changes in local real estate conditions in the markets where our properties are located, including the availability and demand for the properties we own;
●	changes in consumer trends and preferences that affect the demand for products and services offered by our tenants;
●	adverse changes in national, regional and local economic conditions;
●	inability to lease or sell properties upon expiration or termination of existing leases;
●	environmental risks, including the presence of hazardous or toxic substances on our properties;
●	the subjectivity of real estate valuations and changes in such valuations over time;
●	illiquidity of real estate investments, which may limit our ability to modify our portfolio promptly in response to changes in economic or other conditions;

●	zoning or other local regulatory restrictions, or other factors pertaining to the local government institutions which inhibit interest in the markets in which our properties are located;

●	changes in interest rates and the availability of financing;
●	competition from other real estate companies similar to ours and competition for tenants, including competition based on rental rates, age and location of properties and the quality of maintenance, insurance and management services;

●	acts of God, including natural disasters and global pandemics which impact the United States, which may result in uninsured losses;
●	acts of war or terrorism, including consequences of terrorist attacks;
●	changes in tenant preferences that reduce the attractiveness and marketability of our properties to tenants or cause decreases in market rental rates;

●	costs associated with the need to periodically repair, renovate or re-lease our properties;
●	increases in the cost of our operations, particularly maintenance, insurance or real estate taxes which may occur even when circumstances such as market factors and competition cause a reduction in our revenues;

●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances including in response to global pandemics whereby our tenants’ businesses are forced to close or remain open on a limited basis only; and

●	commodities prices.

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

The stock markets, including the NYSE on which our shares are listed, have from time to time experienced significant price and volume fluctuations. As a result, the market price of our common stock may be similarly volatile, and investors in shares of our common stock may from time to time experience a decrease in the market price of their shares, including decreases unrelated to our financial performance or prospects. The market price of shares of our common stock could be subject to wide fluctuations in response to a number of factors, including those discussed in this “Risk Factors” section, and others, such as:

●	our financial condition and operating performance and the financial condition or performance of other similar companies;
●	actual or anticipated differences in our quarterly or annual operating results than expected;
●	changes in our revenues, FFO, AFFO, or earnings estimates or recommendations by securities analysts;
●	publication of research reports about us or the real estate industry generally;
●	increases in market interest rates, which may lead investors to demand a higher distribution yield for shares of our common stock, and could result in increased interest expense on our debt;
●	adverse market reaction to any increased indebtedness we incur in the future;
●	actual or anticipated changes in our and our tenants’ businesses or prospects, including as a result of the impact of a global pandemic;
●	the current state of the credit and capital markets, and our ability and the ability of our tenants to obtain financing on favorable terms;
●	conflicts of interest with CTO and its affiliates, including our Manager;
●	the termination of our Manager or additions and departures of key personnel of our Manager;
●	increased competition in our markets;

●	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business or growth strategies;
●	the passage of legislation or other regulatory developments that adversely affect us or our industry;
●	adverse speculation in the press or investment community;
●	actions by institutional stockholders;
●	the extent of investor interest in our securities;
●	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
●	investor confidence in the stock and bond markets, generally;
●	changes in tax laws;
●	equity issuances by us (including the issuances of OP Units), or common stock resales by our stockholders, or the perception that such issuances or resales may occur;
●	volume of average daily trading and the amount of our common stock available to be traded;
●	changes in accounting principles;
●	failure to qualify and maintain our qualification as a REIT;
●	failure to comply with the rules of the NYSE or maintain the listing of our common stock on the NYSE;
●	terrorist acts, natural or man-made disasters, including global pandemics impacting the United States, or threatened or actual armed conflicts; and
●	general market and local, regional and national economic conditions, including factors unrelated to our operating performance and prospects.

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

In addition to general, regional, national and global economic conditions, our operating performance is impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. Our initial portfolio includes substantial holdings in the following states as of December 31, 2019 (based on annualized base rent): Oregon, Florida, Georgia, North Carolina, Arizona and Nevada. In addition, a significant portion of our holdings as of that date (based on annualized straight-line base rent) was located in the South (56%) and West (34%) regions of the United States (as defined by the U.S. Census Bureau). Our geographic concentrations could adversely affect our operating performance if conditions become less favorable in any of the states or markets within such states in which we have a concentration of properties. Such geographic concentrations could be heightened by the fact that our investments may be concentrated in certain areas that are affected by COVID-19 more than other areas. We cannot assure you that any of our markets will grow, not experience adverse developments or that underlying real estate fundamentals will be favorable to owners and operators of commercial properties. Our operations may also be affected if competing properties are built in our markets. A downturn in the economy in the states or regions in which we have a concentration of properties, or markets within such states or regions, could adversely affect our tenants operating businesses in those states or regions, impair their ability to pay rent to us and thereby materially and adversely affect us.

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

Certain states and cities, including where we own properties, have also reacted by instituting quarantines, restrictions on travel, “shelter at home” rules, and importantly restrictions on the types of business that may continue to operate or requiring others to shut down completely. Additional states and cities may implement similar restrictions. As a result, the COVID-19 Pandemic is negatively impacting most every industry directly or indirectly. A number of our tenants have announced temporary closures of their stores and requested deferral, or in some instances, rent abatement while the pandemic remains. Many experts predict that the COVID-19 Pandemic will trigger, or even has already triggered, a period of global economic slowdown or possibly a global recession. The COVID-19 Pandemic, or a future pandemic, could have material and adverse effects on our ability to successfully operate our business and as a result our financial condition, results of operations and cash flows due to, among other factors:

●	a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action;
●	the reduced economic activity severely impacts our tenants' businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations;
●	the reduced economic activity could result in a recession, which could negatively impact consumer discretionary spending;
●	difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations on a timely basis;
●	a general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties;
●	a deterioration in our or our tenants’ ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants' efficient operations could adversely affect our operations and those of our tenants; and
●	the potential negative impact on the health of our Manager’s personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption.

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

We wish to caution readers that the assumptions, which form the basis for forward-looking statements with respect to or that may impact earnings for the year-ended December 31, 2020, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the real estate market; the impact of a prolonged recession or downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties; the impact of competitive real estate activity; the loss of any major income property tenants; the ultimate geographic spread, severity and duration of pandemics such as the recent outbreak of COVID-19, actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the global economy and our financial condition and results of operations; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the six months ended June 30, 2020 which were not previously reported.

Issuer Purchases of Equity Securities

The following share repurchases were made during the six months ended June 30, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
1/1/2020 - 1/31/2020	—	$—	—	$—
2/1/2020 - 2/29/2020	—	—	—	—
3/1/2020 - 3/31/2020	57,852	10.43	57,852	4,407,644
4/1/2020 - 4/30/2020	303,549	10.93	303,549	1,087,983
5/1/2020 - 5/31/2020	94,836	11.60	94,836	—
6/1/2020 - 6/30/2020	—	—	—	—
Total	456,237	$11.02	456,237

(1)	In March 2020, the Company’s Board approved a $5 million stock repurchase program under which approximately $5 million of the Company’s stock had been repurchased as of June 30, 2020, completing the $5 Million Repurchase Program.

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

Exhibit 10.1

First Amendment to the Credit Agreement, dated June 30, 2020, among Alpine Income Property OP, LP, Alpine Income Property Trust, Inc., Bank of Montreal, BMO Capital Markets Corp. and Raymond James Bank, N.A., filed as Exhibit 10.1 with this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

ALPINE INCOME PROPERTY TRUST, INC.
(Registrant)

August 3, 2020	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

August 3, 2020	By:	/s/ Mark E. Patten
Mark E. Patten, Senior Vice President and Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)