Form 10-Q
period 2020-09-30
Alpine Income Property Trust, Inc.
filed 2020-10-30
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the registrant’s common stock outstanding on October 23, 2020 was 7,458,755.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	(Unaudited) September 30, 2020	December 31, 2019
ASSETS
Real Estate:
Land, at cost	$78,623,631	$54,386,511
Building and Improvements, at cost	131,761,540	74,070,181
Total Real Estate, at cost	210,385,171	128,456,692
Less, Accumulated Depreciation	(4,717,615)	(416,235)
Real Estate—Net	205,667,556	128,040,457
Cash and Cash Equivalents	1,885,906	12,341,978
Intangible Lease Assets—Net	35,007,647	22,357,633
Straight-Line Rent Adjustment	1,735,570	68,016
Deferred Expenses	—	577,272
Other Assets	1,372,908	787,317
Total Assets	$245,669,587	$164,172,673
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$2,892,550	$1,471,722
Prepaid Rent and Deferred Revenue	1,131,678	87,481
Intangible Lease Liabilities—Net	2,910,877	1,908,193
Long-Term Debt	87,853,998	—
Total Liabilities	94,789,103	3,467,396
Commitments and Contingencies
Equity:
Alpine Income Property Trust, Inc. Stockholders' Equity:
Preferred Stock, $0.01 par value per share, 100 million shares authorized, no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Common Stock, $0.01 par value per share, 500 million shares authorized, 7,455,281 shares issued and outstanding as of September 30, 2020 and 7,902,737 shares issued and outstanding December 31, 2019	79,115	79,027
Additional Paid-in Capital	133,105,087	137,947,575
Dividends in Excess of Net Income	(4,992,404)	(497,508)
Accumulated Other Comprehensive Loss	(618,563)	—
Stockholders' Equity	127,573,235	137,529,094
Noncontrolling Interest	23,307,249	23,176,183
Total Equity	150,880,484	160,705,277
Total Liabilities and Equity	$245,669,587	$164,172,673

The accompanying notes are an integral part of these consolidated and combined financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	The Company	Predecessor	The Company	Predecessor
Revenues:
Lease Income	$5,100,803	$3,379,595	$13,862,514	$9,426,482
Total Revenues	5,100,803	3,379,595	13,862,514	9,426,482
Operating Expenses:
Real Estate Expenses	553,482	386,965	1,703,955	1,138,539
General and Administrative Expenses	1,119,807	564,251	3,535,608	1,415,330
Depreciation and Amortization	2,694,778	1,429,640	7,003,602	3,946,794
Total Operating Expenses	4,368,067	2,380,856	12,243,165	6,500,663
Gain on Disposition of Assets	287,375	—	287,375	—
Net Income from Operations	1,020,111	998,739	1,906,724	2,925,819
Interest Expense	384,360	—	976,648	—
Net Income	635,751	998,739	930,076	2,925,819
Less: Net Income Attributable to Noncontrolling Interest	(89,648)	—	(131,066)	—
Net Income Attributable to Alpine Income Property Trust, Inc.	$546,103	$998,739	$799,010	$2,925,819

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$0.07	N/A	$0.10	N/A
Diluted	$0.06	N/A	$0.09	N/A
Weighted Average Number of Common Shares:
Basic	7,455,281	N/A	7,632,660	N/A
Diluted	8,679,135	N/A	8,856,514	N/A

Dividends Declared and Paid	$0.20	N/A	$0.60	N/A

The accompanying notes are an integral part of these consolidated and combined financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	The Company	Predecessor	The Company	Predecessor
Net Income Attributable to Alpine Income Property Trust, Inc.	$546,103	$998,739	$799,010	$2,925,819
Other Comprehensive Income (Loss)
Cash Flow Hedging Derivative - Interest Rate Swap	28,319	—	(618,563)	—
Total Other Comprehensive Income (Loss)	28,319	—	(618,563)	—
Total Comprehensive Income (Loss)	$574,422	$998,739	$180,447	$2,925,819

The accompanying notes are an integral part of these consolidated and combined financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended September 30, 2020:

	Predecessor Equity	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Stockholders' Equity	Noncontrolling Interest	Total Equity
The Company
Balance July 1, 2020	$—	$79,081	$133,037,076	$(3,802,680)	$(646,882)	$128,666,595	$23,217,601	$151,884,196
Net Income	—	—	—	546,103	—	546,103	89,648	635,751
Stock Issuance to Directors	—	34	68,011	—	—	68,045	—	68,045
Cash Dividend ($0.20 per share)	—	—	—	(1,735,827)	—	(1,735,827)	—	(1,735,827)
Other Comprehensive Income	—	—	—	—	28,319	28,319	—	28,319
Balance September 30, 2020	$—	$79,115	$133,105,087	$(4,992,404)	$(618,563)	$127,573,235	$23,307,249	$150,880,484

For the three months ended September 30, 2019:

	Predecessor Equity	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Stockholders' Equity	Noncontrolling Interest	Total Equity
Predecessor
Balance July 1, 2019	$141,550,624	$—	$—	$—	$—	$141,550,624	$—	$141,550,624
Net Income	998,739	—	—	—	—	998,739	—	998,739
Stock Compensation Expense from CTO Realty Growth, Inc.	166,778	—	—	—	—	166,778	—	166,778
Net Transactions with CTO Realty Growth, Inc.	4,861,774	—	—	—	—	4,861,774	—	4,861,774
Balance September 30, 2019	$147,577,915	$—	$—	$—	$—	$147,577,915	$—	$147,577,915

For the nine months ended September 30, 2020:

	Predecessor Equity	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Stockholders' Equity	Noncontrolling Interest	Total Equity
The Company
Balance January 1, 2020	$—	$79,027	$137,947,575	$(497,508)	$—	$137,529,094	$23,176,183	$160,705,277
Net Income	—	—	—	799,010	—	799,010	131,066	930,076
Stock Repurchase	—	—	(5,013,684)	—	—	(5,013,684)	—	(5,013,684)
Stock Issuance to Directors	—	88	171,196	—	—	171,284	—	171,284
Cash Dividend ($0.60 per share)	—	—	—	(5,293,906)	—	(5,293,906)	—	(5,293,906)
Other Comprehensive Loss	—	—	—	—	(618,563)	(618,563)	—	(618,563)
Balance September 30, 2020	$—	$79,115	$133,105,087	$(4,992,404)	$(618,563)	$127,573,235	$23,307,249	$150,880,484

For the nine months ended September 30, 2019:

	Predecessor Equity	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Stockholders' Equity	Noncontrolling Interest	Total Equity
Predecessor
Balance January 1, 2019	$124,189,096	$—	$—	$—	$—	$124,189,096	$—	$124,189,096
Net Income	2,925,819	—	—	—	—	2,925,819	—	2,925,819
Stock Compensation Expense from CTO Realty Growth, Inc.	438,603	—	—	—	—	438,603	—	438,603
Net Transactions with CTO Realty Growth, Inc.	20,024,397	—	—	—	—	20,024,397	—	20,024,397
Balance September 30, 2019	$147,577,915	$—	$—	$—	$—	$147,577,915	$—	$147,577,915

The accompanying notes are an integral part of these consolidated and combined financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
	The Company	Predecessor
Cash Flow from Operating Activities:
Net Income	$930,076	$2,925,819
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	7,003,602	3,946,794
Amortization of Intangible Assets and Liabilities to Lease Income	(76,853)	(193,018)
Loan Cost Amortization Included in Interest Expense	132,327	—
Amortization of Deferred Expenses to Lease Income	—	226,823
Gain on Disposition of Property, Plant, and Equipment	(287,375)	—
Non-Cash Compensation	171,284	438,603
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(1,236,699)	(335,982)
COVID-19 Deferred Rent	(538,351)	—
Deferred Expenses	—	(411)
Other Assets	(589,098)	(92,413)
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	802,265	119,645
Prepaid Rent and Deferred Revenue	1,044,197	(7,216)
Net Cash Provided By Operating Activities	7,355,375	7,028,644
Cash Flow from Investing Activities:
Acquisition of Real Estate	(100,735,751)	(27,001,032)
Proceeds from Disposition of Property, Plant, and Equipment	4,932,951	—
Net Cash Used In Investing Activities	(95,802,800)	(27,001,032)
Cash Flow from Financing Activities:
Draws on Credit Facility	95,000,000	—
Payments on Credit Facility	(6,691,146)	—
Repurchase of Common Stock	(5,013,684)	—
Net Transactions with CTO Realty Growth, Inc.	—	20,024,397
Cash Paid for Loan Fees	(9,911)	—
Dividends Paid	(5,293,906)	—
Net Cash Provided By Financing Activities	77,991,353	20,024,397
Net Increase (Decrease) in Cash	(10,456,072)	52,009
Cash, Beginning of Period	12,341,978	8,258
Cash, End of Period	$1,885,906	$60,267

The accompanying notes are an integral part of these consolidated and combined financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental Disclosure of Cash Flows:

Interest totaling approximately $809,000 was paid during the nine months ended September 30, 2020. No interest was paid during the nine months ended September 30, 2019. No interest was capitalized during the nine months ended September 30, 2020 or 2019.

During April 2020, the Company entered into an Interest Rate Swap (hereinafter defined in Note 10, “Interest Rate Swap”) agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to London Interbank Offered Rate (“LIBOR”) for $50 million of the outstanding balance on the Credit Facility as discussed in Note 9, “Long-Term Debt.” During the nine months ended September 30, 2020, the Interest Rate Swap value decreased by approximately $619,000. This non-cash transaction is reflected as an increase in accounts payable, accrued expenses, and other liabilities and as a decrease in accumulated other comprehensive loss on the accompanying consolidated balance sheets as of September 30, 2020.

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

Our portfolio consists of 45 single-tenant, primarily net leased retail and office properties located in 32 markets in 17 states. All of the properties in our portfolio are subject to long-term, primarily triple-net leases, which generally require the tenant to pay all of the property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO Realty Growth, Inc. (our “Manager”). CTO Realty Growth, Inc. (NYSE American: CTO) is a Florida corporation that is a publicly traded, diversified real estate operating company and the sole member of our Manager (“CTO”).

COVID-19 PANDEMIC

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has spread throughout the United States. The spread of the COVID-19 Pandemic has continued to cause significant volatility in the U.S. and international markets, and in many industries, business activity has experienced periods of almost complete shutdown. There continues to be uncertainty around the duration and severity of business disruptions related to the COVID-19 Pandemic, as well as its impact on the U.S. economy and international economies.

The Company collected 100% of the Contractual Base Rent due for the three months ended September 30, 2020. Contractual Base Rent (“CBR”) represents the amount owed to the Company under the current terms of its lease agreements. The Company has previously agreed to defer or abate certain CBRs in exchange for additional lease term or other lease enhancing additions that equated to approximately 6% of contractual rents. Additionally, the portfolio remains 100% occupied as of September 30, 2020. In general, the repayment of the deferred CBR began in the third quarter of 2020, with ratable payments continuing, in some cases, through the end of 2021. The Company has not yet reached an agreement with a tenant responsible for approximately 2% of CBR due during the three months ended June 30, 2020, however, this tenant has made 100% of its CBR payments due for the three months ended September 30, 2020. See Note 17, “Subsequent Events” for the Company’s disclosure related to October 2020 rent collections.

An assessment of the current or identifiable potential financial and operational impacts on the Company as a result of the COVID-19 Pandemic are as follows:

●	When the pandemic was declared, given the uncertainties created by the COVID-19 Pandemic and the impact on the capital markets, the U.S. economy, and PINE’s tenants, the Company temporarily suspended its activities directed at identifying additional acquisition opportunities. Towards the end of the second quarter of 2020, the Company reached agreements with tenants for rent deferrals and abatements and the Company completed the acquisition of two properties for an aggregate purchase price of approximately $28.6 million. During the third quarter of 2020, the Company completed the acquisition of fifteen properties for an aggregate purchase price of approximately $23.9 million, for total year-to-date acquisitions of approximately $99.3 million.

●	As a result of the outbreak of the COVID-19 Pandemic, the federal government and the State of Florida issued orders encouraging everyone to remain at their residence and not go into work. In response to these orders and in the best interest of our Manager’s employees and our directors, our Manager implemented significant preventative

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

The price per share paid in the Offering and the concurrent private placement was $19.00 (the “IPO Price”). The Offering raised $142.5 million in gross proceeds from the issuance of 7,500,000 shares of our common stock. We also raised $7.5 million from the concurrent private placement to CTO from the issuance of 394,737 shares of our common stock (“CTO Private Placement”). Included in the $142.5 million Offering was CTO’s purchase of 421,053 shares of our common stock for $8.0 million, representing a cash investment by CTO of $15.5 million. Approximately $125.9 million of proceeds from the Offering were utilized to acquire 15 properties in our initial portfolio. The remaining five properties in our initial portfolio were contributed by CTO in exchange for 1,223,854 OP Units of the Operating Partnership for a value of approximately $23.3 million based on the IPO Price. The Company incurred a total of approximately $12.0 million of transaction costs, which included underwriting fees of approximately $9.4 million. Upon completion of the Offering, the concurrent CTO Private Placement, and the other transactions executed at the time of our listing on the New York Stock Exchange (the “NYSE”) under the symbol “PINE” (collectively defined as the “Formation Transactions”), CTO owned approximately 22.3% of our outstanding common stock (assuming the OP Units issued to CTO in the Formation Transactions are exchanged for shares of our common stock on a one-for-one basis).

We conduct the substantial majority of our operations through the Operating Partnership. Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of September 30, 2020, we have a total ownership interest in the Operating Partnership of approximately 85.9%, with CTO holding, directly and indirectly, a 14.1% ownership interest in the Operating Partnership. Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board manages our business and affairs.

The Company has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) commencing with its short taxable year beginning on November 26, 2019 and ending on December 31, 2019. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income, without regard to the dividends paid deduction or net capital gain, to its stockholders (which is computed and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). As a REIT, the Company is generally not subject to U.S. federal corporate income tax to the extent of its distributions to stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax on its taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

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

 The accompanying unaudited consolidated and combined financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited consolidated and combined financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business properties, and other matters. The unaudited consolidated and combined financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of operations for the interim periods. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020.

The combined financial statements for the periods prior to November 26, 2019 include an allocation of general and administrative expenses to the Predecessor from CTO. In addition, general and administrative expenses include an allocation of the costs of certain CTO corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology, and investor relations. General and administrative expenses (including stock-based compensation) for periods prior to November 26, 2019 represent a pro rata allocation of costs from CTO based on the revenues of the Predecessor as a percentage of CTO’s total revenue. The Company believes the allocation methodology for general and administrative expenses for periods prior to November 26, 2019 is reasonable. However, the allocated general and administrative expense presented in our combined statements of operations for periods prior to November 26, 2019 does not necessarily reflect what our general and administrative expenses will be as a stand-alone public company for reporting periods subsequent to November 26, 2019. Additionally, most of the Predecessor entities included in CTO’s financial statements did not have separately established bank accounts for the periods presented, and most cash transactions were historically transacted through bank accounts owned by CTO. The combined statements of cash flows for the periods presented were prepared as if operating, investing, and financing transactions had been transacted through separate bank accounts of the Predecessor. The combined financial statements include, on a carve-out basis, the historical balance sheets, statements of operations, and cash flows attributed to the Predecessor.

PRINCIPLES OF CONSOLIDATION

For periods subsequent to November 26, 2019, the consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. All inter-company balances and transactions have been eliminated in the consolidated financial statements. For periods prior to November 26, 2019, the combined financial statements include, on a carve-out basis, the historical balance sheets, statements of operations, and cash flows of the Predecessor.

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

Among other factors, fluctuating market conditions that can exist in the national real estate markets and the volatility and uncertainty in the financial and credit markets make it possible that the estimates and assumptions, most notably those related to PINE’s investment in income properties, could change materially due to continued volatility in the real estate and financial markets, or as a result of a significant dislocation in those markets.

REAL ESTATE

The Company’s real estate assets are primarily comprised of the income properties in its portfolio, and are stated at cost, less accumulated depreciation and amortization. Such income properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to the applicable income property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the three and nine months ended September 30, 2020 was approximately $1.7 million and $4.4 million, respectively. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the three and nine months ended September 30, 2019 was approximately $946,000 and $2.6 million, respectively.

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

PURCHASE ACCOUNTING FOR ACQUISITIONS OF REAL ESTATE SUBJECT TO A LEASE

Upon acquisition of real estate, the Company determines whether the transaction is a business combination, which is accounted for under the acquisition method, or an acquisition of assets. For both types of transactions, the Company recognizes and measures identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree based on their relative fair values. For business combinations, the Company recognizes and measures goodwill or gain from a bargain purchase, if applicable, and acquisition-related costs in the periods in which the costs are incurred. For acquisitions of assets, acquisition-related costs are capitalized on the Company's consolidated balance sheets. If the

Company acquires real estate and simultaneously enters into a new lease of the real estate, the acquisition will be accounted for as an asset acquisition.

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

The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above. The value of in-place leases and leasing costs, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. The value of tenant relationships is reviewed on individual transactions to determine if future value was derived from the acquisition.

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

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of September 30, 2020 and December 31, 2019, no allowance for doubtful accounts was required.

SALES TAX

Sales tax collected on lease payments is recognized as a liability in the accompanying consolidated balance sheets when collected. The liability is reduced at the time payment is remitted to the applicable taxing authority.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of September 30, 2020 and December 31, 2019 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of cash and cash equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

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

Changes in fair value of the hedging instrument that are highly effective and designated and qualified as cash-flow hedge are recorded in other comprehensive income and loss until earnings are affected by the variability in cash flows of the designated hedged item.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities at September 30, 2020 and December 31, 2019, approximate fair value because of the short maturity of these instruments. The carrying value of the Credit Facility approximates current market rates for revolving credit arrangements with similar risks and maturities.

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

EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income attributable to the Company for the period by the weighted average number of shares outstanding for the period. Diluted earnings per common share is based on the assumption that the OP Units issued to CTO in the Formation Transactions are exchanged for shares of our common stock on a one-for-one basis.

INCOME TAXES

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code commencing with its short taxable year beginning on November 26, 2019 and ending on December 31, 2019. The Company believes that, commencing with such short taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. The Company may form one or more taxable REIT subsidiaries (“TRSs”), which will be subject to applicable U.S. federal, state and local corporate income tax on their taxable income. For the periods presented, the Company did not have any TRSs that would be subject to taxation.

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

For the periods prior to November 26, 2019, Predecessor’s stock-based compensation expense, included in general and administrative expenses in the consolidated and combined statements of operations for the three and nine months ended September 30, 2019, reflected an allocation of a portion of the stock compensation expense of CTO for the applicable period.

CONCENTRATION OF CREDIT RISK

Certain of the tenants in the portfolio of 45 single-tenant properties accounted for more than 10% of total revenues during the nine months ended September 30, 2020 and 2019.

During the nine months ended September 30, 2020, the properties leased to Wells Fargo Bank, NA and Hilton Grand Vacations represented approximately 20% and 13% of total revenues, respectively. During the nine months ended September 30, 2019, the properties leased to Wells Fargo Bank, NA and Hilton Grand Vacations represented approximately 26% and 17% of total revenues, respectively.

As of September 30, 2020 and December 31, 2019, approximately 19% and 29%, respectively, of the Company’s real estate portfolio, based on square footage, was located in the State of Florida. As of September 30, 2020 and December 31, 2019, approximately 14% and 24%, respectively, of the Company’s real estate portfolio, based on square footage, was located in the State of Oregon. Additionally, as of September 30, 2020, individually more than 10% of the Company’s real estate portfolio, based on square footage, was located in the States of  North Carolina and Michigan. As of December 31, 2019, individually more than 10% of the Company’s real estate portfolio, based on square footage, was located in the States of Georgia and North Carolina. Uncertainty of the duration of a prolonged real estate and economic downturn could in any or all of these geographic areas have an adverse impact on the Company’s real estate values.

RECENTLY ISSUED ACCOUNTING STANDARDS

Lease Modifications. In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of the COVID-19 Pandemic. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and, instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to lease concessions related to the COVID-19 Pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. As of and for the nine months ended September 30, 2020, the Company elected to not apply lease modification accounting with respect to rent deferrals as the concessions were related to COVID-19 and there was not a substantial increase in the lessor’s rights under the lease agreement. Accordingly, for leases in which deferred rent agreements were reached, the Company has continued to account for the lease by recognizing the normal straight-line rental income and as the deferred rents are repaid by the tenant, the straight-line receivable will be reduced. The portion of the straight-line adjustment related to COVID-19 concessions has been reflected separately in the Company’s statement of cash flows for the nine months ended September 30, 2020. With respect to rent abatement agreements, lease modification accounting applies as an extended term was a part of such agreements, accordingly the Company re-calculated straight-line rental income for such leases to recognize over the new lease term.

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

NOTE 4. INCOME PROPERTY PORTFOLIO

As of September 30, 2020, the Company’s income property portfolio consisted of 45 single-tenant properties with total square footage of approximately 1.5 million.

Leasing revenue consists of long-term rental revenue from retail and office income properties, which is recognized as earned, using the straight-line method over the life of each lease.

The components of leasing revenue are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	The Company ($000's)	Predecessor ($000's)	The Company ($000's)	Predecessor ($000's)
Leasing Revenue
Lease Payments	$4,721	$3,171	$12,762	$8,827
Variable Lease Payments	380	209	1,101	599
Total Leasing Revenue	$5,101	$3,380	$13,863	$9,426

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to September 30, 2020, are summarized as follows:

Year Ending December 31,	Amounts ($000's)
Remainder of 2020	$4,638
2021	19,753
2022	19,454
2023	19,488
2024	19,002
2025 and thereafter (cumulative)	86,309
Total	$168,644

See Note 3, “Summary of Significant Accounting Policies” for the accounting treatment of potential lease modifications associated with tenant rent relief requests due to the COVID-19 Pandemic and Note 1, “Business and Organization” for the amount of such rent relief.

 2020 Activity. During the nine months ended September 30, 2020, the Company acquired twenty six single-tenant income properties for a purchase price of approximately $99.3 million, or an acquisition cost of approximately $100.3 million including capitalized acquisition costs. Of the total acquisition cost, approximately $25.8 million was allocated to land, approximately $59.7 million was allocated to buildings and improvements, approximately $16.1 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and approximately $1.3 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was approximately 10.2 years at acquisition.

The single-tenant net lease income properties acquired during the nine months ended September 30, 2020 are described below:

Tenant Description	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price	Remaining Lease Term at Acquisition Date (in years)
7-Eleven	Austin, TX	1/13/2020	6,400	$5,762,416	15.0
7-Eleven (1)	Georgetown, TX	1/13/2020	7,726	4,300,474	15.0
Conn's HomePlus	Hurst, TX	1/10/2020	37,957	6,100,000	11.6
Lehigh Gas Wholesale Services, Inc.	Highland Heights, KY	2/03/2020	2,578	4,250,000	10.8
American Multi-Cinema, Inc.	Tyngsborough, MA	2/19/2020	39,474	7,055,000	10.1
Hobby Lobby	Tulsa, OK	2/28/2020	84,180	12,486,334	10.8
Long John Silver's	Tulsa, OK	2/28/2020	3,000	263,666	N/A
Old Time Pottery	Orange Park, FL	2/28/2020	84,180	6,311,702	10.4
Freddy's Frozen Custard	Orange Park, FL	2/28/2020	3,200	303,298	6.8
Hobby Lobby	Arden, NC	6/24/2020	55,000	7,986,753	11.2
Walmart	Howell, MI	6/30/2020	214,172	20,590,000	6.6
Advanced Auto Parts	Severn, MD	9/14/2020	6,876	2,588,491	14.5
Dollar General	Heuvelton, NY	9/14/2020	9,342	1,461,580	12.1
Dollar General	Winthrop, NY	9/14/2020	9,167	1,588,975	11.0
Dollar General	Salem, NY	9/14/2020	9,199	1,484,824	13.0
Dollar General	Harrisville, NY	9/14/2020	9,309	1,466,305	13.3
Dollar General	Newtonsville, OH	9/14/2020	9,290	1,164,116	9.7
Dollar General	Hammond, NY	9/14/2020	9,219	1,383,938	12.3
Dollar General	Barker, NY	9/14/2020	9,275	1,438,956	13.2
Dollar General	Chazy, NY	9/14/2020	9,277	1,672,816	11.0
Dollar General	Milford, ME	9/21/2020	9,128	1,605,840	13.1
Dollar General	Limestone, ME	9/21/2020	9,167	1,455,766	13.1
Dollar General	Bingham, ME	9/21/2020	9,345	1,522,453	13.1
Dollar General	Willis, TX	9/23/2020	9,138	1,774,233	14.9
Dollar General	Somerville, TX	9/23/2020	9,252	1,472,062	14.8
Dollar General	Odessa, TX	9/30/2020	9,127	1,792,349	14.8
	Total / Weighted Average		673,978	$99,282,347	10.8

(1)	Cash rent has not yet commenced on this lease, although control of the property has been transferred to the tenant. Cash rent on this property is expected to commence following the completion of certain tenant improvements. See Note 16, “Commitments and Contingencies” for further disclosure.

On September 25, 2020, the Company sold its single-tenant income property, classified as held for sale as of June 30, 2020, leased to Outback Steakhouse located in Charlottesville, Virginia, for a sales price of approximately $5.1 million, reflecting an exit cap rate of approximately 5.8%. The Company’s gain on the sale was approximately $287,000, or $0.03 per diluted share.

2019 Predecessor Activity. During the nine months ended September 30, 2019, the Predecessor acquired five single-tenant net lease income properties for an aggregate purchase price of approximately $26.8 million, or an aggregate acquisition cost of approximately $27.0 million including capitalized acquisition costs. Of the total acquisition cost, approximately $10.0 million was allocated to land, approximately $13.8 million was allocated to buildings and improvements, approximately $3.6 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and approximately $0.4 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was approximately 10.6 years at acquisition.

The single-tenant net lease income properties acquired during the nine months ended September 30, 2019 are described below:

Tenant Description	Property Location	Date of Acquisition	Property Square-Feet		Purchase Price	Remaining Lease Term at Acquisition Date (in years)
Hobby Lobby	Winston-Salem, NC	5/16/2019	55,000		$8,075,000	10.9
Walgreens	Birmingham, AL	6/05/2019	14,516		5,500,000	9.8
Family Dollar	Lynn, MA	6/07/2019	9,228		2,100,000	4.8
Walgreens	Albany, GA	6/21/2019	14,770		3,634,000	13.6
Live Nation Entertainment, Inc.	East Troy, WI	8/30/2019	N/A	(1)	7,500,000	10.6
	Total / Weighted Average		93,514		$26,809,000	10.4

(1)	The Alpine Valley Music Theatre, leased to Live Nation Entertainment, Inc., is an entertainment venue consisting of a two-sided, open-air, 7,500-seat pavilion; an outdoor amphitheater with a capacity for 37,000; and over 150 acres of green space.

There were no income properties disposed of during the nine months ended September 30, 2019.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$1,885,906	$1,885,906	$12,341,978	$12,341,978
Long-Term Debt - Level 2	$87,853,998	$87,853,998	$—	$—

The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following table presents the fair value of assets measured on a recurring basis by Level as of September 30, 2020. There were no assets or liabilities measured on a recurring basis by Level as of December 31, 2019.

Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	9/30/2020	Assets (Level 1)	(Level 2)	(Level 3)
Interest Rate Swap	$(618,563)	$—	$(618,563)	$—

NOTE 6. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020	December 31, 2019
Intangible Lease Assets:
Value of In-Place Leases	$25,104,956	$14,479,323
Value of Above Market In-Place Leases	2,186,801	1,625,325
Value of Intangible Leasing Costs	10,795,962	6,544,079
Sub-total Intangible Lease Assets	38,087,719	22,648,727
Accumulated Amortization	(3,080,072)	(291,094)
Sub-total Intangible Lease Assets—Net	35,007,647	22,357,633
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(3,189,862)	(1,933,416)
Sub-total Intangible Lease Liabilities	(3,189,862)	(1,933,416)
Accumulated Amortization	278,985	25,223
Sub-total Intangible Lease Liabilities—Net	(2,910,877)	(1,908,193)
Total Intangible Assets and Liabilities—Net	$32,096,770	$20,449,440

The following table reflects the net amortization of intangible assets and liabilities during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	The Company	Predecessor	The Company	Predecessor
Depreciation and Amortization Expense	$1,036,771	$454,715	$2,644,623	$1,256,582
Increase to Income Properties Revenue	(28,679)	(68,106)	(76,853)	(193,018)
Net Amortization of Intangible Assets and Liabilities	$1,008,092	$386,609	$2,567,770	$1,063,564

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows:

		Future Accretion	Net Future
	Future	to Income	Amortization of
	Amortization	Property	Intangible Assets
Year Ending December 31,	Expense	Revenue	and Liabilities
Remainder of 2020	$1,094,053	$(27,919)	$1,066,134
2021	4,376,214	(111,676)	4,264,538
2022	4,376,214	(111,676)	4,264,538
2023	4,376,214	(111,676)	4,264,538
2024	4,145,681	(100,345)	4,045,336
2025 and thereafter	14,644,595	(452,909)	14,191,686
Total	$33,012,971	$(916,201)	$32,096,770

As of September 30, 2020, the weighted average amortization period of both the total intangible assets and liabilities was approximately 9.1 years.

NOTE 7. OTHER ASSETS

Other assets consisted of the following:

	As of
	September 30, 2020	December 31, 2019
Tenant Receivables	$189,122	$—
Accrued Unbilled Tenant Receivables	576,203	—
Prepaid Insurance (1)	62,835	498,999
Deposits on Acquisitions	125,000	200,000
Prepaid and Deposits - Other	419,748	88,318
Total Other Assets	$1,372,908	$787,317

(1)	As of September 30, 2020 and December 31, 2019, includes prepaid insurance for property, general liability, and director and officers.

NOTE 8. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

	As of
	September 30, 2020	December 31, 2019
Accounts Payable	$274,574	$462,524
Accrued Expenses	1,999,413	311,342
Dividend Payable (1)	—	70,984
Accrual for Tenant Improvement	—	626,872
Interest Rate Swap	618,563	—
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$2,892,550	$1,471,722

(1)	As of December 31, 2019, includes the dividends declared and payable of $0.058 per share on the 1,223,854 OP Units due to CTO.

NOTE 9. LONG-TERM DEBT

As of September 30, 2020, the Company’s outstanding indebtedness, at face value, was as follows:

	Face Value Debt	Stated Interest Rate	Maturity Date
Credit Facility	$88,308,854	30-Day LIBOR + 1.35% - 1.95% (1)	November 2023
Total Debt/Weighted-Average Rate	$88,308,854	1.69%

(1)	Effective April 30, 2020, the Company utilized an Interest Rate Swap to achieve a fixed interest rate of 0.48% plus the applicable spread on approximately $50 million of the outstanding balance on the Credit Facility.

Credit Facility. On November 26, 2019, the Company and the Operating Partnership entered into a credit agreement (the “Credit Agreement”) with a group of lenders for a senior unsecured revolving credit facility (the “Credit Facility”) in the maximum aggregate initial original principal amount of up to $100 million and includes an accordion feature that may allow the Operating Partnership to increase the availability under the Credit Facility by an additional $50 million, subject to meeting specified requirements and obtaining additional commitments from lenders. BMO Capital Markets Corp. and Raymond James Bank, N.A. are joint lead arrangers and joint bookrunners, with Bank of Montreal (“BMO”) as administrative agent. The Credit Facility has a base term of four years, with the ability to extend the base term for one year.

On October 16, 2020, the Company executed the second amendment to the Credit Facility (the “Second Amendment”), with the addition of two lenders, Huntington National Bank and Truist Bank, respectively. As a result of the Second Amendment, the Credit Facility has a total borrowing capacity of $150 million with the ability to increase that capacity up to $200 million during the term, utilizing an accordion feature, subject to lender approval.

Pursuant to the Credit Agreement, the indebtedness outstanding under the Credit Facility accrues at a rate ranging from the 30-day LIBOR plus 135 basis points to the 30-day LIBOR plus 195 basis points, based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Operating Partnership, as defined in the Credit Agreement.

 The Operating Partnership is subject to customary restrictive covenants under the Credit Facility, including, but not limited to, limitations on the Operating Partnership’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. The Credit Facility also contains financial covenants covering the Operating Partnership, including but not limited to, tangible net worth and fixed charge coverage ratios. In addition, the Operating Partnership is subject to additional financial maintenance covenants as described in the Credit Agreement. On June 30, 2020, the Company and the Operating Partnership entered into the first amendment to the Credit Agreement with the lenders whereby the tangible net worth covenant was adjusted to be more reflective of market terms.

At September 30, 2020, the current commitment level under the Credit Facility was $100 million and the Company had an outstanding balance of $88.3 million. With the increase in the commitment level on October 16, 2020 to $150 million, the available borrowing capacity under the Credit Facility, which was limited based on the level of borrowing base assets, was $46.5 million.

Long-term debt as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020		December 31, 2019
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$88,308,854	$—	$—	$—
Loan Costs, net of accumulated amortization	(454,856)	—	—	—
Total Long-Term Debt	$87,853,998	$—	$—	$—

Payments applicable to reduction of principal amounts as of September 30, 2020 will be required as follows:

Year Ending December 31,	Amount
Remainder of 2020	$—
2021	—
2022	—
2023	88,308,854
2024	—
2025 and thereafter	—
Total Long-Term Debt - Face Value	$88,308,854

As of September 30, 2020, the Company’s long-term debt includes initial deferred financing costs of approximately $604,000, net of accumulated amortization, of approximately $149,000. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated and combined statements of operations. As of December 31, 2019, these costs were reflected as deferred expenses on the accompanying consolidated balance sheets as there was no outstanding debt as of December 31, 2019.

The following table reflects a summary of interest expense incurred and paid during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	The Company ($000's)	Predecessor ($000's)	The Company ($000's)	Predecessor ($000's)
Interest Expense	$340	$—	$845	$—
Amortization of Loan Costs	44	—	132	—
Total Interest Expense	$384	$—	$977	$—

Total Interest Paid	$308	$—	$809	$—

The Company was in compliance with all of its debt covenants as of September 30, 2020.

NOTE 10. INTEREST RATE SWAP

During April 2020, the Company entered into an Interest Rate Swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for $50.0 million of the outstanding balance on the Credit Facility as discussed in Note 9, “Long-Term Debt.” During the nine months ended September 30, 2020, the Interest Rate Swap agreement was 100% effective. Accordingly, the change in fair value on the Interest Rate Swap has been included in accumulated other comprehensive loss. As of September 30, 2020, the fair value of our Interest Rate Swap agreement, which was a loss of approximately $619,000, was included in accounts payable, accrued expenses, and other liabilities on the consolidated balance sheets. The Interest Rate Swap was effective on April 30, 2020 and matures on November 26, 2024. The Interest Rate Swap fixed the variable rate debt on the notional amount of related debt of $50.0 million to a fixed rate of 0.48% plus the applicable spread.

NOTE 11. EQUITY

PREDECESSOR EQUITY

The Predecessor equity represents net contributions from and distributions to CTO. Most of the entities included in the Predecessor’s financial statements did not have bank accounts for the periods presented and most cash transactions for the Predecessor were transacted through bank accounts owned by CTO and are included in the Predecessor equity.

DIVIDENDS

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code commencing with its short taxable year beginning on November 26, 2019 and ending on December 31, 2019. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the REIT. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the three and nine months ended September 30, 2020, the Company declared and paid cash dividends on its common stock and OP Units of $0.20 and $0.60 per share, respectively. See Note 17, “Subsequent Events” for disclosure related to the fourth quarter 2020 dividend.

NOTE 12. COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are determined based on the assumption of the conversion of OP Units on a one-for-one basis using the treasury stock method at average market prices for the periods.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	The Company	Predecessor	The Company	Predecessor
Net Income Attributable to Alpine Income Property Trust, Inc.	$546,103	$998,739	$799,010	$2,925,819

Weighted Average Number of Common Shares Outstanding	7,455,281	N/A	7,632,660	N/A
Common Shares Applicable to OP Units using Treasury Stock Method	1,223,854	N/A	1,223,854	N/A
Total Shares Applicable to Diluted Earnings per Share	8,679,135	N/A	8,856,514	N/A

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$0.07	N/A	$0.10	N/A
Diluted	$0.06	N/A	$0.09	N/A

NOTE 13. SHARE REPURCHASES

In March 2020, the Board approved a $5 million stock repurchase program (the “$5 Million Repurchase Program”). During the first half of 2020, the Company repurchased 456,237 shares of its common stock on the open market for a total cost of approximately $5 million, or an average price per share of $11.02 which completed the $5 Million Repurchase Program.

NOTE 14. STOCK-BASED COMPENSATION

In connection with the closing of the IPO, on November 26, 2019, the Company granted restricted shares of common stock to each of the non-employee directors under the Individual Plan. Each of the non-employee directors received an award of 2,000 restricted shares of common stock on November 26, 2019. The restricted shares will vest in substantially equal installments on each of the first, second and third anniversaries of the grant date. In addition, the restricted shares are subject to a holding period beginning on the grant date and ending on the date that the grantee ceases to serve as a member of the Board (the “Holding Period”). During the Holding Period, the restricted shares may not be sold, pledged or otherwise transferred by the grantee. Except for the grant of these 8,000 restricted shares of Common Stock, the Company has not made any grants under the Equity Incentive Plans. Any future grants under the Equity Incentive Plans will be approved by the independent members of the compensation committee of the Board. The 2019 non-employee director share awards had an aggregate grant date fair value of approximately $150,000. The Company’s determination of the grant date fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the vesting period and is included in general and administrative expenses in the Company’s consolidated statements of operations. During the three and nine months ended September 30, 2020, the Company recognized stock compensation expense totaling approximately $13,000 and $38,000, respectively, which is included in general and administrative expenses in the consolidated statement of operations.

A summary of activity for these awards during the nine months ended September 30, 2020, is presented below:

Wtd. Avg.
Non-Vested Restricted Shares	Shares	Fair Value
Outstanding at January 1, 2020	8,000	$18.80
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at September 30, 2020	8,000	$18.80

As of September 30, 2020, there was approximately $108,000 of unrecognized compensation cost related to the three-year vest restricted shares, which will be recognized over a remaining period of 2.2 years.

Each member of the Board has the option to receive his or her annual retainer in shares of Company common stock rather than cash. The number of shares awarded to the directors making such election is calculated quarterly by dividing the amount of the quarterly retainer payment due to such director by the trailing 20-day average price of the Company’s common stock as of the last business day of the calendar quarter, rounded down to the nearest whole number of shares. During the nine months ended September 30, 2020, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled approximately $163,000, or 10,986 shares, of which 4,098 shares were issued on April 1, 2020, 3,414 shares were issued on July 1, 2020 and 3,474 shares were issued on October 1, 2020.

Stock compensation expense for the three and nine months ended September 30, 2020 is summarized as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2020 ($000's)	September 30, 2020 ($000's)
Stock Compensation Expense – Director Restricted Stock	$13	$38
Stock Compensation Expense – Director Retainers Paid in Stock	54	163
Total Stock Compensation Expense (1)	$67	$201

(1)	Director retainers are issued through additional paid in capital in arrears. Therefore, the change in additional paid in capital during the nine months ended September 30, 2020 is equal to total stock compensation expense of $201,000, less the $54,000 of third quarter 2020 director retainers, as those shares were issued on October 1, 2020, plus the fourth quarter 2019 director retainers of $24,000, as those shares were issued on January 2, 2020.

For the periods prior to November 26, 2019, Predecessor’s stock-based compensation expense, included in general and administrative expenses in the combined statements of operations for the three and nine months ended September 30, 2019, reflected an allocation of a portion of the stock compensation expense of CTO for the applicable periods.

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

 During the three and nine months ended September 30, 2020, the Company incurred management fee expenses which totaled approximately $631,000 and $1.9 million respectively. The Company also paid dividends on the common stock owned by affiliates of its Manager in the amount of approximately $408,000 and $1.2 million for the three and nine months ended September 30, 2020, respectively. There were no Manager dividends or management fees applicable to the three or nine months ended September 30, 2019.

The following table represents amounts due from the Company to CTO:

	As of
Description	September 30, 2020 ($000's)	December 31, 2019 ($000's)
Management Fee due to CTO (1)	$631	$254
Dividend Payable on OP Units	—	71
Other	(1)	56
Total	$630	$381

(1)	Included in Accrued Expenses, see Note 8, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

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

In deciding whether to issue additional debt or equity securities, we will rely, in part, on recommendations made by our Manager. While such decisions are subject to the approval of our Board, our Manager is entitled to be paid a base management fee that is based on our “total equity” (as defined in the Management Agreement). As a result, our Manager may have an incentive to recommend that we issue additional equity securities at dilutive prices.

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

CONTRACTUAL COMMITMENTS - EXPENDITURES

On January 13, 2020, the Company acquired a property in Georgetown, Texas leased to 7-Eleven (“7-Eleven-Georgetown”). As of September 30, 2020, cash rent has not yet commenced on this lease, although control of the property has been transferred to the tenant. During the three months ended September 30, 2020, the Company incurred approximately $388,000 of tenant improvements related to 7-Eleven-Georgetown. Additionally, approximately $519,000 of tenant improvements are expected to be completed during October 2020, for a total commitment of approximately $907,000 as of September 30, 2020.  Pursuant to the lease with 7-Eleven, upon completion of the tenant improvements, the tenant will fund $360,000 to the Company as a partial reimbursement, for total anticipated net cash outlay of approximately $547,000. The Company anticipates rent to commence prior to the end of 2020 upon completion of the remaining tenant improvements.

NOTE 17. SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions through October 30, 2020, the date the consolidated and combined financial statements were available to be issued.

OCTOBER 2020 RENT UPDATE

As of October 30, 2020, the Company had received October 2020 payments from tenants representing 100% of the CBR due for the month of October 2020.

CREDIT FACILITY

On October 16, 2020, the Company executed the Second Amendment to the Credit Facility, with the addition of two lenders, Huntington National Bank and Truist Bank, respectively. As a result of the Second Amendment, the Credit Facility has a total borrowing capacity of $150 million with the ability to increase that capacity up to $200 million during the term, utilizing an accordion feature, subject to lender approval.

FOURTH QUARTER 2020 DIVIDEND

The Company declared a fourth quarter 2020 cash dividend of $0.22 per share, representing a 10% increase from the third quarter 2020. The dividend is payable on December 31, 2020 to stockholders of record as of December 15, 2020.

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

COVID-19 PANDEMIC

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has spread throughout the United States. The spread of the COVID-19 Pandemic has continued to cause significant volatility in the U.S. and international markets, and in many industries, business activity has experienced period of almost complete shutdown. There continues to be uncertainty around the duration and severity of business disruptions related to the COVID-19 Pandemic, as well as its impact on the U.S. economy and international economies.

The Company collected 100% of the Contractual Base Rent due for the three months ended September 30, 2020. Contractual Base Rent (“CBR”) represents the amount owed to the Company under the current terms of its lease agreements. The Company has previously agreed to defer or abate certain CBRs in exchange for additional lease term or other lease enhancing additions that equated to approximately 6% of contractual rents. Additionally, the portfolio remains 100% occupied as of September 30, 2020. In general, the repayment of the deferred CBR began in the third quarter of 2020, with ratable payments continuing, in some cases, through the end of 2021. The Company has not yet reached an agreement with a tenant responsible for approximately 2% of CBR due during the three months ended June 30, 2020, however, this tenant has made 100% of its CBR payments due for the three months ended September 30, 2020. See Note 17, “Subsequent Events” for the Company’s disclosure related to October 2020 rent collections.

An assessment of the current or identifiable potential financial and operational impacts on the Company as a result of the COVID-19 Pandemic are as follows:

●	When the pandemic was declared, given the uncertainties created by the COVID-19 Pandemic and the impact on the capital markets, the U.S. economy, and PINE’s tenants, the Company temporarily suspended its activities directed at identifying additional acquisition opportunities. Towards the end of the second quarter of 2020, the Company reached agreements with tenants for rent deferrals and abatements and the Company completed the acquisition of two properties for an aggregate purchase price of approximately $28.6 million. During the third quarter of 2020, the Company completed the acquisition of fifteen properties for an aggregate purchase price of approximately $23.9 million, for total year-to-date acquisitions of approximately $99.3 million.

●	As a result of the outbreak of the COVID-19 Pandemic, the federal government and the State of Florida issued orders encouraging everyone to remain at their residence and not go into work. In response to these orders and in the best interest of our Manager’s employees and our directors, our Manager implemented significant preventative measures to ensure the health and safety of its employees and our Board of Directors (the “Board”), including:

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

OVERVIEW

We are a real estate company that owns and operates a high-quality portfolio of single-tenant commercial properties, including retail and office, all of which are located in the United States. All of the properties in our portfolio are leased on a long-term basis and located primarily in or in close proximity to major metropolitan statistical areas, or MSAs, and in growth markets and other markets in the United States with favorable economic and demographic conditions. Our properties are primarily leased to industry leading, creditworthy tenants, many of which operate in industries we believe are resistant to the impact of e-commerce. Our portfolio consists of 45 single-tenant, primarily net leased retail and office properties located in 32 markets in 17 states. Twenty of these properties, representing our initial portfolio, were acquired from CTO Realty Growth, Inc. (“CTO”), a public company listed on the New York Stock Exchange (“NYSE”) American under the symbol “CTO”, in our Formation Transactions (as defined within Note 1, “Business and Organization”), utilizing approximately $125.9 million of proceeds from our initial public offering of our common stock (our “IPO”) and the issuance of 1,223,854 units of our operating partnership (the “OP Units”) that had an initial value of approximately $23.3 million based on our IPO price of $19.00 per share (the “IPO Price”). The remaining 26 properties were acquired during the nine months ended September 30, 2020. For four of our properties in our portfolio, we are the lessor in a long-term ground lease to the tenant.

All of the properties in our portfolio are subject to long-term, primarily triple-net leases, which generally require the tenant to pay all of the property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. We have elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2019. We believe that, commencing with such taxable year, we have been organized and have operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws, and we intend to continue to be organized and to operate in such a manner.

Our objective is to maximize cash flow and value per share by generating stable and growing cash flows and attractive risk-adjusted returns through owning, operating and growing a diversified portfolio of high-quality single-tenant, net leased commercial properties with strong long-term real estate fundamentals. The 45 properties in our portfolio are 100% occupied and represent approximately 1.5 million of gross rentable square feet with leases that have a weighted average lease term of approximately 8.6 years as of September 30, 2020, based on annualized base rent.

We seek to acquire, own and operate primarily freestanding, single-tenant commercial real estate properties primarily located in our target markets, primarily leased pursuant to triple-net, long-term leases. Within our target markets, we focus on investments in single-tenant retail and office properties. We target tenants in industries that we believe are favorably impacted by current macroeconomic trends that support consumer spending, such as strong and growing employment and positive consumer sentiment, as well as tenants in industries that have demonstrated resistance to the impact of the growing e-commerce retail sector. We also seek to invest in properties that are net leased to tenants that we determine have attractive credit characteristics, stable operating histories and healthy rent coverage levels, are well-located within their market and have rent levels at or below market rent levels. Furthermore, we believe that the size of our company will, for at least the near term, allow us to focus our investment activities on the acquisition of single properties or smaller portfolios of properties that represent a transaction size that most of our publicly-traded net lease REIT peers will not pursue on a consistent basis.

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

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO (our “Manager”). CTO (NYSE American: CTO) is a Florida corporation that is a publicly traded, diversified real estate operating company and the sole member of our Manager.

As of September 30, 2020, the Company owned 45 single-tenant income properties in 17 states. The following is a summary of these properties:

Type	Tenant	S&P Credit Rating (1)	Location	Rentable Square Feet		Remaining Term (Years)	Tenant Extension Options (Number x Years)	Contractual Rent Escalations	Annualized Base Rent (2)
Office	Wells Fargo	A+	Portland, OR	212,363		5.2	3x5	No	$3,137,166
Office	Hilton Grand Vacations	BB	Orlando, FL	102,019		6.2	2x5	Yes	1,825,444
Retail	LA Fitness	CCC+	Brandon, FL	45,000		11.6	3x5	Yes	957,887
Retail	At Home	B-	Raleigh, NC	116,334		12.0	4x5	Yes	732,221
Retail	Century Theatre	B+	Reno, NV	52,474		4.0	3x5	No	693,501
Retail	Container Store	B-	Phoenix, AZ	23,329		9.4	2x5	Yes	725,502
Office	Hilton Grand Vacations	BB	Orlando, FL	31,895		6.2	2x5	Yes	684,319
Retail	Live Nation Entertainment, Inc.	B+	East Troy, WI	N/A	(3)	12.5	N/A	Yes	633,948
Retail	Hobby Lobby	N/A	Winston-Salem, NC	55,000		9.5	3x5	Yes	562,366
Retail	Dick's Sporting Goods	N/A	McDonough, GA	46,315		3.3	4x5	No	472,500
Retail	Jo-Ann Fabric	CCC	Saugus, MA	22,500		8.3	4x5	Yes	468,014
Retail	Walgreens	BBB	Birmingham, AL	14,516		8.5	N/A	No	364,300
Retail	Walgreens	BBB	Alpharetta, GA	15,120		5.1	N/A	No	362,880
Retail	Best Buy	BBB	McDonough, GA	30,038		5.5	4x5	No	337,500
Retail	Walgreens	BBB	Albany, GA	14,770		12.3	N/A	No	258,000
Retail	Outback Steakhouse	B+	Charlotte, NC	6,297		11.0	4x5	Yes	220,074
Retail	Cheddar's (4)	BBB-	Jacksonville, FL	8,146		7.0	4x5	Yes	186,150
Retail	Scrubbles Car Wash (4)	N/A	Jacksonville, FL	4,512		17.1	4x5	Yes	188,602
Retail	Family Dollar	BBB-	Lynn, MA	9,228		3.5	7x5	No	160,000
Retail	7-Eleven	AA-	Austin, TX	6,400		14.5	3x5	Yes	376,871
Retail	7-Eleven	AA-	Georgetown, TX	7,726		15.0	4x5	Yes	278,652
Retail	Conn's HomePlus	B-	Hurst, TX	37,957		10.9	4x5	No	451,688
Retail	Lehigh Gas Wholesale Services, Inc.	N/A	Highland Heights, KY	2,578		10.2	4x5	Yes	329,447
Retail	American Multi-Cinema, Inc.	CCC+	Tyngsborough, MA	39,474		12.5	2x5	No	507,181
Retail	Hobby Lobby	N/A	Tulsa, OK	84,180		10.3	4x5	No	841,800
Retail	Long John Silver's (4)	N/A	Tulsa, OK	3,000		-	N/A	No	24,000
Retail	Old Time Pottery	N/A	Orange Park, FL	84,180		9.8	2x5	Yes	439,403
Retail	Freddy's Frozen Custard (4)	N/A	Orange Park, FL	3,200		6.2	4x5	Yes	98,812
Retail	Hobby Lobby	N/A	Arden, NC	55,000		10.9	3x5	Yes	545,626
Retail	Walmart	AA	Howell, MI	214,172		6.3	5x5	No	1,369,262
Retail	Advanced Auto Parts	BBB-	Severn, MD	6,876		14.4	3x5	Yes	147,544
Retail	Dollar General	BBB	Heuvelton, NY	9,342		12.1	4x5	Yes	103,626
Retail	Dollar General	BBB	Winthrop, NY	9,167		10.9	4x5	Yes	113,135
Retail	Dollar General	BBB	Salem, NY	9,199		12.9	4x5	Yes	105,274
Retail	Dollar General	BBB	Harrisville, NY	9,309		13.3	4x5	Yes	103,961
Retail	Dollar General	BBB	Newtonsville, OH	9,290		9.7	5x5	Yes	83,234
Retail	Dollar General	BBB	Hammond, NY	9,219		12.3	4x5	Yes	98,398
Retail	Dollar General	BBB	Barker, NY	9,275		13.2	4x5	Yes	102,022
Retail	Dollar General	BBB	Chazy, NY	9,277		11.0	4x5	Yes	119,344
Retail	Dollar General	BBB	Milford, ME	9,128		13.1	3x5	Yes	110,000
Retail	Dollar General	BBB	Limestone, ME	9,167		13.1	3x5	Yes	99,720
Retail	Dollar General	BBB	Bingham, ME	9,345		13.1	3x5	Yes	104,288
Retail	Dollar General	BBB	Willis, TX	9,138		14.8	3x5	Yes	114,484
Retail	Dollar General	BBB	Somerville, TX	9,252		14.8	3x5	Yes	95,864
Retail	Dollar General	BBB	Odessa, TX	9,127		14.8	3x5	Yes	116,624
		Total / Weighted Average		1,483,834		8.6			$19,850,634

(1)	Tenant, or tenant parent, credit rating as of September 30, 2020.
(2)	Annualized straight-line base rental income in place as of September 30, 2020.
(3)	The Alpine Valley Music Theatre, leased to Live Nation Entertainment, Inc., is an entertainment venue consisting of a two-sided, open-air, 7,500-seat pavilion; an outdoor amphitheater with a capacity for 37,000; and over 150 acres of green space.
(4)	We are the lessor in a ground lease with the tenant. Rentable square feet represents improvements on the property that revert to us at the expiration of the lease.

SUMMARY OF OPERATING RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2020 COMPARED TO SEPTEMBER 30, 2019 (1)

	Three Months Ended
	September 30, 2020	September 30, 2019
	The Company	Predecessor
Revenues:
Lease Income	$5,100,803	$3,379,595
Total Revenues	5,100,803	3,379,595
Operating Expenses:
Real Estate Expenses	553,482	386,965
General and Administrative Expenses	1,119,807	564,251
Depreciation and Amortization	2,694,778	1,429,640
Total Operating Expenses	4,368,067	2,380,856
Gain on Disposition of Assets	287,375	—
Net Income from Operations	1,020,111	998,739
Interest Expense	384,360	—
Net Income	635,751	998,739
Less: Net Income Attributable to Noncontrolling Interest	(89,648)	—
Net Income Attributable to Alpine Income Property Trust, Inc.	$546,103	$998,739

(1)	Results of operations prior to November 25, 2019 represent the Predecessor activity of CTO. Subsequent to November 26, 2019, upon the acquisition of the Initial Portfolio from CTO, the results of operations are presented on a new basis of accounting pursuant to ASC 805.

General and Administrative Expenses for the Three Months Ended September 30, 2020 and 2019:

	Three Months Ended
	September 30, 2020	September 30, 2019
	The Company	Predecessor
Management Fee to Manager	$630,950	$—
Director Stock Compensation Expense (1)	66,554	166,778
Director & Officer Insurance Expense	111,250	—
Additional General and Administrative Expense	311,053	—
Allocation of Predecessor General and Administrative Expense	—	397,473
Total General and Administrative Expenses	$1,119,807	$564,251

(1)	For the Predecessor periods presented, stock compensation expense represents an allocation from CTO.

Revenue and Direct Cost of Revenues

Revenue from our income property operations during the quarter ended September 30, 2020 (the Company) and September 30, 2019 (Predecessor), totaled approximately $5.1 million and $3.4 million, respectively. The increase in the respective revenues during the periods presented is reflective of the increase in the Company’s income property portfolio during the nine months ended September 30, 2020. The direct costs of revenues for our income property operations totaled approximately $553,000 and $387,000 for the three months ended September 30, 2020 (the Company) and September 30, 2019 (Predecessor), respectively. The increase in the direct cost of revenues is also due to the increase in the Company’s income property portfolio during the nine months ended September 30, 2020.

General and Administrative Expenses

General and administrative expenses totaled approximately $1.1 million and $564,000 for the three months ended September 30, 2020 (the Company) and September 30, 2019 (Predecessor), respectively. Changes in general and administrative expenses are primarily due to the changes in the nature of such expenses, as the three months ended September 30, 2019 represents an allocation of the Predecessor parent company expenses versus actual general and administrative expenses incurred by the Company. The Predecessor general and administrative expenses were not indicative of the amount of general and administrative expenses the Company expects to incur on an annual basis subsequent to the IPO.

Depreciation and Amortization

Depreciation and amortization expense totaled approximately $2.7 million and $1.4 million for the three months ended September 30, 2020 (the Company) and September 30, 2019 (Predecessor), respectively. The increase in the depreciation and amortization expense is reflective of the increase in the Company’s income property portfolio during the nine months ended September 30, 2020.

Net Income

Net income totaled approximately $636,000 and $1.0 million for the three months ended September 30, 2020 (the Company) and September 30, 2019 (Predecessor), respectively. In addition to the impacts described above, the decrease in net income for the three months ended September 30, 2020 (the Company) as compared to the three months ended September 30, 2019 (Predecessor) reflects the following elements:

●	An increase in gain on disposition of assets totaling approximately $287,000, or $0.03 per diluted share, attributable to the disposition of one single-tenant income property during the three months ended September 30, 2020 with no gains recognized during the comparable Predecessor period; and

●	An increase in interest expense totaling approximately $384,000 related to the outstanding balance on the Company’s Credit Facility, utilized to fund the year-to-date income property acquisitions. No interest expense was allocated to the comparable Predecessor period by CTO.

SUMMARY OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO SEPTEMBER 30, 2019 (1)

	Nine Months Ended
	September 30, 2020	September 30, 2019
	The Company	Predecessor
Revenues:
Lease Income	$13,862,514	$9,426,482
Total Revenues	13,862,514	9,426,482
Operating Expenses:
Real Estate Expenses	1,703,955	1,138,539
General and Administrative Expenses	3,535,608	1,415,330
Depreciation and Amortization	7,003,602	3,946,794
Total Operating Expenses	12,243,165	6,500,663
Gain on Disposition of Assets	287,375	—
Net Income from Operations	1,906,724	2,925,819
Interest Expense	976,648	—
Net Income	930,076	2,925,819
Less: Net Income Attributable to Noncontrolling Interest	(131,066)	—
Net Income Attributable to Alpine Income Property Trust, Inc.	$799,010	$2,925,819

(1)	Results of operations prior to November 25, 2019 represent the Predecessor activity of CTO. Subsequent to November 26, 2019, upon the acquisition of the Initial Portfolio from CTO, the results of operations are presented on a new basis of accounting pursuant to ASC 805.

General and Administrative Expenses for the Nine Months Ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30, 2020	September 30, 2019
	The Company	Predecessor
Management Fee to Manager	$1,923,148	$—
Director Stock Compensation Expense (1)	201,421	438,603
Director & Officer Insurance Expense	339,931	—
Additional General and Administrative Expense	1,071,108	—
Allocation of Predecessor General and Administrative Expense	—	976,727
Total General and Administrative Expenses	$3,535,608	$1,415,330

(1)	For the Predecessor periods presented, stock compensation expense represents an allocation from CTO.

Revenue and Direct Cost of Revenues

Revenue from our income property operations during the nine months ended September 30, 2020 (the Company) and September 30, 2019 (Predecessor), totaled approximately $13.9 million and $9.4 million, respectively. The increase in the respective revenues during the periods presented is reflective of the increase in the Company’s income property portfolio during the nine months ended September 30, 2020. The direct costs of revenues for our income property operations totaled approximately $1.7 million and $1.1 million for the nine months ended September 30, 2020 (the Company) and September 30, 2019 (Predecessor), respectively. The increase in the direct cost of revenues is also due to the increase in the Company’s income property portfolio during the nine months ended September 30, 2020. Additionally, the nine months ended September 30, 2020 included higher than expected direct cost of revenues of approximately $107,000 which were the result of expensing costs associated with our due diligence on approximately $75 million of potential income property acquisitions which were terminated at the outset of the COVID-19 Pandemic.

General and Administrative Expenses

General and administrative expenses totaled approximately $3.5 million and $1.4 million for the nine months ended September 30, 2020 (the Company) and September 30, 2019 (Predecessor), respectively. Changes in general and administrative expenses are primarily due to the changes in the nature of such expenses, as the nine months ended September 30, 2019 represents an allocation of the Predecessor parent company expenses versus actual general and administrative expenses incurred by the Company. The Predecessor general and administrative expenses were not indicative of the amount of general and administrative expenses the Company expects to incur on an annual basis subsequent to the IPO. During the nine months ended September 30, 2020, general and administrative expenses were impacted by the recognition of approximately $288,000 of costs associated with audit services related to the 2019 annual audit. The fees associated with our annual audit are recognized as the services are incurred, which typically occurs ratably throughout the year.

Depreciation and Amortization

Depreciation and amortization expense totaled approximately $7.0 million and $3.9 million for the nine months ended September 30, 2020 (the Company) and September 30, 2019 (Predecessor), respectively. The increase in the depreciation and amortization expense is reflective of the increase in the Company’s income property portfolio during the nine months ended September 30, 2020.

Net Income

Net income totaled approximately $799,000 and $2.9 million for the nine months ended September 30, 2020 (the Company) and September 30, 2019 (Predecessor), respectively. In addition to the impacts described above, the decrease in net income for the nine months ended September 30, 2020 (the Company) as compared to the nine months ended September 30, 2019 (Predecessor) reflects the following elements:

●	An increase in gain on disposition of assets totaling approximately $287,000, or $0.03 per diluted share, attributable to the disposition of one single-tenant income property during the nine months ended September 30, 2020 with no gains recognized during the comparable Predecessor period; and

●	An increase in interest expense totaling approximately $1.0 million related to the outstanding balance on the Company’s Credit Facility, utilized to fund the year-to-date income property acquisitions. No interest expense was allocated to the comparable Predecessor period by CTO.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled approximately $1.9 million at September 30, 2020, and we had no restricted cash.

Long-term debt, at face value, totaled $88.3 million at September 30, 2020, representing an increase of $88.3 million from no balance at December 31, 2019. The increase in the long-term debt was due to the draws on our Credit Facility which funds were used to facilitate the acquisition of twenty six income properties during the nine months ended September 30, 2020.

As of September 30, 2020, the Company’s outstanding indebtedness, at face value, was as follows:

	Face Value Debt	Stated Interest Rate	Maturity Date
Credit Facility	$88,308,854	30-Day LIBOR + 1.35% - 1.95% (1)	November 2023
Total Debt/Weighted-Average Rate	$88,308,854	1.69%

(1)	Effective April 30, 2020, the Company utilized an Interest Rate Swap to achieve a fixed interest rate of 0.48% plus the applicable spread on approximately $50 million of the outstanding balance on the Credit Facility.

Credit Facility. The Company’s revolving credit facility (the “Credit Facility”), with Bank of Montreal (“BMO”) serving as the administrative agent for the lenders thereunder, is unsecured with regard to our income property portfolio but is guaranteed by certain wholly owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Raymond James. The Credit Facility had an initial total borrowing capacity of $100 million with the ability to increase that capacity up to $150 million during the base term, subject to lender approval.

On October 16, 2020, the Company executed the second amendment to the Credit Facility (the “Second Amendment”), with the addition of two lenders, Huntington National Bank and Truist Bank, respectively. As a result of the Second Amendment, the Credit Facility has a total borrowing capacity of $150 million with the ability to increase that capacity up to $200 million during the term, utilizing an accordion feature, subject to lender approval.

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

At September 30, 2020, the current commitment level under the Credit Facility was $100.0 million the Credit Facility and the Company had an outstanding balance of $88.3 million. With the increase in the commitment level on October 16, 2020 to $150.0 million, the available borrowing capacity under the Credit Facility was $46.5 million, which was limited based on the level of borrowing base assets.

The Operating Partnership is subject to customary restrictive covenants under the Credit Facility, including, but not limited to, limitations on the Operating Partnership’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. The Credit Facility also contains financial covenants covering the Operating Partnership, including but not limited to, tangible net worth and fixed charge coverage ratio. In addition, the Operating Partnership is subject to additional financial maintenance covenants as described in the Credit Agreement. On June 30, 2020, the Company and the Operating Partnership entered into the first amendment to the Credit Agreement with the lenders whereby the tangible net worth covenant was adjusted to be more reflective of market terms.

Acquisitions and Investments. As noted previously, the Company’s operations commenced on November 26, 2019 and we did not acquire any single-tenant income properties during the period beginning with the commencement of our operations and December 31, 2019. During the nine months ended September 30, 2020, we acquired twenty six single-tenant, net leased properties for a total investment of approximately $100.3 million.

When the pandemic was declared, given the uncertainties created by the COVID-19 Pandemic and the impact on the capital markets, the U.S. economy, and PINE’s tenants, the Company temporarily suspended its activities directed at identifying additional acquisition opportunities. Towards the end of the second quarter of 2020, the Company completed the acquisition of two properties for an aggregate purchase price of approximately $28.6 million. During the third quarter of 2020, the Company completed the acquisition of fifteen properties for an aggregate purchase price of approximately $23.9 million, for total year-to-date acquisitions of approximately $99.3 million.

Dispositions. During the nine months ended September 30, 2020, the sold its single-tenant income property, classified as held for sale as of June 30, 2020, leased to Outback Steakhouse located in Charlottesville, Virginia, for a sales price of approximately $5.1 million, reflecting an exit cap rate of approximately 5.75%. The Company’s gain on the sale was approximately $287,000, or $0.03 per diluted share.

Capital Expenditures. On January 13, 2020, the Company acquired a property in Georgetown, Texas leased to 7-Eleven (“7-Eleven-Georgetown”). As of September 30, 2020, cash rent has not yet commenced on this lease, although control of the property has been transferred to the tenant. During the three months ended September 30, 2020, the Company incurred approximately $388,000 of tenant improvements related to 7-Eleven-Georgetown. Additionally, approximately $519,000 of tenant improvements are expected to be completed during October 2020, for a total commitment of approximately $907,000 as of September 30, 2020.  Pursuant to the lease with 7-Eleven, upon completion of the tenant improvements, the tenant will fund $360,000 to the Company as a partial reimbursement, for total anticipated net cash outlay of approximately $547,000. The Company anticipates rent to commence prior to the end of 2020 upon completion of the remaining tenant improvements.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations and approximately $46.5 million of available capacity on the existing $150.0 million Credit Facility, based on our current borrowing base of income properties, as of September 30, 2020.

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

Reconciliation of Non-GAAP Measures:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	The Company	Predecessor	The Company	Predecessor
Net Income	$635,751	$998,739	$930,076	$2,925,819
Depreciation and Amortization	2,694,778	1,429,640	7,003,602	3,946,794
Gain on Disposition of Assets	(287,375)	—	(287,375)	—
Funds from Operations	$3,043,154	$2,428,379	$7,646,303	$6,872,613
Adjustments:
Straight-Line Rent Adjustment	$(299,106)	$(113,970)	$(1,236,699)	$(335,982)
COVID-19 Rent Deferrals	86,342	—	(538,351)	—
Non-Cash Compensation	66,554	166,778	201,421	438,603
Amortization of Deferred Loan Costs to Interest Expense	44,267	—	132,327	—
Amortization of Intangible Assets and Liabilities to Lease Income	(28,679)	(68,106)	(76,853)	(193,018)
Accretion of Tenant Contribution	(3,326)	—	(9,934)	—
Amortization of Deferred Expenses to Lease Income	—	75,607	—	226,823
Recurring Capital Expenditures	—	—	(33,302)	—
Adjusted Funds from Operations	$2,909,206	$2,488,688	$6,084,912	$7,009,039

Weighted Average Number of Common Shares:
Basic	7,455,281	N/A	7,632,660	N/A
Diluted	8,679,135	N/A	8,856,514	N/A

Other Data:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	The Company	Predecessor	The Company	Predecessor
FFO	$3,043,154	$2,428,379	$7,646,303	$6,872,613
FFO per diluted share	$0.35	$—	$0.86	$—
AFFO	$2,909,206	$2,488,688	$6,084,912	$7,009,039
AFFO per diluted share	$0.34	$—	$0.69	$—

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

On January 13, 2020, the Company acquired a property in Georgetown, Texas leased to 7-Eleven (“7-Eleven-Georgetown”). As of September 30, 2020, cash rent has not yet commenced on this lease, although control of the property has been transferred to the tenant. During the three months ended September 30, 2020, the Company incurred approximately $388,000 of tenant improvements related to 7-Eleven-Georgetown. Additionally, approximately $519,000 of tenant improvements are expected to be completed during October 2020, for a total commitment of approximately $907,000 as of September 30, 2020.  Pursuant to the lease with 7-Eleven, upon completion of the tenant improvements, the tenant will fund $360,000 to the Company as a partial reimbursement, for total anticipated net cash outlay of approximately $547,000. The Company anticipates rent to commence prior to the end of 2020 upon completion of the remaining tenant improvements.

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

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease. Upon acquisition of real estate, the Company determines whether the transaction is a business combination, which is accounted for under the acquisition method, or an acquisition of assets. For both types of transactions, the Company recognizes and measures identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree based on their relative fair values. For business combinations, the Company recognizes and measures goodwill or gain from a bargain purchase, if applicable, and expenses acquisition-related costs in the periods in which the costs are incurred. For acquisitions of assets, acquisition-related costs are capitalized on the Company's consolidated balance sheets. If the Company acquires real estate and simultaneously enters into a new lease of the real estate the acquisition will be accounted for as an asset acquisition.

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

The aggregate value of other acquired intangible assets, consisting of in-place leases, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as-if-vacant, determined as set forth above. The value of in-place leases and leasing costs exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off. The value of tenant relationships is reviewed on individual transactions to determine if future value was derived from the acquisition.

Income Property Lease Revenue. The rental arrangements associated with the Company’s income property portfolio are classified as operating leases. The Company recognizes lease income on these properties on a straight-line basis over the term of the lease. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between lease income recognized under this method and contractual lease payment terms (i.e., straight-line rent) is recorded as a deferred operating lease receivable and is included in straight-line rent adjustment on the accompanying consolidated balance sheets as of September 30, 2020 and December 31, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of September 30, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. While the outcome of the legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A. RISK FACTORS

As of September 30, 2020, there have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”). However, in light of the onset of the COVID-19 Pandemic, we have expanded the following risk factors disclosed in the Form 10-K to provide additional specificity to the matters covered by such risk factors:

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

Certain properties in our portfolio are leased to tenants operating retail, service-oriented or experience-based businesses. Restaurants (including quick service and casual and family dining), home furnishings, entertainment (including movie theaters), sporting goods and health and fitness represent a significant portion of the industries in our portfolio. The success of most of the tenants operating businesses in these industries depends on consumer demand and, more specifically, the willingness of consumers to use their discretionary income to purchase products or services from our tenants. The ability of consumers to use their discretionary income may be impacted by issues including a global pandemic that impacts the United States. A prolonged period of economic weakness, another downturn in the U.S. economy or accelerated dislocation of these industries due to the impact of e-commerce, could cause consumers to reduce their discretionary spending in general or spending at these locations in particular, which could have a material and adverse effect on us.

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

Prior to our IPO, there had been no public market for our common stock, and there can be no assurance that an active trading market in our common stock will be sustained or be liquid. There can be no assurance that our common stock will not trade below the IPO Price. The market price of our common stock could be substantially affected by general market conditions, including the extent to which a secondary market develops and is sustained for our common stock following the completion of our IPO, the extent of institutional investor interest in us, the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities of other entities (including securities issued by other real estate-based companies), our financial performance and prospects and general stock, and bond market conditions.

The stock markets, including the NYSE on which our shares are listed, have from time to time experienced significant price and volume fluctuations. As a result, the market price of our common stock may be similarly volatile, and investors in shares of our common stock may, from time to time, experience a decrease in the market price of their shares, including decreases unrelated to our financial performance or prospects. The market price of shares of our common stock could be subject to wide fluctuations in response to a number of factors, including those discussed in this “Risk Factors” section, and others, such as:

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

In addition to general, regional, national, and global economic conditions, our operating performance is impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. Our initial portfolio includes substantial holdings in the following states as of December 31, 2019 (based on annualized base rent): Oregon, Florida, Georgia, North Carolina, Arizona and Nevada. In addition, a significant portion of our holdings as of that date (based on annualized straight-line base rent) was located in the South (56%) and West (34%) regions of the United States (as defined by the U.S. Census Bureau). Our geographic concentrations could adversely affect our operating performance if conditions become less favorable in any of the states or markets within such states in which we have a concentration of properties. Such geographic concentrations could be heightened by the fact that our investments may be concentrated in certain areas that are affected by COVID-19 more than other areas. We cannot assure you that any of our markets will grow, not experience adverse developments or that underlying real estate fundamentals will be favorable to owners and operators of commercial properties. Our operations may also be affected if competing properties are built in our markets. A downturn in the economy in the states or regions in which we have a concentration of properties, or markets within such states or regions, could adversely affect our tenants operating businesses in those states or regions, impair their ability to pay rent to us and thereby, materially and adversely affect us.

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

Certain states and cities, including where we own properties, have also reacted by instituting quarantines, restrictions on travel, “shelter at home” rules, and importantly, restrictions on the types of business that may continue to operate or requiring others to shut down completely. Additional states and cities may implement similar restrictions. As a result, the COVID-19 Pandemic is negatively impacting most every industry directly or indirectly. A number of our tenants have announced temporary closures of their stores and requested deferral, or in some instances, rent abatement while the pandemic remains. Many experts predict that the COVID-19 Pandemic will trigger, or even has already triggered, a period of global economic slowdown or possibly a global recession. The COVID-19 Pandemic, or a future pandemic, could have material and adverse effects on our ability to successfully operate our business and as a result our financial condition, results of operations and cash flows due to, among other factors:

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

The extent to which the COVID-19 Pandemic impacts our operations, and those of our tenants, will depend on future developments, which are highly uncertain and cannot be predicted with any degree of certainty, including the scope, severity and duration of the COVID-19 Pandemic, and the impact of actions taken by governmental and health organizations to contain the COVID-19 Pandemic or mitigate its impact, and the direct and indirect economic effects of the COVID-19 Pandemic and containment measures, among others. Additional closures by our tenants of their businesses and early terminations by our tenants of their leases could reduce our cash flows, which could impact our ability to continue paying dividends to our stockholders at expected levels, or at all. The rapid onset of the COVID-19 Pandemic and the continued uncertainty of its duration and long-term impact precludes any prediction of the magnitude of the adverse impact on the U.S. economy, our tenant’s businesses and ours. Consequently, the COVID-19 Pandemic presents material uncertainty and risk with respect to our business operations, our Manager’s business, and therefore, our financial condition, results of operations, and cash flows. Further, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, including those disclosed in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, should be interpreted as heightened risks as a result of the impact of the COVID-19 Pandemic.

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

We wish to caution readers that the assumptions, which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2020, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the real estate market; the impact of a prolonged recession or downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties; the impact of competitive real estate activity; the loss of any major income property tenants; the ultimate geographic spread, severity and duration of pandemics such as the recent outbreak of COVID-19, actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the global economy and our financial condition and results of operations; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

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

Exhibit 10.2

Second Amendment to the Credit Agreement, dated October 16, 2020, among Alpine Income Property OP, LP, Alpine Income Property Trust, Inc., the other Guarantors party thereto, the Lenders party thereto and Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2020).

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

ALPINE INCOME PROPERTY TRUST, INC.
(Registrant)

October 30, 2020	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

October 30, 2020	By:	/s/ Matthew M. Partridge
Matthew M. Partridge, Senior Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)
October 30, 2020	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Vice President and Chief Accounting Officer (Principal Accounting Officer)