Form 10-K
period 2020-12-31
Alpine Income Property Trust, Inc.
filed 2021-02-16
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

⌧           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

◻           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(386) 274-2202

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Name of each exchange on which
Title of each class	Trading Symbol	registered
COMMON STOCK, $0.01 PAR VALUE	PINE	NYSE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES  ◻    NO  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES  ◻    NO  ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ⌧    NO  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   YES  ⌧    NO  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ⌧

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐    NO  ☒

On June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $107,384,455 based on the closing sales price of the Registrant’s common stock on such date as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant’s common stock of which the Registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

The number of shares of the registrant’s common stock outstanding on February 10, 2021 was 7,462,341.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference in Part III of this report.

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

ITEM 1.            BUSINESS

OVERVIEW

We are a real estate company that owns and operates a high-quality portfolio of single-tenant commercial properties all located in the United States. Our properties are primarily leased to industry leading, creditworthy tenants, many of which operate in industries we believe are resistant to the impact of e-commerce. Our portfolio consists of 48 single-tenant, primarily net leased, retail and office properties located in 34 markets in 18 states. Twenty of these properties, representing our initial portfolio, were acquired from CTO Realty Growth, Inc. (“CTO”), a public company listed on the New York Stock Exchange (the “NYSE”) under the symbol “CTO”, in the Formation Transactions (defined below) utilizing $125.9 million of proceeds from our initial public offering of our common stock (the “IPO”) and the issuance of 1,223,854 units of our operating partnership (the “OP Units”) that had an initial value of $23.3 million based on the IPO price of $19.00 per share (the “IPO Price”). The remaining 28 properties, net of one property disposed of during 2020, were acquired during the year ended December 31, 2020. For four of our properties in our portfolio, we own the land and are the lessor in a long-term ground lease to the tenant. See Note 17, “Subsequent Events” to the consolidated and combined financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for information related to the single-tenant income properties acquired subsequent to December 31, 2020.

Our portfolio is comprised of single-tenant retail and office properties primarily located in or in close proximity to major Metropolitan Statistical Areas (“MSAs”), growth markets and other markets in the United States with favorable economic and demographic conditions. The properties in our portfolio are primarily triple-net leases, which generally require the tenant to pay all of the property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance expenses and certain capital expenditures.

We have elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our short taxable year beginning on November 26, 2019 and ending on December 31, 2019. We believe that, commencing with such short taxable year, we have been organized and have operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. We intend to continue to operate in such a manner, but no assurances can be given that we will continue to operate in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws.

Our primary objective is to maximize cash flow and value per share by generating stable and growing cash flows and attractive risk-adjusted returns through owning, operating and growing a diversified portfolio of high-quality single-tenant, net leased commercial properties with strong long-term real estate fundamentals. The 48 properties in our portfolio are 100% occupied and represent 1.6 million of gross rentable square feet with leases that have a weighted average lease term of 8.4 years (weighting based on annualized base rent as of December 31, 2020). None of our material leases expire prior to January 31, 2024. Our portfolio is representative of our investment strategy, which consists of one or more of the following core investment criteria:

●	Attractive Locations. The 48 properties in our portfolio represent 1.6 million gross rentable square feet, are 100% occupied and are primarily located in or in close proximity to major MSAs and in markets in the United States with favorable economic and demographic conditions. As of December 31, 2020, a total of 77% of our portfolio’s annualized base rent was derived from properties located in MSAs with populations greater than one million people.

●	Creditworthy Tenants. 46% of our portfolio’s annualized base rent as of December 31, 2020 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency. Our largest tenant, Wells Fargo N.A., has an ‘A+’ credit rating from S&P Global Ratings and contributed 15% of our portfolio’s annualized base rent as of December 31, 2020.

●	Geographically Diversified. Our portfolio is spread across 34 markets in 18 states. Our largest property, as measured by annualized base rent, is located in the Portland, Oregon MSA.

●	100% Occupied with Primarily Long Duration Leases. Our portfolio is 100% leased and occupied. The leases in our portfolio have a weighted average remaining lease term of 8.4 years (weighted based on annualized base rent as of December 31, 2020), with no material leases expiring prior to January 31, 2024.

●	Contractual Rent Growth. As of December 31, 2020, 44% of the leases in our portfolio (based on annualized base rent as of December 31, 2020) provide for increases in contractual base rent during the lease term.

Organization and Formation Transactions

The Company is a Maryland corporation. We closed the IPO on November 26, 2019 and our common stock is listed on the NYSE under the symbol “PINE.” We sold 7,500,000 shares of our common stock at $19.00 per share in the IPO. CTO purchased 421,053 of the shares of our common stock that we sold in the IPO. We refer to the IPO, the CTO Private Placement (defined below), and the other transactions executed at the time of our listing on the NYSE collectively as the “Formation Transactions”.

We conduct the substantial majority of our operations through Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of December 31, 2020, we have a total ownership interest in the Operating Partnership of 85.9%, with CTO holding, directly and indirectly, a 14.1% ownership interest in the Operating Partnership. Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) manages our business and affairs.

Each limited partner of the Operating Partnership has the right to require the Operating Partnership to redeem part or all of its OP Units for cash, based upon the value of an equivalent number of shares of our common stock at the time of the redemption, or, at our election, shares of our common stock on a one-for-one basis, beginning on and after the date that is 12 months after issuance of such OP Units, subject to certain adjustments and the restrictions on ownership and transfer of our stock set forth in our charter. Each redemption of OP Units will increase our percentage ownership interest in the Operating Partnership and our share of its cash distributions and profits and losses.

We are externally managed by Alpine Income Property Manager, LLC (our “Manager”), a wholly owned subsidiary of CTO. Concurrently with the closing of the IPO, CTO invested $7.5 million in exchange for 394,737 shares of our common stock at the IPO Price (the “CTO Private Placement”). In addition, CTO purchased from us $8.0 million in shares of our common stock, or 421,053 shares, in the IPO. Upon completion of the Formation Transactions, CTO owned 22.3% of our outstanding common stock (assuming the OP Units issued to CTO in the Formation Transactions are exchanged for shares of our common stock on a one-for-one basis).

Capital Markets

On December 1, 2020, the Company filed a shelf registration statement on Form S-3, relating to the registration and potential issuance of its common stock, preferred stock, warrants, rights, and units with a maximum aggregate offering price of up to $350.0 million. The Securities and Exchange Commission (the “SEC”) declared the Form S-3 effective on December 11, 2020.

On December 14, 2020, the Company implemented a $100.0 million at-the-market (“ATM”) offering program (the “2020 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock at its current trading prices.  As of December 31, 2020, the Company had not sold any shares under the 2020 ATM Program.

On November 26, 2019, we entered into a $100.0 million unsecured revolving credit facility (the “Credit Facility”) with affiliates of BMO Capital Markets Corp. and Raymond James & Associates, Inc., as initial lenders. On October 16, 2020, the Company executed the second amendment to the Credit Facility (the “Second Amendment”), with the addition of two lenders, Huntington National Bank and Truist Bank. As a result of the Second Amendment, the Credit Facility now has a total borrowing capacity of $150.0 million with the ability to increase that capacity up to $200.0 million during the term, utilizing an accordion feature, subject to lender approval. These funds are available to us for general corporate purposes, including the funding of potential future acquisitions.

Market Opportunity

We believe the single-tenant, net lease market has expanded steadily over the last several years, and investor demand for net leased properties continued to gain momentum into 2020 and likely beyond. Unlike a gross lease, which places the financial responsibility for most expenses with the property owner, the net lease structure shifts the majority or entirety of costs for property taxes, insurance, maintenance and often utilities and capital expenditures, to the lessee, in addition to rent payments. Net leases are generally executed for an initial term of 10 to 15 years, but 20- and 25-year leases are not uncommon. Lease agreements often include multiple options for the tenant to extend and may include terms for periodic rent increases. Comparatively, multi-tenant commercial real estate properties under gross leases often have average initial lease terms between five and ten years with shorter or fewer options to extend. Rent escalation is also commonly embedded in the net lease terms as a specified percentage increase of existing rent per year or determined by reference to an inflation measure such as the Consumer Price Index. With cash flows that are intended to be passive, stable and paid at regular intervals, net leased real estate is similar, in many ways, to interest-bearing corporate bonds, but with the additional potential for appreciation in the value of the underlying property.

Investment Strategy

We seek to acquire, own and operate primarily freestanding, single-tenant commercial real estate properties located in the United States, leased primarily pursuant to triple-net, long-term leases. We are focused on investments in single-tenant retail and office properties. We target tenants in industries that we believe are favorably impacted by current macroeconomic trends that support consumer spending, such as strong and growing employment and positive consumer sentiment, as well as tenants in industries that have demonstrated resistance to the impact of the growing e-commerce retail sector. We also seek to invest in properties that are net leased to tenants that we determine have attractive credit characteristics and stable operating histories, are well-located within their market and have rent levels at or below market rent levels. Furthermore, we believe that the size of our company will, for at least the near term, allow us to focus our investment activities on the acquisition of single properties or smaller portfolios of properties that represent a transaction size that most of our publicly-traded net lease REIT peers will not pursue on a consistent basis.

Our strategy for investing in income-producing properties is focused on factors including, but not limited to, long-term real estate fundamentals and markets experiencing significant economic growth. We employ a methodology for evaluating targeted investments in income-producing properties which includes an evaluation of: (i) the attributes of the real estate (e.g. location, market demographics, comparable properties in the market, etc.); (ii) an evaluation of the existing tenant(s) (e.g. credit-worthiness, property level sales, tenant rent levels compared to the market, etc.); (iii) other market-specific conditions (e.g. tenant industry, job and population growth in the market, local economy, etc.); and (iv) considerations relating to the Company’s business and strategy (e.g. strategic fit of the asset type, property management needs, alignment with the Company’s structure, etc.).

We believe that the single-tenant retail and office properties we own and intend to acquire will provide our stockholders with investment diversification and can deliver strong risk-adjusted returns. We expect the majority of our net leased properties will be retail properties, with the remainder comprised of office properties that are critical to the tenant’s overall business. We believe the risk-adjusted returns for select office properties are compelling and offer attractive investment yields, rental rates at or below prevailing market rental rates and an investment basis below replacement cost. Based on our senior management team’s experience, we believe office properties often have less buyer competition. In addition, we believe that long-term tenants who have consistently invested their own capital into their leased premises are less likely to vacate the property and the risk of significant capital investment to re-lease the property is reduced. We believe that certain of the office properties in our initial portfolio provide the opportunity for increased rents to higher market rent levels at the end of their lease terms.

Income Property Portfolio

As of December 31, 2020, the Company owned 48 single-tenant income properties in 18 states. Following is a summary of these properties:

Type	Tenant	S&P Credit Rating (1)	Location	Rentable Square Feet		Remaining Term (Years)	Tenant Extension Options (Number x Years)	Contractual Rent Escalations	Annualized Base Rent (2) ($000's)
Office	Wells Fargo	A+	Portland, OR	212,363		5.0	3x5	Yes	$3,138
Office	Hilton Grand Vacations	BB	Orlando, FL	102,019		5.9	2x5	Yes	1,825
Retail	LA Fitness	CCC+	Brandon, FL	45,000		11.3	3x5	Yes	958
Retail	At Home	B-	Raleigh, NC	116,334		11.8	4x5	Yes	732
Retail	Cinemark	B	Reno, NV	52,474		3.7	3x5	Yes	692
Retail	Container Store	B-	Phoenix, AZ	23,329		9.2	2x5	Yes	726
Office	Hilton Grand Vacations	BB	Orlando, FL	31,895		5.9	2x5	Yes	684
Retail	Live Nation Entertainment, Inc.	B	East Troy, WI	N/A	(3)	12.3	N/A	Yes	634
Retail	Hobby Lobby	N/A	Winston-Salem, NC	55,000		9.3	3x5	Yes	562
Retail	Dick's Sporting Goods	N/A	McDonough, GA	46,315		3.1	4x5	No	473
Retail	Jo-Ann Fabric	B-	Saugus, MA	22,500		8.1	4x5	Yes	468
Retail	Walgreens	BBB	Birmingham, AL	14,516		8.3	N/A	No	364
Retail	Walgreens	BBB	Alpharetta, GA	15,120		4.8	N/A	No	363
Retail	Best Buy	BBB	McDonough, GA	30,038		5.3	4x5	Yes	338
Retail	Walgreens	BBB	Albany, GA	14,770		12.1	N/A	No	258
Retail	Outback Steakhouse	B+	Charlotte, NC	6,297		10.8	4x5	Yes	220
Retail	Cheddar's (4)	BBB-	Jacksonville, FL	8,146		6.8	4x5	Yes	186
Retail	Scrubbles Car Wash (4)	N/A	Jacksonville, FL	4,512		16.8	4x5	Yes	189
Retail	Family Dollar	BBB	Lynn, MA	9,228		3.3	7x5	Yes	160
Retail	7-Eleven	AA-	Austin, TX	6,400		14.3	3x5	Yes	377
Retail	7-Eleven	AA-	Georgetown, TX	7,726		15.0	4x5	Yes	279
Retail	Conn's HomePlus	B-	Hurst, TX	37,957		10.7	4x5	Yes	452
Retail	Lehigh Gas Wholesale Services, Inc.	N/A	Highland Heights, KY	2,578		9.9	4x5	Yes	329
Retail	American Multi-Cinema, Inc.	CC	Tyngsborough, MA	39,474		12.3	2x5	Yes	507
Retail	Hobby Lobby	N/A	Tulsa, OK	84,180		10.0	4x5	Yes	842
Retail	Long John Silver's (4)	N/A	Tulsa, OK	3,000		0.1	N/A	No	24
Retail	Old Time Pottery	N/A	Orange Park, FL	84,180		9.6	2x5	Yes	439
Retail	Freddy's Frozen Custard (4)	N/A	Orange Park, FL	3,200		5.9	4x5	Yes	99
Retail	Hobby Lobby	N/A	Arden, NC	55,000		10.7	3x5	Yes	546
Retail	Walmart	AA	Howell, MI	214,172		6.1	5x5	No	1,369
Retail	Advanced Auto Parts	BBB-	Severn, MD	6,876		14.2	3x5	Yes	148
Retail	Dollar General	BBB	Heuvelton, NY	9,342		11.8	4x5	Yes	104
Retail	Dollar General	BBB	Winthrop, NY	9,167		10.7	4x5	Yes	113
Retail	Dollar General	BBB	Salem, NY	9,199		12.7	4x5	Yes	105
Retail	Dollar General	BBB	Harrisville, NY	9,309		13.0	4x5	Yes	104
Retail	Dollar General	BBB	Newtonsville, OH	9,290		9.4	5x5	Yes	83
Retail	Dollar General	BBB	Hammond, NY	9,219		12.0	4x5	Yes	98
Retail	Dollar General	BBB	Barker, NY	9,275		12.9	4x5	Yes	102
Retail	Dollar General	BBB	Chazy, NY	9,277		10.8	4x5	Yes	119
Retail	Dollar General	BBB	Milford, ME	9,128		12.8	3x5	Yes	110
Retail	Dollar General	BBB	Limestone, ME	9,167		12.8	3x5	Yes	100
Retail	Dollar General	BBB	Bingham, ME	9,345		12.8	3x5	Yes	104
Retail	Dollar General	BBB	Willis, TX	9,138		14.6	3x5	Yes	114
Retail	Dollar General	BBB	Somerville, TX	9,252		14.5	3x5	Yes	96
Retail	Dollar General	BBB	Odessa, TX	9,127		14.6	3x5	Yes	117
Retail	Dollar General	BBB	Kermit, TX	10,920		14.7	3x5	Yes	126
Retail	Kohl's	BBB-	Glendale, AZ	87,875		9.1	N/A	Yes	844
Retail	Walgreens	BBB	Tacoma, WA	14,125		9.6	6x5	No	259
		Total / Weighted Average		1,596,754		8.4			$21,079

(1)	Tenant, or tenant parent, credit rating as of December 31, 2020.
(2)	Annualized straight-line base rental income in place as of December 31, 2020.
(3)	The Alpine Valley Music Theatre, leased to Live Nation Entertainment, Inc., is an entertainment venue consisting of a two-sided, open-air, 7,500-seat pavilion; an outdoor amphitheater with a capacity for 37,000; and over 150 acres of green space.
(4)	We are the land owner and lessor in a ground lease with the tenant. Rentable square feet represents improvements on the property that revert to the Company at the expiration of the lease.

Two tenants, Wells Fargo and Hilton Grand Vacations represented more than 10% of our consolidated revenues for the year ended December 31, 2020 at 19% and 12% of total revenues, respectively, and for the period from November 26, 2019 to December 31, 2019 at 26% and 17% of total revenues, respectively. We also have tenants who represent more than 10% of the square footage of our income property portfolio. These tenants include Wells Fargo, Walmart, and Hobby Lobby, each representing 13%, 13%, and 12%, respectively, of total square footage.

Management Agreement

On November 26, 2019, we entered into a management agreement with our Manager (the “Management Agreement”). Pursuant to the terms of the Management Agreement, our Manager manages, operates and administers our day-to-day operations, business and affairs, subject to the direction and supervision of the Board and in accordance with the investment guidelines approved and monitored by the Board. Our Manager is subject to the direction and oversight of the Board. We pay our Manager a base management fee equal to 0.375% per quarter of our “total equity” (as defined in the Management Agreement and based on a 1.5% annual rate), calculated and payable in cash, quarterly in arrears.

Our Manager has the ability to earn an annual incentive fee based on our total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. We would pay our Manager an incentive fee with respect to each annual measurement period in the amount of the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was due for the year ended December 31, 2020.

The initial term of the Management Agreement will expire on November 26, 2024 and will automatically renew for an unlimited number of successive one-year periods thereafter, unless the agreement is not renewed or is terminated in accordance with its terms.

Our independent directors will review our Manager’s performance and the management fees annually and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of two-thirds of our independent directors or upon a determination by the holders of a majority of the outstanding shares of our common stock, based upon (i) unsatisfactory performance that is materially detrimental to us or (ii) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by two-thirds of our independent directors. We may also terminate the Management Agreement for cause at any time, including during the initial term, without the payment of any termination fee, with 30 days’ prior written notice from the Board. During the initial term of the Management Agreement, we may not terminate the Management Agreement except for cause.

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

Pursuant to the exclusivity and ROFO agreement, neither CTO nor any of its affiliates (which for purposes of the exclusivity and ROFO agreement does not include our company and our subsidiaries) may sell to any third party any single-tenant, net leased property that was owned by CTO or any of its affiliates as of the closing date of the IPO; or is owned by CTO or any of its affiliates after the closing date of the IPO, without first offering us the right to purchase such property.

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

In deciding whether to issue additional debt or equity securities, we will rely, in part, on recommendations made by our Manager. While such decisions are subject to the approval of the Board, our Manager is entitled to be paid a base management fee that is based on our “total equity” (as defined in the Management Agreement). As a result, our Manager may have an incentive to recommend that we issue additional equity securities at dilutive prices.

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

EMERGING GROWTH COMPANY STATUS

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we are eligible to receive certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We have irrevocably opted-out of the extended transition period afforded to emerging growth companies in Section 7(a)(2)(B) of the Securities Act for complying with new or revised financial accounting standards. As a result, we will comply with new or revised accounting standards on the same time frames as other public companies that are not emerging growth companies.

We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual gross revenue equals or exceeds $1.07 billion (subject to adjustment for inflation), (ii) December 31, 2024 (the last day of the fiscal year following the fifth anniversary of the IPO); (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities and (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

With respect to each of the properties in our initial portfolio, CTO obtained Phase I environmental site assessments. The Company has obtained Phase I environmental assessments on all properties acquired subsequent to the completion of the IPO. Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. However, if recommended in the initial assessments, we may undertake additional assessments such as soil and/or groundwater samplings or other limited subsurface investigations and ACM or mold surveys to test for substances of concern. A prior owner or operator of a property or historic operations at our properties may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability. If environmental concerns are not satisfactorily resolved in any initial or additional assessments, we may obtain environmental insurance policies to insure against potential environmental risk or loss depending on the type of property, the availability and cost of the insurance and various other factors we deem relevant. Our ultimate liability for environmental conditions may exceed the policy limits on any environmental insurance policies we obtain, if any.

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

EMPLOYEES

The Company has no employees and is externally managed and advised by our Manager pursuant to the Management Agreement. Our Manager is a wholly owned subsidiary of CTO. All of our executive officers serve as executive officers of CTO, and one of our executive officers and directors, John P. Albright, serves as an executive officer and director of CTO.

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

ITEM 1A.             RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized below in this Item 1A, “Risk Factors” included in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

●	We are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties.
●	Adverse changes in U.S., global and local regions or markets that impact our tenants’ businesses may materially and adversely affect us generally and the ability of our tenants to make rental payments to us pursuant to our leases.
●	Our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us.
●	Our assessment that certain of our tenants’ businesses are insulated from e-commerce pressure may prove to be incorrect, and changes in macroeconomic trends may adversely affect our tenants, either of which could impair our tenants’ ability to make rental payments to us and thereby materially and adversely affect us.
●	Properties occupied by a single tenant pursuant to a single lease subject us to significant risk of tenant default.
●	Our portfolio has geographic market concentrations that make us susceptible to adverse developments in those geographic markets.

●	We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.
●	Certain of our tenants are not rated by a recognized credit rating agency or do not have an investment grade rating from such an agency. Leases with unrated or non-investment grade rated tenants may be subject to a greater risk of default.
●	The decrease in demand for retail space may materially and adversely affect us.
●	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
●	The tenants that occupy our properties compete in industries that depend upon discretionary spending by consumers. A reduction in the willingness or ability of consumers to use their discretionary income in the businesses of our tenants and potential tenants could adversely impact our tenants’ business and thereby adversely impact our ability to collect rents and reduce the demand for leasing our properties.
●	The vacancy of one or more of our properties could result in us having to incur significant capital expenditures to re-tenant the space.
●	We may be unable to identify and complete acquisitions of suitable properties, which may impede our growth, and our future acquisitions may not yield the returns we expect.
●	We face significant competition for tenants, which may adversely impact the occupancy levels of our portfolio or prevent increases of the rental rates of our properties.
●	The costs of compliance with or liabilities related to environmental laws may materially and adversely affect us.
●	Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediation.
●	Our senior management team is required to operate two publicly traded companies, CTO and our company, which could place a significant strain on our senior management team and the management systems, infrastructure and other resources of CTO on which we rely.
●	We have no employees and are entirely dependent upon our Manager for all the services we require, and we cannot assure you that our Manager will allocate the resources necessary to meet our business objectives.
●	CTO may be unable to obtain or retain the executive officers and other personnel that it provides to us through our Manager.
●	The base management fee payable to our Manager pursuant to the Management Agreement is payable regardless of the performance of our portfolio, which may reduce our Manager’s incentive to devote the time and effort to seeking profitable investment opportunities for us.
●	The incentive fee payable to our Manager pursuant to the Management Agreement may cause our Manager to select investments in more risky assets to increase its incentive compensation.
●	There are conflicts of interest in our relationships with our Manager, which could result in outcomes that are not in our best interests.
●	Termination of the Management Agreement could be difficult and costly, including as a result of payment of termination fees to our Manager, and may cause us to be unable to execute our business plan, which could materially and adversely affect us.
●	The Management Agreement with our Manager and the exclusivity and ROFO agreement with CTO were not negotiated on an arm’s-length basis and may not be as favorable to us as if they had been negotiated with unaffiliated third parties.
●	Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
●	Even if we remain qualified as a REIT, we may face other tax liabilities that could reduce our cash flows and negatively impact our results of operations and financial condition.
●	Failure to make required distributions would subject us to U.S. federal corporate income tax.
●	Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
●	The prohibited transactions tax may limit our ability to dispose of our properties.
●	The ability of the Board to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.
●	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

●	The novel coronavirus pandemic (the “COVID-19 Pandemic”), and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our tenant’s business operations and as a result adversely impact our financial condition, results of operations, cash flows and performance.

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

●	acts of God, including natural disasters and global pandemics, such as the COVID-19 Pandemic, which impact the United States, which may result in uninsured losses;
●	acts of war or terrorism, including consequences of terrorist attacks;
●	changes in tenant preferences that reduce the attractiveness and marketability of our properties to tenants or cause decreases in market rental rates;

●	costs associated with the need to periodically repair, renovate or re-lease our properties;
●	increases in the cost of our operations, particularly maintenance, insurance or real estate taxes which may occur even when circumstances such as market factors and competition cause a reduction in our revenues;

●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related

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

Each of our properties are occupied by a single tenant. Therefore, the success of our investments in these properties is materially dependent upon the performance of each property’s respective tenants. The financial performance of any one of our tenants is dependent on the tenant’s individual business, its industry and, in many instances, the performance of a larger business network that the tenant may be affiliated with or operate under. The financial performance of any one of our tenants could be adversely affected by poor management, unfavorable economic conditions in general, changes in consumer trends and preferences that decrease demand for a tenant’s products or services or other factors, including the impact of a global pandemic which affects the United States, over which neither they nor we have control. Our portfolio includes properties leased to single tenants that operate in multiple locations, which means we own multiple properties operated by the same tenant. To the extent we own multiple properties operated by one tenant, the general failure of that single tenant or a loss or significant decline in its business could materially and adversely affect us.

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

We invest in properties leased, in many instances, to tenants engaged in businesses that we believe are generally insulated from the impact of e-commerce. While we believe our assessment to be accurate, businesses previously thought to be resistant to the pressure of the increasing level of e-commerce have ultimately been proven to be susceptible to competition from e-commerce. Overall business conditions and the impact of technology, particularly in the retail industry, are rapidly changing, and our tenants may be adversely affected by technological innovation, changing consumer preferences and competition from non-traditional sources. To the extent our tenants face increased competition from non-traditional competitors, such as internet vendors, their businesses could suffer. There can be no assurance that our tenants will be successful in meeting any new competition, and a deterioration in our tenants’ businesses could impair their ability to meet their lease obligations to us and thereby materially and adversely affect us.

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

In addition to general, regional, national, and global economic conditions, our operating performance is impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. Our portfolio includes substantial holdings in Florida and Oregon as of December 31, 2020 (based on annualized base rent). Our geographic concentrations could adversely affect our operating performance if conditions become less favorable in any of the states or markets within such states in which we have a concentration of properties. Such geographic concentrations could be heightened by the fact that our investments may be concentrated in certain areas that are affected by COVID-19 more than other areas. We cannot assure you that any of our markets will grow, not experience adverse developments or that underlying real estate fundamentals will be favorable to owners and operators of commercial properties. Our operations may also be affected if competing properties are built in our markets. A downturn in the economy in the states or regions in which we have a concentration of properties, or markets within such states or regions, could adversely affect our tenants operating businesses in those states or regions, impair their ability to pay rent to us and thereby, materially and adversely affect us.

We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.

As of December 31, 2020, on an annualized basis, Wells Fargo, our largest tenant, contributed 19% of our total revenue. Additionally, we derived 12% of our total revenue as of December 31, 2020 from our second largest tenant, Hilton Grand Vacations. As a result, our financial performance depends significantly on the financial condition of these tenants. In the future, we may have additional tenant and property concentrations. In the event that one of these tenants, or another tenant that occupies a significant number of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial difficulty or file for bankruptcy, it could have a material adverse effect on us.

Certain of our tenants are not rated by a recognized credit rating agency or do not have an investment grade rating from such an agency. Leases with unrated or non-investment grade rated tenants may be subject to a greater risk of default.

As of December 31, 2020, 54% of our tenants or parent entities thereof (based on annualized straight-line base rent) were not rated or did not have an investment grade credit rating from a recognized rating agency. Leases with non-investment grade or unrated tenants may be subject to a greater risk of default. Unrated tenants or non-investment grade tenants may also be more likely to experience financial weakness or file for bankruptcy than tenants with investment grade credit ratings. When we consider the acquisition of a property with an in-place lease with an unrated or non-investment grade rated tenant or leasing a property to a tenant that does not have a credit rating or does not have an investment grade rating, we evaluate the strength of the proposed tenant’s business at the property level and at a corporate level, if applicable, and may consider the risk of tenant/company insolvency using internally developed methodologies or assessments provided by third parties. If our evaluation of an unrated or non-investment grade tenant’s creditworthiness is inaccurate, the default or bankruptcy risk related to the tenant may be greater than anticipated. In the event that any of our unrated tenants were to experience financial weakness or file for bankruptcy, it could have a material adverse effect on us.

The decrease in demand for retail space may materially and adversely affect us.

As of December 31, 2020, leases representing 73% of the annualized straight-line base rent of our initial portfolio were with tenants operating retail businesses. In the future, we intend to acquire additional properties leased to a single tenant operating a retail business at the property. Accordingly, decreases in the demand for leasing retail space may have a greater adverse effect on us than if we had fewer investments in retail properties. The market for leasing of retail space has historically been adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retail companies, consolidation in the retail industry, the excess amount of retail space in a number of markets and increasing e-commerce pressure. To the extent that adverse conditions arise or continue, they are likely to negatively affect market rents for retail space and could materially and adversely affect us.

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

Certain properties in our portfolio are leased to tenants operating retail, service-oriented or experience-based businesses. General merchandise, financial services, hospitality, home furnishings and entertainment represent a significant portion of the industries in our portfolio. The success of most of the tenants operating businesses in these industries depends on consumer demand and, more specifically, the willingness of consumers to use their discretionary income to purchase products or services from our tenants. The ability of consumers to use their discretionary income may be impacted by issues including a global pandemic that impacts the United States. A prolonged period of economic weakness, another downturn in the U.S. economy or accelerated dislocation of these industries due to the impact of e-commerce, could cause consumers to reduce their discretionary spending in general or spending at these locations in particular, which could have a material and adverse effect on us.

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

Our ability to expand through acquisitions requires us to identify and complete acquisitions that are consistent with our investment and growth strategy and our investment criteria and to successfully integrate newly acquired properties into our portfolio. Our Manager continually evaluates investment opportunities for us, but our ability to acquire properties on favorable terms and successfully operate them may be constrained by the following significant risks:

●	we face competition from other real estate investors with significant capital, including REITs and institutional investment funds, which may be able to accept more risk than we can prudently manage, including risks associated with paying higher acquisition prices;
●	we face competition from other potential acquirers which may significantly increase the purchase price for a property we acquire, which could reduce our growth prospects;
●	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are unable to complete;
●	we may acquire properties that are not accretive to our results of operations upon acquisition, and we may be unsuccessful in managing and leasing such properties in accordance with our expectations;
●	our cash flow from an acquired property may be insufficient to meet our required principal and interest payments with respect to debt used to finance the acquisition of such property;
●	we may discover unexpected issues, such as unknown liabilities, during our due diligence investigation of a potential acquisition or other customary closing conditions may not be satisfied, causing us to abandon an investment opportunity after incurring expenses related thereto;
●	we may fail to obtain financing for an acquisition on favorable terms or at all;
●	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;
●	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and
●	we may acquire properties subject to (i) liabilities without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination not revealed in Phase I environmental site assessments or otherwise through due diligence, (ii) claims by tenants, vendors or other persons dealing with the former owners of the properties, (iii) liabilities incurred in the ordinary course of business and (iv) claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

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

We may in the future redevelop, significantly renovate or otherwise invest additional capital in our properties to improve them and enhance the opportunity for achieving attractive risk-adjusted returns. These activities are subject to a number of risks, including risks associated with construction work and risks of cost overruns due to construction delays or other factors that may increase the expected costs of a project. In addition, we may incur costs in connection with projects that are ultimately not pursued to completion. Any of our redevelopment or renovation projects may be financed. If such financing is not available on acceptable terms, our redevelopment and renovation activities may not be pursued or may be curtailed. In addition, such activities would likely reduce the available borrowing capacity on the revolving credit facility we expect to have in place upon completion of the IPO or any other credit facilities that we may have in place in the future, which would limit our ability to use those sources of capital for the acquisition of properties and other operating needs. The risks associated with redevelopment and renovation activities, including but not necessarily limited to those noted above, could materially and adversely affect us.

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

The ownership of our properties may subject us to known and unknown environmental liabilities. Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from environmental matters, including the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating from such property, as well as costs to investigate or clean up such contamination and liability for personal injury, property damage or harm to natural resources. We may face liability regardless of:

●	our knowledge of the contamination;
●	the timing of the contamination;
●	the cause of the contamination; or
●	the party responsible for the contamination of the property.

There may be environmental liabilities associated with our properties of which we are unaware. With respect to each of the properties in our initial portfolio, CTO has obtained Phase I environmental site assessments. We have obtained Phase I environmental assessments on all properties acquired subsequent to the completion of the IPO. Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. Therefore, there could be undiscovered environmental liabilities on the properties we own. Some of our properties use, or may have used in the past, underground tanks for the storage of petroleum-based products or waste products that could create a potential for release of hazardous substances or penalties if tanks do not comply with legal standards. If environmental contamination exists on our properties, we could be subject to strict, joint and/or several liability for the contamination by virtue of our ownership interest. Some of our properties may contain asbestos-containing materials, or ACM. Environmental laws govern the presence, maintenance and removal of ACM and such laws may impose fines, penalties or other obligations for failure to comply with these requirements or expose us to third-party liability (for example, liability for personal injury associated with exposure to asbestos). Environmental laws also apply to other activities that can occur on a property, such as storage of petroleum products or other hazardous toxic substances, air emissions, water discharges and exposure to lead-based paint. Such laws may impose fines and penalties for violations and may require permits or other governmental approvals to be obtained for the operation of a business involving such activities.

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

Our senior management team operates two publicly traded companies, our company and CTO, and is required to comply with periodic and current reporting requirements under applicable SEC regulations and comply with applicable listing standards of the NYSE. This could place a significant strain on our senior management team and the management systems, infrastructure and other resources of CTO made available to us through our Manager and on which we rely. There can be no assurance that our senior management team will be able to successfully operate two publicly traded companies. Any failure by our senior management team to successfully operate our company or CTO could materially and adversely affect us.

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

Our success depends to a significant degree upon the executive officers and other personnel of CTO that it provides to us through our Manager. In particular, we rely on the services of John P. Albright, President and Chief Executive Officer of our company and CTO and a member of the board of directors of our company and CTO; Matthew M. Partridge, Senior Vice President, Chief Financial Officer and Treasurer of our company and CTO; Steven R. Greathouse, Senior Vice President and Chief Investment Officer of our company and CTO; and Daniel E. Smith, Senior Vice President, General Counsel and Corporate Secretary of our company and CTO. In addition to these executive officers, we also rely on other personnel of CTO that are provided to us through our Manager. We cannot guarantee that all, or any particular one of these executive officers and other personnel of CTO provided to us through our Manager, will remain affiliated with CTO, our Manager and us. We do not separately maintain key person life insurance on any person. Failure by CTO to retain any of its executive officers and other personnel provided to us through our Manager and to hire and retain additional highly skilled managerial, operational and marketing personnel could have a material adverse effect on our ability to achieve our investment growth objectives and could result in us incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting.

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

In deciding whether to issue additional debt or equity securities, we will rely in part on recommendations made by our Manager. While such decisions are subject to the approval of the Board, our Manager is entitled to be paid a base management fee that is based on our “total equity” (as defined in the Management Agreement). As a result, our Manager may have an incentive to recommend that we issue additional equity securities at dilutive prices. If we issue additional equity securities at dilutive prices, the market price of our common stock may be adversely affected, and you could lose some or all of your investment in our common stock.

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

Our ability to achieve our objectives depends on, among other things, our Manager’s ability to identify, acquire and lease properties that meet our investment criteria. Accomplishing our objectives is largely a function of our Manager’s structuring of our investment process, our access to financing on acceptable terms and general market conditions. Our stockholders will not have input into our investment decisions. All of these factors increase the uncertainty, and thus the risk, of investing in our common stock. The CTO executive officers and other CTO personnel provided to us through our Manager have substantial responsibilities under the Management Agreement. In order to implement certain strategies, CTO, our Manager or their affiliates may need to hire, train, supervise and manage new employees successfully. Any failure by CTO or our Manager to manage our future growth effectively could have a material adverse effect on us, our ability to maintain our qualification as a REIT and our ability to make distributions to our stockholders.

Our Manager’s liability is limited under the Management Agreement, and we have agreed to indemnify our Manager against certain liabilities. As a result, we could experience unfavorable operating results or incur losses for which our Manager would not be liable.

Pursuant to the Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of the Board in following or declining to follow its directives. Our Manager maintains a contractual, as opposed to a fiduciary relationship, with us. Under the terms of the Management Agreement, our Manager, its officers, members and personnel, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager will not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Management Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of our Manager’s duties under the Management Agreement.

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

In order to maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we are subject to income tax at the U.S. federal corporate income tax rate to the extent that we distribute less than 100% of our net taxable income. Because of these distribution requirements, we may not have sufficient liquidity from our operating cash flows to fund future capital needs, including any acquisition financing. Consequently, we may rely on third-party sources, including lenders, to fund our capital needs. We may not be able to obtain debt financing on favorable terms or at all. Any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

●	general market conditions;
●	the market’s perception of our growth potential;
●	our current debt levels;
●	our current and expected future earnings;
●	our cash flow and cash distributions; and
●	the market price per share of our common stock.

If we cannot obtain capital from third-party sources, we may not be able to acquire properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT, which would materially and adversely affect us.

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

A substantial level of indebtedness in the future could have adverse consequences for our business and otherwise materially and adversely affect us because it could, among other things:

●	require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, capital expenditures and other general corporate purposes, including to pay dividends on our common stock as currently contemplated or necessary to satisfy the requirements for qualification as a REIT;
●	increase our vulnerability to general adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and our industry;
●	limit our ability to borrow additional funds or refinance indebtedness on favorable terms or at all to expand our business or ease liquidity constraints; and
●	place us at a competitive disadvantage relative to competitors that have less indebtedness.

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

The agreements governing the Credit Facility and any other indebtedness that we may incur in the future contain or may contain covenants that place restrictions on us and our subsidiaries. These covenants may restrict, among other activities, our and our subsidiaries’ ability to:

●	merge, consolidate or transfer all or substantially all of our or our subsidiaries’ assets;
●	sell, transfer, pledge or encumber our stock or the ownership interests of our subsidiaries;
●	incur additional debt or issue preferred stock;
●	make certain investments;
●	make certain expenditures, including capital expenditures;
●	pay dividends on or repurchase our capital stock; and
●	enter into certain transactions with affiliates.

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

In July 2017, the chief executive of the United Kingdom Financial Conduct Authority, or the FCA, which regulates LIBOR, announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. The U.S. Federal Reserve, in conjunction with the Alternative Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in 2018. The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate and SOFR a secured lending rate, and SOFR is an overnight rate and LIBOR reflects term rates at different maturities. These and other differences create the potential for basis risk between the two rates. The impact of any basis risk between LIBOR and SOFR may negatively affect our operating results. Any of these alternative methods may result in interest rates that are higher than if LIBOR were available in its current form, which could have a material adverse effect on results. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question.

On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. If that were to occur, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on certain of our obligations if LIBOR is not reported, which include requesting certain rates from major reference banks in London or New York, or alternatively using LIBOR for the immediately preceding interest period or using the initial interest rate, as applicable, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form. Although regulators and IBA have made clear that the recent announcements should not be read to say that LIBOR has ceased or will cease, in the event LIBOR does cease to exist, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

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

As of December 31, 2020, we owned 85.9% of the OP Units issued by the Operating Partnership. However, in connection with our future acquisition activities or otherwise, we may issue additional OP Units to third parties. Such issuances would reduce our ownership in the Operating Partnership.

Certain provisions of Maryland law could inhibit changes in control of our company.

Certain “business combination” and “control share acquisition” provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. Pursuant to the MGCL, the Board has by resolution exempted business combinations between us and any other person. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. However, there can be no assurance that these exemptions will not be amended or eliminated at any time in the future. Our charter and bylaws and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.

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

Provisions in the partnership agreement of the Operating Partnership may delay, defer or prevent unsolicited acquisitions of us or changes of our control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or change of our control, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others:

●	redemption rights of qualifying parties;
●	transfer restrictions on OP Units;
●	our ability, as general partner, in some cases, to amend the partnership agreement and to cause the Operating Partnership to issue units with terms that could delay, defer or prevent a merger or other change of control of us or the Operating Partnership without the consent of the limited partners; and
●	the right of the limited partners to consent to transfers of the general partnership interest and mergers or other transactions involving us under specified circumstances.

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

In order for us to maintain our qualification as a REIT for each taxable year commencing with our taxable year ended December 31, 2020, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts and some charitable trusts. To assist us in complying with these limitations, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. These ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Our charter’s constructive ownership rules are complex and may cause the outstanding shares owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding shares by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding shares and thus violate the share ownership limits. Our charter also provides that any attempt to own or transfer shares of our common stock or preferred stock (if and when issued) in excess of the stock ownership limits without the consent of the Board or in a manner that would cause us to be “closely held” under Section 856(h) of the Code (without regard to whether the shares are held during the last half of a taxable year) will result in the shares being automatically transferred to a trustee for a charitable trust or, if the transfer to the charitable trust is not automatically effective to prevent a violation of the share ownership limits or the restrictions on ownership and transfer of our shares, any such transfer of our shares will be null and void.

The Board may change our strategies, policies or procedures without stockholder consent, which may subject us to different and more significant risks in the future.

Our investment, financing, leverage and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, are determined by the Board. These policies may be amended or revised at any time and from time to time at the discretion of the board of directors without notice to or a vote of our stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies than those contemplated. Under these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our business and growth. In addition, the

Board may change our policies with respect to conflicts of interest, provided that such changes are consistent with applicable legal requirements.

We may have assumed unknown liabilities in connection with the Formation Transactions, which, if significant, could materially and adversely affect us.

As part of the Formation Transactions, we acquired our initial portfolio from CTO, subject to existing liabilities, some of which may have been unknown at the time of the IPO and may remain unknown. Unknown liabilities might include claims of tenants, vendors or other persons dealing with such entities prior to the IPO (that had not been asserted or threatened prior to the IPO), tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business. Any unknown or unquantifiable liabilities that we assumed in connection with the Formation Transactions for which we have no or limited recourse could materially and adversely affect us.

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

In addition, to the extent permitted by applicable law, the partnership agreement will provide for the indemnification of the general partner and our officers, directors, employees and any other persons the general partner may designate from and against any and all claims that relate to the operations of the Operating Partnership as set forth in the partnership agreement in which any indemnitee may be involved, or is threatened to be involved, as a party or otherwise, unless it is established that:

●	the act or omission of the indemnitee was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty;
●	the indemnitee actually received an improper personal benefit in money, property or services; or
●	in the case of any criminal proceeding, the indemnitee had reasonable cause to believe that the act or omission was unlawful.

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

The Board, without stockholder approval, has the power under our charter to amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue, to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock into one or more classes or series of stock and set the terms of such newly classified or reclassified shares. As a result, we may issue series or classes of common stock or preferred stock with preferences, distributions, powers and rights, voting or otherwise, that are senior to the rights of holders of our common stock. Any such issuance could dilute our existing common stockholders’ interests. Although the Board has no such intention at the present time, it could establish a class or series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interest.

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

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual gross revenue equals or exceeds $1.07 billion (subject to adjustment for inflation), (ii) December 31, 2024 (the last day of the fiscal year following the fifth anniversary of the IPO); (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We intend to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, whether or not they are classified as “emerging growth companies,” including, but not limited to, an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. An attestation report by our auditor would require additional procedures by them that could detect problems with our internal control over financial reporting that are not detected by management. If our system of internal control over financial reporting is not determined to be appropriately designed or operating effectively, it could require us to restate financial statements, cause us to fail to meet reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a significant decline in the market price of our common stock. The JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. However, we have chosen to “opt out” of this extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for all public companies that are not emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

Risks Related to Our Qualification and Operation as a REIT

Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

We believe that our organization and method of operation have enabled us to meet the requirements for qualification and taxation as a REIT commencing with our short taxable year beginning on November 26, 2019 and ending on December 31, 2019, and we intend to continue to be organized and operate in such a manner. However, we cannot assure you that we will qualify and remain qualified as a REIT. Moreover, our qualification and taxation as a REIT depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the U.S. federal tax laws. Accordingly, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

●	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;
●	we could be subject increased state and local taxes; and
●	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

In addition, if we fail to remain qualified as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to remain qualified as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect our business, financial condition, results of operations or ability to make distributions to our stockholders and the trading price of our common stock.

Even if we remain qualified as a REIT, we may face other tax liabilities that could reduce our cash flows and negatively impact our results of operations and financial condition.

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure and state or local income, property and transfer taxes. In addition, under new partnership audit procedures, the Operating Partnership and any other partnership that we may form or acquire may be liable at the entity level for tax imposed under those procedures. Further, any taxable REIT subsidiaries (“TRS”) that we may form in the future will be subject to regular corporate U.S. federal, state and local taxes. Moreover, several provisions of the Code regarding the arrangements between a REIT and its TRS entities function to ensure that such TRS entities are subject to an appropriate level of U.S. federal income taxation. Any of these taxes would decrease cash available for distributions to stockholders, which, in turn, could materially adversely affect our business, financial condition, results of operations or ability to make distributions to our stockholders and the trading price of our common stock.

Failure to make required distributions would subject us to U.S. federal corporate income tax.

We intend to continue to operate in a manner so as to maintain our qualification as a REIT for U.S. federal income tax purposes. In order to maintain our qualification as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends we pay in a calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and, 100% of our undistributed income (as defined under the excise tax rules from prior years.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To maintain our qualification as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

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

The Code imposes numerous constraints on the operations of REITs that do not apply to other investment vehicles. Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Any failure to comply could cause us to fail to satisfy the requirements associated with qualifying for and maintaining REIT status. Our Manager has relatively limited experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objectives. As a result, we cannot assure you that our Manager will be able to operate our business under these constraints. If we fail to qualify as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

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

As a REIT, we generally cannot provide services to our tenants other than those that are customarily provided by landlords, nor can we derive income from a third party that provides such services. If we forego providing such services to our tenants, we may be at a disadvantage to competitors that are not subject to the same restrictions. However, we can provide such non-customary services to tenants or share in the revenue from such services if we do so through a TRS, though income earned by such TRS will be subject to U.S. federal corporate income tax.

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

The ability of the Board to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that the Board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines in good faith that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

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

Our charter, with certain exceptions, requires our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by the Board, our charter prohibits any person from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our shares of capital stock. The Board may not grant an exemption from this restriction to any person if such exemption would result in our failing to qualify as a REIT. This as well as other restrictions on transferability and ownership will not apply, however, if the Board determines in good faith that it is no longer in our best interests to continue to qualify as a REIT.

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

As with other publicly traded securities, the market price of our common stock depends on various factors, which may change from time to time and/or may be unrelated to our financial condition, results of operations or cash flows. These factors may cause significant fluctuations or volatility in the market price of our common stock. These factors include, but are likely not limited to, the following:

●	our financial condition and operating performance and the financial condition or performance of other similar companies;

●	actual or anticipated differences in our quarterly or annual operating results than expected;
●	changes in our revenues, FFO, AFFO, or earnings estimates or recommendations by securities analysts;
●	publication of research reports about us or the real estate industry generally;
●	increases in market interest rates, which may lead investors to demand a higher distribution yield for shares of our common stock, and could result in increased interest expense on our debt;
●	adverse market reaction to any increased indebtedness we incur in the future;
●	actual or anticipated changes in our and our tenants’ businesses or prospects, including as a result of the impact of a global pandemic, including the COVID-19 Pandemic;
●	the current state of the credit and capital markets, and our ability and the ability of our tenants to obtain financing on favorable terms;
●	conflicts of interest with CTO and its affiliates, including our Manager;
●	the termination of our Manager or additions and departures of key personnel of our Manager;
●	increased competition in our markets;
●	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business or growth strategies;
●	the passage of legislation or other regulatory developments that adversely affect us or our industry;
●	adverse speculation in the press or investment community;
●	actions by institutional stockholders;
●	the extent of investor interest in our securities;
●	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
●	investor confidence in the stock and bond markets, generally;
●	changes in tax laws;
●	equity issuances by us (including the issuances of OP Units), or common stock resales by our stockholders, or the perception that such issuances or resales may occur;
●	volume of average daily trading and the amount of our common stock available to be traded;
●	changes in accounting principles;
●	failure to maintain our qualification as a REIT;
●	failure to comply with the rules of the NYSE or maintain the listing of our common stock on the NYSE;
●	terrorist acts, natural or man-made disasters, including global pandemics impacting the United States, or threatened or actual armed conflicts; and
●	general market and local, regional and national economic conditions, including factors unrelated to our operating performance and prospects.

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

We intend to make cash distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to adjustments, is distributed. Our ability to continue to make distributions in the future may be adversely affected by the risk factors described in this Annual Report on Form 10-K. We can give no assurance that we will be able to make or maintain distributions and certain agreements relating to our indebtedness may, under certain circumstances, limit or eliminate our ability to make distributions to our common stockholders. We can give no assurance that rents from our properties will increase, or that future acquisitions of real properties or other investments will increase our cash available for distributions to stockholders. In addition, any distributions will be authorized at the sole discretion of the Board, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected results of operations, FFO, AFFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as the Board deems relevant.

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

The shares of our common stock that we sold in the IPO may be resold immediately in the public market unless they are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act. The common stock purchased by CTO in the CTO Private Placement and in the IPO and the shares of common stock underlying the OP Units issued in the Formation Transactions are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. As a result of the registration rights agreement that we entered into with CTO, the shares of our common stock purchased by CTO in the CTO Private Placement may be eligible for future sale without restriction. Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur or early release of these agreements, could cause the market price of our common stock to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 Pandemic, and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our tenant’s business operations and as a result adversely impact our financial condition, results of operations, cash flows and performance.

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

The extent to which the COVID-19 Pandemic impacts our operations, and those of our tenants, will depend on future developments, which are highly uncertain and cannot be predicted with any degree of certainty, including the scope, severity and duration of the COVID-19 Pandemic, and the impact of actions taken by governmental and health organizations to contain the COVID-19 Pandemic or mitigate its impact, and the direct and indirect economic effects of the COVID-19 Pandemic and containment measures, among others. Additional closures by our tenants of their businesses and early terminations by our tenants of their leases could reduce our cash flows, which could impact our ability to continue paying dividends to our stockholders at expected levels, or at all. The rapid onset of the COVID-19 Pandemic and the continued uncertainty of its duration and long-term impact precludes any prediction of the magnitude of the adverse impact on the U.S. economy, our tenant’s businesses and ours. Consequently, the COVID-19 Pandemic presents material uncertainty and risk with respect to our business operations, our Manager’s business, and therefore, our financial condition, results of operations, and cash flows. Further, many risk factors set forth in this Annual Report on Form 10-K for the year ended December 31, 2020, should be interpreted as heightened risks as a result of the impact of the COVID-19 Pandemic.

General Risk Factors

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

We may become subject to litigation, our operations, other securities offerings and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves. However, we cannot be certain of the ultimate outcomes of any claims that may arise in the future and which are presently not known to us. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could materially and adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured and materially and adversely impact our ability to attract directors and officers.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K (other than statements of historical fact) are forward-looking statements. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “will,” “could,” “may,” “should,” “plan,” “potential,” “predict,” “forecast,” “project,” and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Forward-looking statements are made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company.

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

The risks described in this Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None

ITEM 2.            PROPERTIES

Our principal offices are located at 1140 N. Williamson Blvd., Suite 140, Daytona Beach, Florida 32114. Our telephone number is (386) 274-2202.

As of December 31, 2020, the Company owns 48 single-tenant retail and office buildings located in Arizona, Alabama, Florida, Georgia, Kentucky, Maine, Maryland, Massachusetts, Michigan, Nevada, New York, North Carolina, Ohio, Oklahoma, Oregon, Texas, Washington, and Wisconsin.

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

As of February 10, 2021, there were 48 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” through banks, brokers and others for the benefit of beneficial owners who may vote the shares.

We intend to make quarterly distributions to our common stockholders. In particular, in order to maintain our qualification for taxation as a REIT, we intend to make annual distributions to our stockholders of at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. However, any future distributions will be at the sole discretion of the Board and will depend upon, among other things, our actual results of operations and liquidity.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2020, which were not previously reported.

ITEM 6.             SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company’s Consolidated and Combined Financial Statements and Notes along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

The following table summarizes our selected historical financial information for each of the last three fiscal years (in thousands). The selected financial information has been derived from our audited Consolidated and Combined Financial Statements.

	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019	For the Year Ended December 31, 2018

	The Company		Predecessor
Revenues:
Lease Income	$19,248	$1,394	$11,837	$11,720
Total Revenues	19,248	1,394	11,837	11,720
Operating Expenses:
Real Estate Expenses	2,316	372	1,664	1,620
General and Administrative Expenses	4,660	339	1,683	1,184
Depreciation and Amortization	9,949	687	4,859	4,901
Total Operating Expenses	16,925	1,398	8,206	7,705
Gain on Disposition of Assets	287	—	—	—

Net Income (Loss) from Operations	2,610	(4)	3,631	4,015

Interest Expense	1,464	41	—	—

Net Income (Loss)	1,146	(45)	3,631	4,015
Less: Net Income (Loss) Attributable to Noncontrolling Interest	(161)	6	—	—
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$985	$(39)	$3,631	$4,015

Weighted average common shares outstanding - basic	7,588,349	7,902,737	N/A	N/A
Weighted average common shares outstanding - diluted	8,812,203	9,126,591	N/A	N/A

Net Income (Loss) Per Share Attributable to Alpine Income Property Trust, Inc.
Basic	$0.13	$—	N/A	N/A
Diluted	$0.11	$—	N/A	N/A

Dividends Declared and Paid	$0.82	$0.058	N/A	N/A

Non-GAAP Financial Measures

Our reported results are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We also disclose Funds From Operations (“FFO”) and Adjusted Funds From Operations (“AFFO”) both of which are non-GAAP financial measures. We believe these two non-GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs.

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

Balance Sheet Data (in thousands):

	As of December 31,
	2020	2019
Total Real Estate, at cost	$225,889	$128,457
Real Estate—Net	$219,339	$128,040
Cash and Cash Equivalents	$1,894	$12,342
Intangible Lease Assets—Net	$36,881	$22,358
Straight-Line Rent Adjustment	$2,045	$68
Deferred Expenses	$—	$577
Other Assets	$1,431	$788
Total Assets	$261,590	$164,173
Accounts Payable, Accrued Expenses, and Other Liabilities	$1,984	$1,472
Prepaid Rent and Deferred Revenue	$1,055	$88
Intangible Lease Liabilities—Net	$3,299	$1,908
Long-Term Debt	$106,159	$—
Total Liabilities	$112,497	$3,468
Total Equity	$149,093	$160,705

Reconciliation of Non-GAAP Measures (in thousands):

	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019	For the Year Ended December 31, 2018

	The Company		Predecessor
Net Income (Loss)	$1,146	$(45)	$3,631	$4,015
Depreciation and Amortization	9,949	687	4,859	4,901
Gain on Disposition of Assets	(287)	—	—	—
Funds from Operations	$10,808	$642	$8,490	$8,916
Adjustments:
Straight-Line Rent Adjustment	$(1,524)	$(68)	$(410)	$(451)
COVID-19 Rent Repayments (Deferrals), Net	(378)	—	—	—
Non-Cash Compensation	268	4	509	232
Amortization of Deferred Loan Costs to Interest Expense	188	16	—	—
Amortization of Intangible Assets and Liabilities to Lease Income	(108)	(5)	(234)	(229)
Accretion of Tenant Contribution	(22)	—	—	—
Amortization of Deferred Expenses to Lease Income	—	—	277	302
Recurring Capital Expenditures	(43)	—	—	—
Non-Recurring Acquisition Cost Charge	—	216	—	—
Adjusted Funds from Operations	$9,189	$805	$8,632	$8,770

Weighted Average Number of Common Shares:
Basic	7,588,349	7,902,737	N/A	N/A
Diluted	8,812,203	9,126,591	N/A	N/A

Other Data (in thousands, except per share data):

	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019	For the Year Ended December 31, 2018

	The Company		Predecessor
FFO	$10,808	$642	$8,490	$8,916
FFO per diluted share	$1.23	$0.07	N/A	N/A
AFFO	$9,189	$805	$8,632	$8,770
AFFO per diluted share	$1.04	$0.09	N/A	N/A

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview

Alpine Income Property Trust, Inc. is a Maryland corporation that conducts its operations so as to qualify as a REIT for federal income tax purposes. Substantially all of the operations are conducted through our Operating Partnership.

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

Our operating results for the year ended December 31, 2020 were in-line with our expectations and primarily driven by our investment activity of acquiring single-tenant net lease properties at valuations and yields generally consistent with our target investment parameters.

During the year ended December 31, 2020, the Company acquired 29 single tenant net leased properties for total acquisition volume of $116.6 million, reflecting a weighted-average going-in cash cap rate of 6.9%, nearing the top end of the acquisition volume guidance provided in October 2020.  During the year ended December 31, 2020, the Company sold one single tenant net leased property for total disposition volume of $5.1 million, reflecting an exit cash cap rate of 5.8%.

As of December 31, 2020, we owned 48 properties with an aggregate gross leasable area of 1.6 million square feet, located in 18 states, with a weighted average remaining lease term of 8.4 years. Our portfolio was 100% leased as of December 31, 2020.

In addition to our 48 income producing properties and pursuant to the amendment agreement with the Old Time Pottery tenant located in Orange Park, Florida, executed during the three months ended December 31, 2020, the Company now has the right to develop or ground lease a second outparcel and is in active discussions with a prospective tenant to ground lease the property.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of the COVID-19 Pandemic, which has spread throughout the United States. The spread of the COVID-19 Pandemic has continued to cause significant volatility in the U.S. and international markets, and in many industries, business activity has experienced periods of almost complete shutdown. There continues to be uncertainty around the duration and severity of business disruptions related to the COVID-19 Pandemic, as well as its impact on the U.S. economy and international economies.

The Company collected 100% of the Contractual Base Rent (“CBR”) due for the three months ended December 31, 2020. CBR represents the amount owed to the Company under the current terms of its lease agreements. The Company has agreed to defer or abate certain CBR in exchange for additional lease term or other lease enhancing additions that equated to 6% of contractual rents in place at the time of the deferral or abatement agreements. Repayment of deferred CBR began in the third quarter of 2020, with payments continuing, in some cases, through the end of 2021. See Note 17, “Subsequent Events” to the consolidated and combined financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for the Company’s disclosure related to 2021 rent collections.

An assessment of the current or identifiable potential financial and operational impacts on the Company as a result of the COVID-19 Pandemic are as follows:

●	During the first quarter of 2020, the Company completed the acquisition of nine properties for an aggregate purchase price of $46.8 million. When the pandemic was declared, given the uncertainties created by the COVID-19 Pandemic and the impact on the capital markets, the U.S. economy, and PINE’s tenants, the Company temporarily suspended its activities directed at identifying additional acquisition opportunities. Towards the end of the second quarter of 2020, the Company reached agreements with tenants for rent deferrals and abatements and the Company completed the acquisition of two properties for an aggregate purchase price of $28.6 million. During the third and fourth quarter of 2020, the Company completed the acquisition of 18 properties for an aggregate purchase price of $41.2 million, for total acquisition volume of $116.6 million for the year ended December 31, 2020. See Note 17, “Subsequent Events” to the consolidated and combined financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for information related to the single-tenant income properties acquired subsequent to December 31, 2020.

●	As a result of the outbreak of the COVID-19 Pandemic, the Federal Government and the State of Florida issued orders encouraging everyone to remain at their residence and not go into work. In response to these orders and in the best interest of the employees of our Manager and the Board, our Manager implemented significant preventative measures to ensure the health and safety of its employees and the Board, including: conducting all meetings of the Board and Committees of the Board telephonically or via a visual conferencing service, permitting its employees to work from home at their election, enforcing appropriate social distancing practices in our Manager’s office, encouraging its employees to wash their hands often and use face masks and providing hand sanitizer and other disinfectant products throughout their office, requiring its employees who do not feel well, in any capacity, to stay at home, and requiring all third-party delivery services (e.g. mail, food delivery, etc.) to complete their service outside the front door of its offices. Our Manager also offered COVID-19 testing to its employees in our Manager’s office to ensure a safe working environment.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2020, THE PERIOD FROM NOVEMBER 26, 2019 TO DECEMBER 31, 2019, AND THE PREDECESSOR PERIOD FROM JANUARY 1, 2019 TO NOVEMBER 25, 2019 (in thousands)(1)

	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019

	The Company		Predecessor
Revenues:
Lease Income	$19,248	$1,394	$11,837
Total Revenues	19,248	1,394	11,837
Operating Expenses:
Real Estate Expenses	2,316	372	1,664
General and Administrative Expenses	4,660	339	1,683
Depreciation and Amortization	9,949	687	4,859
Total Operating Expenses	16,925	1,398	8,206
Gain on Disposition of Assets	287	—	—
Net Income (Loss) from Operations	2,610	(4)	3,631
Interest Expense	1,464	41	—
Net Income (Loss)	1,146	(45)	3,631
Less: Net Income (Loss) Attributable to Noncontrolling Interest	(161)	6	—
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$985	$(39)	$3,631

(1)	Results of operations prior to November 26, 2019 represent the Predecessor activity of CTO. Subsequent to November 26, 2019, upon the acquisition of the Initial Portfolio from CTO, the results of operations are presented on a new basis of accounting pursuant to ASC 805-10.

General and Administrative Expenses for the Year Ended December 31, 2020, the Period from November 26, 2019 to December 31, 2019, and the Predecessor Period from January 1, 2019 to November 25, 2019 (in thousands):

	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019

	The Company		Predecessor
Management Fee to Manager	$2,554	$254	$—
Director Stock Compensation Expense (1)	268	4	509
Director & Officer Insurance Expense	459	44	—
Additional General and Administrative Expense	1,379	37	—
Allocation of Predecessor General and Administrative Expense	—	—	1,174
Total General and Administrative Expenses	$4,660	$339	$1,683

(1)	For the Predecessor period presented, stock compensation expense represents an allocation from CTO.

Revenue and Direct Cost of Revenues

Total revenue from our income property operations totaled $19.3 million during the year ended December 31, 2020, $1.4 million during the period from November 26, 2019 to December 31, 2019 and $11.8 million during the Predecessor period from January 1, 2019 to November 25, 2019. The increase in the respective revenues during the periods presented is primarily reflective of the increase in revenues attributable to the Company’s 29 income property acquisitions during the year ended December 31, 2020. The direct costs of revenues for our income property operations totaled $2.3 million during the year ended December 31, 2020, $0.4 million during the period from November 26, 2019 to December 31, 2019, and $1.7 million during the Predecessor period from January 1, 2019 to November 25, 2019. The increase in the direct cost of revenues is also due to the increase in the Company’s income property portfolio during the year ended December 31, 2020.

Depreciation and amortization expense totaled $9.9 million during the year ended December 31, 2020, $0.7 million  during the period from November 26, 2019 to December 31, 2019, and $4.9 million during the Predecessor period from January 1, 2019 to November 25, 2019.  The increase in the depreciation and amortization expense is reflective of the increase in the Company’s income property portfolio during the year ended December 31, 2020.

General and Administrative Expenses

General and administrative expenses totaled $4.7 million during the year ended December 31, 2020, $0.3 million during the period from November 26, 2019 to December 31, 2019, and $1.7 million during the Predecessor period from January 1, 2019 to November 25, 2019. Changes in general and administrative expenses are primarily due to the changes in the nature of such expenses, as the Predecessor period from January 1, 2019 to November 25, 2019 represents an allocation of the Predecessor parent company expenses versus actual general and administrative expenses incurred by the Company. The Predecessor general and administrative expenses were not indicative of the amount of general and administrative expenses the Company has incurred on an annual basis subsequent to the IPO. During the year ended December 31, 2020, general and administrative expenses were primarily impacted by the recognition of $2.6 million of management fee expenses, of which costs totaled $0.3 million and zero, respectively, for the period from November 26, 2019 to December 31, 2019 and for the Predecessor period from January 1, 2019 to November 25, 2019, in addition to $0.3 million of costs associated with audit services related to the 2019 annual audit. The fees associated with our annual audit are recognized as the services are incurred, which typically occurs ratably throughout the year.

Net Income (Loss)

Net income (loss) totaled $1.1 million for the year ended December 31, 2020, less than $(0.1) million for the period from November 26, 2019 to December 31, 2019, and $3.6  million for the Predecessor period from January 1, 2019 to November 25, 2019. In addition to the impacts described above, the decrease in net income for the year ended December 31, 2020, as compared to the period from November 26, 2019 to December 31, 2019 and the Predecessor period from January 1, 2019 to November 25, 2019 reflects the following elements:

●	An increase in general and administrative expenses totaling $2.6 million as the Predecessor period represents an allocation of the parent company expenses versus actual general and administrative expenses incurred by the Company; and

●	An increase in interest expense totaling $1.4 million, as compared to the same period in 2019, related to the outstanding balance on the Company’s Credit Facility to fund the acquisition of 29 income properties during the year ended December 31, 2020.

RESULTS OF OPERATIONS FOR THE PERIOD FROM NOVEMBER 26, 2019 TO DECEMBER 31, 2019,  THE PREDECESSOR PERIOD FROM JANUARY 1, 2019 TO NOVEMBER 25, 2019, AND THE PREDECESSOR YEAR ENDED DECEMBER 31, 2018 (in thousands)(1)

	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019	For the Year Ended December 31, 2018

	The Company	Predecessor
Revenues:
Lease Income	$1,394	$11,837	$11,720
Total Revenues	1,394	11,837	11,720
Operating Expenses:
Real Estate Expenses	372	1,664	1,620
General and Administrative Expenses	339	1,683	1,184
Depreciation and Amortization	687	4,859	4,901
Total Operating Expenses	1,398	8,206	7,705
Net Income (Loss) from Operations	(4)	3,631	4,015
Interest Expense	41	—	—
Net Income (Loss)	(45)	3,631	4,015
Less: Net Loss Attributable to Noncontrolling Interest	6	—	—
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$(39)	$3,631	$4,015

(1)	Results of operations prior to November 26, 2019 represent the Predecessor activity of CTO. As of November 26, 2019, upon the acquisition of the Initial Portfolio from CTO, the results of operations are presented on a new basis of accounting pursuant to ASC 805-10.

General and Administrative Expenses for the Period from November 26, 2019 to December 31, 2019, the Predecessor Period from January 1, 2019 to November 25, 2019, and the Predecessor Year Ended December 31, 2018 (in thousands):

	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019	For the Year Ended December 31, 2018

	The Company	Predecessor
Management Fee to Manager	$254	$—	$—
Director Stock Compensation Expense (1)	4	509	232
Director & Officer Insurance Expense	44	—	—
Additional General and Administrative Expense	37	—	—
Allocation of Predecessor General and Administrative Expense	—	1,174	952
Total General and Administrative Expenses	$339	$1,683	$1,184

(1)	For the Predecessor periods presented, stock compensation expense represents an allocation from CTO.

Revenue and Direct Cost of Revenues

Total revenue from our income property operations totaled $1.4 million during the period from November 26, 2019 to December 31, 2019, $11.8 million during the Predecessor period from January 1, 2019 to November 25, 2019, and $11.7 million during the Predecessor year ended December 31, 2018. The increase in the respective revenues during the periods presented is primarily reflective of the increase in revenues attributable to the Predecessor’s five income property acquisitions during the period from January 1, 2019 to November 25, 2019. The direct costs of revenues for our income property operations totaled $0.4 million during the period from November 26, 2019 to December 31, 2019, $1.7 million during the Predecessor period from January 1, 2019 to November 25, 2019, and $1.6 million during the Predecessor year ended December 31, 2018. The increase in the direct cost of revenues during the periods presented is reflective of both the time periods presented as well as an increase related to common area maintenance costs incurred related to the acquisition by the Predecessor of two ground leases in Jacksonville, Florida in October 2018.

Depreciation and Amortization

Depreciation and amortization expense totaled $0.7 million during the period from November 26, 2019 to December 31, 2019, $4.9 million during the Predecessor period from January 1, 2019 to November 25, 2019, and $4.9 million during the Predecessor year ended December 31, 2018. The increase in the depreciation and amortization expense during the periods presented is reflective of both the time periods presented as well as an increase related to the five income properties acquired by the Predecessor during the period from January 1, 2019 to November 25, 2019.

General and Administrative Expenses

General and administrative expenses totaled $0.3 million during the period from November 26, 2019 to December 31, 2019, $1.7 million during the Predecessor period from January 1, 2019 to November 25, 2019, and $1.2 million during the Predecessor year ended December 31, 2018. Changes in general and administrative expenses during the periods presented is reflective of both the time periods presented, as well as changes in the nature of general and administrative expenses, as the Predecessor periods represent an allocation of the parent company expenses versus actual general and administrative expenses incurred by the Company. The Predecessor general and administrative expenses were not indicative of the amount of general and administrative expenses the Company has incurred on an annual basis subsequent to the IPO.

Net Income (Loss)

Net income (loss) totaled less than $(0.1) million for the period from November 26, 2019 to December 31, 2019, $3.6  million for the Predecessor period from January 1, 2019 to November 25, 2019, and $4.0 million for the Predecessor year ended December 31, 2018. The $0.4 million decrease in net income for the Predecessor period from January 1, 2019 to November 25, 2019 and for the period from November 26, 2019 to December 31, 2019 (the Company) as compared to the Predecessor year ended December 31, 2018 is reflective of the previously described increase in revenue, direct cost of revenue, and depreciation and amortization related to the increase in the Predecessor’s income property portfolio in addition to actual general and administrative expenses incurred by the Company.

LIQUIDITY

Cash and Cash Equivalents. Cash totaled $1.9 million at December 31, 2020.

Long-Term Debt. Long-term debt, at face value, totaled $106.8 million at December 31, 2020, representing an increase of $106.8 million from no balance at December 31, 2019. The increase in the long-term debt was due to the draws on our Credit Facility which were used to facilitate the acquisition of 29 income properties during the year ended December 31, 2020. See Note 17, “Subsequent Events” to the consolidated and combined financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for information related to the single-tenant income properties acquired subsequent to December 31, 2020.

As of December 31, 2020, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Stated Interest Rate	Maturity Date
Credit Facility	$106,809	30-Day LIBOR + 1.35% - 1.95% (1)	November 2023
Total Debt/Weighted-Average Rate	$106,809	1.71%

(1)	Effective April 30, 2020, the Company utilized an Interest Rate Swap to achieve a fixed interest rate of 0.48% plus the applicable spread on $50.0 million of the outstanding balance on the Credit Facility, see Note 10, “Interest Rate Swap” in the notes to the consolidated and combined financial statements in Item 8.

Credit Facility. The Company’s revolving credit facility (the “Credit Facility”), with Bank of Montreal (“BMO”) serving as the administrative agent for the lenders thereunder, is unsecured with regard to our income property portfolio but is guaranteed by certain wholly owned subsidiaries of the Company. The Credit Facility bank group is led by BMO and also includes Raymond James Bank, N.A. The Credit Facility had an initial total borrowing capacity of $100.0 million with the ability to increase that capacity up to $150.0 million during the base term, subject to lender approval.

On October 16, 2020, the Company executed the second amendment to the Credit Facility (the “Second Amendment”), with the addition of two lenders, Huntington National Bank and Truist Bank. As a result of the Second Amendment, the Credit Facility has a total borrowing capacity of $150.0 million with the ability to increase that capacity up to $200.0 million during the term, utilizing an accordion feature, subject to lender approval.

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

At December 31, 2020, the current commitment level under the Credit Facility was $150.0 million and the Company had an outstanding balance of $106.8 million.

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

Acquisitions and Investments. As noted previously, the Company’s operations commenced on November 26, 2019 and we did not acquire any single-tenant income properties during the period beginning with the commencement of our operations on November 26, 2019 through December 31, 2019. During the year ended December 31, 2020, we acquired 29 single-tenant, net leased properties for a total investment of $116.6 million. See Note 17, “Subsequent Events” to the consolidated and combined financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for information related to the single-tenant income properties acquired subsequent to December 31, 2020.

During the first quarter of 2020, the Company completed the acquisition of nine properties for an aggregate purchase price of $46.8 million. When the pandemic was declared, given the uncertainties created by the COVID-19 Pandemic and the impact on the capital markets, the U.S. economy, and PINE’s tenants, the Company temporarily suspended its activities directed at identifying additional acquisition opportunities. Towards the end of the second quarter of 2020, the Company completed the acquisition of two properties for an aggregate purchase price of $28.6 million. During the third and fourth quarter of 2020, the Company completed the acquisition of 18 properties for an aggregate purchase price of $41.2 million, for total acquisition volume of $116.6 million for the year ended December 31, 2020.

Dispositions. On September 25, 2020, the Company sold its single-tenant income property, classified as held for sale as of June 30, 2020, leased to Outback Steakhouse located in Charlottesville, Virginia, for total disposition volume of $5.1 million, reflecting an exit cap rate of 5.8%. The Company’s gain on the sale was $0.3 million, or $0.03 per diluted share. No income properties were disposed of during the period beginning with the commencement of our operations on November 26, 2019 through December 31, 2019.

Capital Expenditures. Through December 31, 2020, the Company incurred $0.9 million of tenant improvements related to the property leased to 7-Eleven in Georgetown, Texas, of which the tenant reimbursed $0.4 million subsequent to year end pursuant to the lease. As of December 31, 2020, $0.1 million of the total $0.9 million was left to be funded.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations and $43.2 million of available capacity on the existing $150.0 million Credit Facility, based on our current borrowing base of income properties, as of December 31, 2020.

 The Board and management consistently review the allocation of capital with the goal of providing the best long-term return for our stockholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing the Company’s securities, and retaining funds for reinvestment. Annually, the Board reviews our business plan and corporate strategies, and makes adjustments as circumstances warrant. Management’s focus is to continue our strategy of investing in single-tenant net leased income properties by utilizing the capital we raised in the IPO and available borrowing capacity from the Credit Facility to increase our portfolio of income-producing properties, providing stabilized cash flows with strong risk-adjusted returns primarily in larger metropolitan areas and growth markets.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Through December 31, 2020, the Company incurred $0.9 million of tenant improvements related to the property leased to 7-Eleven in Georgetown, Texas, of which the tenant reimbursed $0.4 million subsequent to year end pursuant to the lease. As of December 31, 2020, $0.1 million of the total $0.9 million was left to be funded.

There are no development obligations, that are not recognized as liabilities in our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements included in this Annual Report are prepared in conformity with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. The development and selection of these critical accounting policies have been determined by management and the related disclosures have been reviewed with the Audit Committee of the Board of Directors of the Company. Actual results could differ from those estimates.

Our significant accounting policies are more fully described in Note 3, “Summary of Significant Accounting Policies” to the consolidated and combined financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K; however, the most critical accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows:

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

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  Investments in real estate are carried at cost less accumulated depreciation and impairment losses, if any. The cost of investments in real estate reflects their purchase price or development cost. We evaluate each acquisition transaction to determine whether the acquired asset meets the definition of a business. Under Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, an acquisition does not qualify as a business when there is no substantive process acquired or substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. Transaction costs related to acquisitions that are asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be acquisitions of a business are expensed as incurred. Improvements and replacements are capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance are expensed as incurred.

In accordance with FASB guidance, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term unless the management believes that it is likely that the tenant will renew the lease upon expiration, in which case both the Company and the Predecessor amortize the value attributable to the renewal over the renewal period. The value of in-place leases and leasing costs are amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Income Property Lease Revenue. The rental arrangements associated with the Company’s income property portfolio are classified as operating leases. The Company recognizes lease income on these properties on a straight-line basis over the term of the lease. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between lease income recognized under this method and contractual lease payment terms (i.e., straight-line rent) is recorded as a deferred operating lease receivable and is included in straight-line rent adjustment on the accompanying consolidated balance sheets as of December 31, 2020 and December 31, 2019.

Income Taxes. The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code commencing with its short taxable year beginning on November 26, 2019 and ending on December 31, 2019. The Company believes that, commencing with such short taxable year, it has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. The Company may form one or more taxable REIT subsidiaries (“TRSs”), which will be subject to applicable U.S. federal, state and local corporate income tax on their taxable income. For the periods presented, the Company did not have any TRSs that would be subject to taxation.

New Accounting Pronouncements. Refer to Note 3, “Summary of Significant Accounting Policies” to the consolidated and combined financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated and Combined Financial Statements appear beginning on page F-1 of this report. See Item 15 of this report.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our accountants on accounting and financial disclosures.

ITEM 9A.          CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by rules 13(a)-15 and 15(d)-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and our CFO, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be set forth herein will be included in the Company’s definitive proxy statement for its 2021 annual stockholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2020 (the “Proxy Statement”), which sections are incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

We are externally managed by our Manager and as such the Company does not incur compensation costs affiliated with our executive officers. Any additional information required to be set forth herein will be included in the Proxy Statement, which sections are incorporated herein by reference.

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

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2020 and 2019	F-3

Consolidated Statements of Operations for the year ended December 31, 2020 (the Company) and for the period from November 26, 2019 to December 31, 2019 (the Company) and Combined Statements of Operations for the period from January 1, 2019 to November 25, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor)

F-4

Consolidated Statements of Comprehensive Income for the year ended December 31, 2020 (the Company) and for the period from November 26, 2019 to December 31, 2019 (the Company) and Combined Statements of Comprehensive Income for the period from January 1, 2019 to November 25, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor)

F-5

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2020 (the Company) and for the period from November 26, 2019 to December 31, 2019 (the Company) and Combined Statements of Stockholders’ Equity for the period from January 1, 2019 to November 25, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor)

F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2020 (the Company) and for the period from November 26, 2019 to December 31, 2019 (the Company) and Combined Statements of Cash Flows for the period from January 1, 2019 to November 25, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor)

F-7
Notes to Consolidated and Combined Financial Statements	F-8

2. FINANCIAL STATEMENT SCHEDULES

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

10.5

Management Agreement, dated November 26, 2019, among Alpine Income Property Trust, Inc., Alpine Income Property OP, LP and Alpine Income Property Manager, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 3, 2019).*

10.6

Exclusivity and Right of First Offer Agreement, dated November 26, 2019, between Consolidated-Tomoka Land Co. and Alpine Income Property Trust, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 3, 2019).

10.7

Credit Agreement, dated November 26, 2019, among Alpine Income Property OP, LP, Alpine Income Property Trust, Inc., Bank of Montreal, BMO Capital Markets Corp. and Raymond James Bank, N.A. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 3, 2019).

10.8

Indemnification Agreement, dated November 21, 2019, between Alpine Income Property Trust, Inc. and John P. Albright (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 3, 2019).*

10.9

Indemnification Agreement, dated November 21, 2019, between Alpine Income Property Trust, Inc. and Steven R. Greathouse (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 3, 2019).*

10.10

Indemnification Agreement, dated November 21, 2019, between Alpine Income Property Trust, Inc. and Daniel E. Smith (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on December 3, 2019).*

10.11

Indemnification Agreement, dated November 21, 2019, between Alpine Income Property Trust, Inc. and Mark O. Decker, Jr. (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on December 3, 2019).*

10.12

Indemnification Agreement, dated November 21, 2019, between Alpine Income Property Trust, Inc. and M. Carson Good (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 3, 2019).*

10.13

Indemnification Agreement, dated November 21, 2019, between Alpine Income Property Trust, Inc. and Andrew C. Richardson (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 3, 2019).*

10.14

Indemnification Agreement, dated November 21, 2019, between Alpine Income Property Trust, Inc. and Jeffrey S. Yarckin (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on December 3, 2019).*

10.15

Indemnification Agreement, dated February 10, 2021, between Alpine Income Property Trust, Inc. and Rachel E. Wein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2021).*

10.16

Alpine Income Property Trust, Inc. 2019 Individual Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-235256) filed on November 25, 2019).*

10.17	Alpine Income Property Trust, Inc. 2019 Manager Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on December 3, 2019).*

10.18

Form of Non-Employee Director Restricted Stock Award Agreement under the Alpine Income Property Trust, Inc. 2019 Individual Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-234304) filed with the Commission on November 7, 2019).*

10.19

First Amendment to the Credit Agreement, dated June 30, 2020, among Alpine Income Property OP, LP, Alpine Income Property Trust, Inc., Bank of Montreal, BMO Capital Markets Corp. and Raymond James Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on August 3, 2020).

10.20

Second Amendment to the Credit Agreement, dated October 16, 2020, among Alpine Income Property OP, LP, Alpine Income Property Trust, Inc., the other Guarantors party thereto, the Lenders party thereto and Bank of Montreal, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2020).

21.1	List of Subsidiaries of the Registrant. †

23.1	Consent of Grant Thornton LLP. †

31.1	Certificate of John P. Albright, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certificate of Matthew M. Partridge, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certificate of John P. Albright, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††

32.2

Certificate of Matthew M. Partridge, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Filed Herewith

††  Furnished Herewith

*    Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE INCOME PROPERTY TRUST, INC.

Date: February 16, 2021	By:	/S/ JOHN P. ALBRIGHT
John P. Albright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 16, 2021	President and Chief Executive Officer (Principal Executive Officer), and Director	/S/ JOHN P. ALBRIGHT

February 16, 2021	Senior Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)	/S/ MATTHEW M. PARTRIDGE

February 16, 2021	Vice President and Chief Accounting Officer (Principal Accounting Officer)	/S/ LISA M. VORAKOUN

February 16, 2021	Chairman of the Board, Director	/S/ ANDREW C. RICHARDSON

February 16, 2021	Director	/S/ MARK O. DECKER, JR.

February 16, 2021	Director	/S/ M. CARSON GOOD

February 16, 2021	Director	/S/ JEFFREY S. YARCKIN

ALPINE INCOME PROPERTY TRUST, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2020 and 2019	F-3

Consolidated Statements of Operations for the year ended December 31, 2020 (the Company) and for the period from November 26, 2019 to December 31, 2019 (the Company) and Combined Statements of Operations for the period from January 1, 2019 to November 25, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor)

F-4

Consolidated Statements of Comprehensive Income for the year ended December 31, 2020 (the Company) and for the period from November 26, 2019 to December 31, 2019 (the Company) and Combined Statements of Comprehensive Income for the period from January 1, 2019 to November 25, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor)

F-5

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2020 (the Company) and for the period from November 26, 2019 to December 31, 2019 (the Company) and Combined Statements of Stockholders’ Equity for the period from January 1, 2019 to November 25, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor)

F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2020 (the Company) and for the period from November 26, 2019 to December 31, 2019 (the Company) and Combined Statements of Cash Flows for the period from January 1, 2019 to November 25, 2019 (Predecessor) and for the year ended December 31, 2018 (Predecessor)

F-7
Notes to Consolidated and Combined Financial Statements	F-8

f-1

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Alpine Income Property Trust, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Alpine Income Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2020 and for the period from November 26, 2019 to December 31, 2019 (Company) and the combined statements of operations, comprehensive income, stockholders’ equity and cash flows for the period from January 1, 2019 to November 25, 2019 (Predecessor), and for the year ended December 31, 2018 (Predecessor) and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 (Company), and the results of their operations and their cash flows for the year ended December 31, 2020, and for the period from November 26, 2019 to December 31, 2019 (Company), the period from January 1, 2019 to November 25, 2019 (Predecessor), and for the year ended December 31, 2018 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2019.

Orlando, Florida

February 16, 2021

f-2

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of
	December 31, 2020	December 31, 2019
ASSETS
Real Estate:
Land, at cost	$83,210	$54,387
Building and Improvements, at cost	142,679	74,070
Total Real Estate, at cost	225,889	128,457
Less, Accumulated Depreciation	(6,550)	(417)
Real Estate—Net	219,339	128,040
Cash and Cash Equivalents	1,894	12,342
Intangible Lease Assets—Net	36,881	22,358
Straight-Line Rent Adjustment	2,045	68
Deferred Expenses	—	577
Other Assets	1,431	788
Total Assets	$261,590	$164,173
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$1,984	$1,472
Prepaid Rent and Deferred Revenue	1,055	88
Intangible Lease Liabilities—Net	3,299	1,908
Long-Term Debt	106,159	—
Total Liabilities	112,497	3,468
Commitments and Contingencies
Equity:
Preferred Stock, $0.01 par value per share, 100 million shares authorized, no shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	—	—
Common Stock, $0.01 par value per share, 500 million shares authorized, 7,458,755 shares issued and outstanding as of December 31, 2020 and 7,902,737 shares issued and outstanding as of December 31, 2019	75	79
Additional Paid-in Capital	132,878	137,948
Dividends in Excess of Net Income	(5,713)	(498)
Accumulated Other Comprehensive Loss	(481)	—
Stockholders' Equity	126,759	137,529
Noncontrolling Interest	22,334	23,176
Total Equity	149,093	160,705
Total Liabilities and Equity	$261,590	$164,173

The accompanying notes are an integral part of these consolidated and combined financial statements.

f-3

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In thousands, except share, per share and dividend data)

	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019	For the Year Ended December 31, 2018

	The Company		Predecessor
Revenues:
Lease Income	$19,248	$1,394	$11,837	$11,720
Total Revenues	19,248	1,394	11,837	11,720
Operating Expenses:
Real Estate Expenses	2,316	372	1,664	1,620
General and Administrative Expenses	4,660	339	1,683	1,184
Depreciation and Amortization	9,949	687	4,859	4,901
Total Operating Expenses	16,925	1,398	8,206	7,705
Gain on Disposition of Assets	287	—	—	—
Net Income from Operations	2,610	(4)	3,631	4,015
Interest Expense	1,464	41	—	—
Net Income (Loss)	1,146	(45)	3,631	4,015
Less: Net (Income) Loss Attributable to Noncontrolling Interest	(161)	6	—	—
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$985	$(39)	$3,631	$4,015

Per Common Share Data:
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.
Basic	$0.13	$—	N/A	N/A
Diluted	$0.11	$—	N/A	N/A
Weighted Average Number of Common Shares:
Basic	7,588,349	7,902,737	N/A	N/A
Diluted	8,812,203	9,126,591	N/A	N/A

Dividends Declared and Paid	$0.82	$0.058	N/A	N/A

The accompanying notes are an integral part of these consolidated and combined financial statements.

f-4

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019	For the Year Ended December 31, 2018

	The Company		Predecessor
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$985	$(39)	$3,631	$4,015
Other Comprehensive Income (Loss)
Cash Flow Hedging Derivative - Interest Rate Swap	(481)	—	—	—
Total Other Comprehensive Loss	(481)	—	—	—
Total Comprehensive Income (Loss)	$504	$(39)	$3,631	$4,015

The accompanying notes are an integral part of these consolidated and combined financial statements.

f-5

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Predecessor Equity	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Stockholders' Equity	Noncontrolling Interest	Total Equity
Predecessor
Balance January 1, 2018	$120,380	$—	$—	$—	$—	$120,380	$—	$120,380
Net Income	4,015	—	—	—	—	4,015	—	4,015
Stock Compensation Expense from CTO Realty Growth, Inc.	232	—	—	—	—	232	—	232
Net Transactions with CTO Realty Growth, Inc.	(438)	—	—	—	—	(438)	—	(438)
Balance December 31, 2018	124,189	—	—	—	—	124,189	—	124,189
Net Income	3,631	—	—	—	—	3,631	—	3,631
Stock Compensation Expense from CTO Realty Growth, Inc.	509	—	—	—	—	509	—	509
Net Transactions with CTO Realty Growth, Inc.	19,447	—	—	—	—	19,447	—	19,447
Balance November 25, 2019	$147,776	$—	$—	$—	$—	$147,776	$—	$147,776

	Predecessor Equity	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Loss	Stockholders' Equity	Noncontrolling Interest	Total Equity
The Company
Balance November 26, 2019	$—	$—	$—	$—	$—	$—	$—	$—
Net Loss	—	—	—	(39)	—	(39)	(6)	(45)
Proceeds from Initial Public Offering	—	75	142,425	—	—	142,500	—	142,500
Proceeds from Private Placement	—	4	7,497	—	—	7,501	—	7,501
Operating Units Issued	—	—	—	—	—	—	23,253	23,253
Payment of Initial Public Offering Transaction Costs	—	—	(11,978)	—	—	(11,978)	—	(11,978)
Stock Issuance to Directors	—	—	4	—	—	4	—	4
Cash Dividend ($0.058 per share)	—	—	—	(459)	—	(459)	(71)	(530)
Balance December 31, 2019	—	79	137,948	(498)	—	137,529	23,176	160,705
Net Income	—	—	—	985	—	985	161	1,146
Stock Repurchase	—	(4)	(5,010)	—	—	(5,014)	—	(5,014)
Payment of Shelf Registration and ATM Transaction Costs	—	—	(298)			(298)		(298)
Stock Issuance to Directors	—	—	238	—	—	238	—	238
Cash Dividend ($0.82 per share)	—	—	—	(6,200)	—	(6,200)	(1,003)	(7,203)
Other Comprehensive Loss	—	—	—	—	(481)	(481)	—	(481)
Balance December 31, 2020	$—	$75	$132,878	$(5,713)	$(481)	$126,759	$22,334	$149,093

The accompanying notes are an integral part of these consolidated and combined financial statements.

f-6

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019	For the Year Ended December 31, 2018

	The Company		Predecessor
Cash Flow from Operating Activities:
Net Income (Loss)	$1,146	$(45)	$3,631	$4,015
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	9,949	687	4,859	4,901
Amortization of Intangible Lease Assets and Liabilities to Lease Income	(108)	(5)	(234)	(229)
Amortization of Deferred Loan Costs to Interest Expense	188	16	—	—
Amortization of Deferred Expenses to Lease Income	—	—	277	302
Gain on Disposition of Assets	(287)	—	—	—
Non-Cash Compensation	268	4	509	232
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(1,524)	(68)	(410)	(451)
COVID-19 Rent Deferrals, Net	(378)	—	—	—
Deferred Expenses	—	—	—	(1)
Other Assets	(830)	(787)	(500)	41
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	2	1,472	(243)	(3,158)
Prepaid Rent and Deferred Revenue	968	88	(343)	(27)
Net Cash Provided By Operating Activities	9,394	1,362	7,546	5,625
Cash Flow from Investing Activities:
Acquisition of Real Estate, Including Capitalized Expenditures	(118,808)	(125,919)	(27,001)	(5,186)
Proceeds from Disposition of Assets	4,933	—	—	—
Net Cash Used In Investing Activities	(113,875)	(125,919)	(27,001)	(5,186)
Cash Flow from Financing Activities:
Draws on Credit Facility	115,500	—	—	—
Payments on Credit Facility	(8,691)	—	—	—
Repurchase of Common Stock	(5,014)	—	—	—
Cash Received from Initial Public Offering	—	142,500	—	—
Cash Received from Private Placement	—	7,501	—	—
Cash Paid for Initial Public Offering Transaction Costs	—	(11,978)	—	—
Cash Paid for Shelf Registration and ATM Transaction Costs	(298)	—	—	—
Net Transactions with CTO Realty Growth, Inc.	—	—	19,447	(438)
Cash Paid for Loan Fees	(261)	(594)	—	—
Dividends Paid	(7,203)	(530)	—	—
Net Cash Provided By (Used In) Financing Activities	94,033	136,899	19,447	(438)
Net Increase (Decrease) in Cash and Cash Equivalents	(10,448)	12,342	(8)	1
Cash and Cash Equivalents, Beginning of Period	12,342	—	8	7
Cash and Cash Equivalents, End of Period	$1,894	$12,342	$—	$8

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$1,230	$—	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Loss on Cash Flow Hedge	$481	$—	$—	$—
Contribution of OP Units in Exchange for Predecessor Income Properties	$—	$23,253	$—	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

f-7

ALPINE INCOME PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

NOTE 1.      BUSINESS AND ORGANIZATION

BUSINESS

Alpine Income Property Trust, Inc. (the “Company” or “PINE”) is a real estate company that owns and operates a high-quality portfolio of single-tenant commercial properties. The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Alpine Income Property Trust, Inc. together with our consolidated subsidiaries.

Our portfolio consists of 48 single-tenant, primarily net leased, retail and office properties located in 34 markets in 18 states. All of the properties in our portfolio are subject to long-term, primarily triple-net leases, which generally require the tenant to pay all of the property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. See Note 17, “Subsequent Events”, for information related to the single-tenant income properties acquired subsequent to December 31, 2020.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO Realty Growth, Inc. (our “Manager”). CTO Realty Growth, Inc. (NYSE: CTO) is a Maryland corporation that is a publicly traded, diversified real estate operating company and the sole member of our Manager (“CTO”).

ORGANIZATION

The Company is a Maryland corporation that was formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering (“IPO”) of shares of its common stock (the “Offering”) as well as a concurrent private placement of shares of common stock to CTO. The price per share paid in the Offering and the concurrent private placement was $19.00 (the “IPO Price”). The Offering raised $142.5 million in gross proceeds from the issuance of 7,500,000 shares of our common stock. We also raised $7.5 million from the concurrent private placement to CTO from the issuance of 394,737 shares of our common stock (“CTO Private Placement”). Included in the $142.5 million Offering was CTO’s purchase of 421,053 shares of our common stock for $8.0 million, representing a cash investment by CTO of $15.5 million. A total of $125.9 million of proceeds from the Offering were utilized to acquire 15 properties in our initial portfolio from CTO. The remaining five properties in our initial portfolio were contributed by CTO in exchange for 1,223,854 units of the operating partnership (the “OP Units”) for a value of $23.3 million based on the IPO Price. The Company incurred a total of $12.0 million of transaction costs, which included underwriting fees of $9.4 million. Upon completion of the Offering, the concurrent CTO Private Placement, and the other transactions executed at the time of our listing on the New York Stock Exchange (the “NYSE”) under the symbol “PINE” (collectively defined as the “Formation Transactions”), CTO owned 22.3% of our outstanding common stock (assuming the OP Units issued to CTO in the Formation Transactions are exchanged for shares of our common stock on a one-for-one basis).

We conduct the substantial majority of our operations through Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of December 31, 2020, we have a total ownership interest in the Operating Partnership of 85.9%, with CTO holding, directly and indirectly, a 14.1% ownership interest in the Operating Partnership. Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. The Board manages our business and affairs.

f-8

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

COVID-19 PANDEMIC

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has spread throughout the United States. The spread of the COVID-19 Pandemic has continued to cause significant volatility in the U.S. and international markets, and in many industries, business activity has experienced periods of almost complete shutdown. There continues to be uncertainty around the duration and severity of business disruptions related to the COVID-19 Pandemic, as well as its impact on the U.S. economy and international economies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the Company’s disclosure related to the potential cash flow impact as well as Note 3, “Summary of Significant Accounting Policies” for the accounting treatment of lease modifications associated with tenant rent relief requests due to the COVID-19 Pandemic.

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

The preparation of these consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The combined financial statements for the periods prior to November 26, 2019 include an allocation of general and administrative expenses to the Predecessor from CTO. In addition, general and administrative expenses include an allocation of the costs of certain CTO corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses (including stock-based compensation) represent a pro rata allocation of costs from CTO based on the revenues

f-9

of the Predecessor as a percentage of CTO’s total revenue. The Company believes the allocation methodology for general and administrative expenses is reasonable. However, the allocated general and administrative expense presented in our combined statements of operations for historical periods does not necessarily reflect what our general and administrative expenses will be as a stand-alone public company for future reporting periods. Additionally, most of the Predecessor entities included in CTO’s financial statements did not have separately established bank accounts for the periods presented, and most cash transactions were historically transacted through bank accounts owned by CTO. The combined statements of cash flows for the periods presented were prepared as if operating, investing, and financing transactions had been transacted through separate bank accounts of the Predecessor. The combined financial statements include, on a carve-out basis, the historical balance sheets and statements of operations and cash flows attributed to the Company.

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

SEGMENT REPORTING

ASC Topic 280, Segment Reporting, establishes standards related to the manner in which enterprises report operating segment information. The Company is primarily in the business of acquiring and managing retail real estate which is considered to be one reporting segment.  The Company has no other reportable segments. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating and evaluating financial performance.

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

REAL ESTATE

The Company’s real estate assets are primarily comprised of the income properties in its portfolio, and are stated at cost, less accumulated depreciation and amortization. Such income properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to the applicable income property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the year ended December 31, 2020, the period from November 26, 2019 to December 31, 2019, the Predecessor period from January 1, 2019 to November 25, 2019, and the Predecessor year ended December 31, 2018, was $6.2 million, $0.4 million, $3.2 million, and $3.2 million, respectively.

f-10

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

PURCHASE ACCOUNTING FOR ACQUISITIONS OF REAL ESTATE SUBJECT TO A LEASE

Investments in real estate are carried at cost less accumulated depreciation and impairment losses, if any. The cost of investments in real estate reflects their purchase price or development cost. We evaluate each acquisition transaction to determine whether the acquired asset meets the definition of a business. Under Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, an acquisition does not qualify as a business when there is no substantive process acquired or substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. Transaction costs related to acquisitions that are asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be acquisitions of a business are expensed as incurred. Improvements and replacements are capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance are expensed as incurred.

In accordance with FASB guidance, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term unless the management believes that it is likely that the tenant will renew the lease upon expiration, in which case both the Company and the Predecessor amortize the value attributable to the renewal over the renewal period. The value of in-place leases and leasing costs are amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

INCOME PROPERTY LEASE REVENUE

The rental arrangements associated with the Company’s income property portfolio are classified as operating leases. The Company recognizes lease income on these properties on a straight-line basis over the term of the lease. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between lease income recognized under this method and contractual lease payment terms (i.e., straight-line rent) is recorded as a deferred operating lease receivable and is included in straight-line rent adjustment on the accompanying consolidated balance sheets. The Company’s leases provide for reimbursement from tenants for variable lease payments including common area maintenance, insurance, real estate taxes and other operating expenses. A portion of our variable lease payment revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred and accrued.

f-11

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of December 31, 2020, the Company recorded an allowance for doubtful accounts of $0.1 million. As of December 31, 2019, and 2018, no allowance for doubtful accounts was required.

SALES TAX

Sales tax collected on lease payments is recognized as a liability in the accompanying consolidated balance sheets when collected. The liability is reduced at the time payment is remitted to the applicable taxing authority.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of December 31, 2020 and 2019 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of cash and cash equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

DEFERRED EXPENSES

As of December 31, 2020, the Company’s long-term debt includes deferred financing costs associated with the Company’s Credit Facility. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated and combined statements of operations. As of December 31, 2019, these costs are reflected as deferred expenses on the accompanying consolidated balance sheet as there was no outstanding debt as of December 31, 2019.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITY

Effective April 30, 2020, in conjunction with the variable-rate Credit Facility (hereinafter defined in Note 9, “Long-Term Debt”), the Company entered into an Interest Rate Swap to fix the interest rate on $50.0 million of the outstanding Credit Facility balance (the “Interest Rate Swap”). The Company accounts for its cash flow hedging derivative in accordance with FASB ASC Topic 815-20, Derivatives and Hedging. Depending upon the Interest Rate Swap’s value at each balance sheet date, the derivative is included in either other assets or accounts payable, accrued expenses, and other liabilities on the consolidated balance sheet at its fair value. On the date the Interest Rate Swap was entered into, the Company designated the derivative as a hedge of the variability of cash flows to be paid related to the recognized long-term debt liabilities.

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

f-12

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities at December 31, 2020 and December 31, 2019, approximate fair value because of the short maturity of these instruments. The carrying value of the Credit Facility approximates current market rates for revolving credit arrangements with similar risks and maturities.

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

f-13

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

As of December 31, 2020, the Company has issued restricted shares of common stock pursuant to the Equity Incentive Plan. The Company’s determination of the grant date fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the vesting period and is included in general and administrative expenses in the Company’s consolidated and combined statements of operations. Award forfeitures are accounted for in the period in which they occur.

CONCENTRATION OF CREDIT RISK

Certain of the tenants in the portfolio of 48 single-tenant properties accounted for more than 10% of total revenues during the year ended December 31, 2020, the period from November 26, 2019 to December 31, 2019, the Predecessor period from January 1, 2019 to November 25, 2019, and the Predecessor year ended December 31, 2018.

During the year ended December 31, 2020, the properties leased to Wells Fargo Bank and Hilton Grand Vacations represented 19% and 12% of total revenues, respectively. During the period from November 26, 2019 to December 31, 2019 and the Predecessor period from January 1, 2019 to November 25, 2019, the properties leased to Wells Fargo Bank and Hilton Grand Vacations represented 26% and 17% of total revenues, respectively. During the Predecessor year ended December 31, 2018, the properties leased to Wells Fargo Bank and Hilton Grand Vacations represented 31% and 18% of total revenues, respectively.

As of December 31, 2020 and 2019, 13% and 24%, respectively, of the Company’s real estate portfolio, based on square footage, was located in the State of Oregon. As of December 31, 2020 and 2019, 17% and 29%, respectively, of the Company’s real estate portfolio, based on square footage, was located in the State of Florida. Additionally, as of December 31, 2020, individually more than 10% of the Company’s real estate portfolio, based on square footage, was located in the States of  North Carolina and Michigan. As of December 31, 2019, more than 10% of the Company’s real estate portfolio, based on square footage, was located in the states of Georgia and North Carolina. Uncertainty of the duration of a prolonged real estate and economic downturn could have an adverse impact on the Company’s real estate values.

RECENTLY ISSUED ACCOUNTING STANDARDS

Cessation of LIBOR. In January 2021, the FASB issued ASU 2021-01 which is in response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in numerous jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The amendments in ASU 2021-01 are effective immediately and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The Company believes it’s Interest Rate Swap (hereinafter defined) meets the scope of Topic 848-10-15-3A and therefore, Company will be able to continue to apply a perfectly effective assessment method by electing the corresponding optional expedient for subsequent assessments.

Lease Modifications. In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of the COVID-19 Pandemic. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and, instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to lease concessions related to the COVID-19 Pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. As of and for the year ended

f-14

December 31, 2020, the Company elected to not apply lease modification accounting with respect to rent deferrals as the concessions were related to COVID-19 and there was not a substantial increase in the lessor’s rights under the lease agreement. Accordingly, for leases in which deferred rent agreements were reached, the Company has continued to account for the lease by recognizing the normal straight-line rental income and as the deferred rents are repaid by the tenant, the straight-line receivable will be reduced. The portion of the straight-line adjustment related to COVID-19 concessions has been reflected separately in the Company’s statement of cash flows for the year ended December 31, 2020. With respect to rent abatement agreements, lease modification accounting applies as an extended term was a part of such agreements, accordingly the Company re-calculated straight-line rental income for such leases to recognize over the new lease term.

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

NOTE 4.      INCOME PROPERTY PORTFOLIO

As of December 31, 2020, the Company’s income property portfolio consisted of 48 single-tenant properties with 1.6 million total square feet. See Note 17, “Subsequent Events”, for information related to the single-tenant income properties acquired subsequent to December 31, 2020.

Leasing revenue consists of long-term rental revenue from retail and office income properties, which is recognized as earned, using the straight-line method over the life of each lease.

The components of lease income are as follows (in thousands):

	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019	For the Year Ended December 31, 2018

	The Company		Predecessor
Lease Income
Lease Payments	$17,746	$1,294	$10,810	$10,779
Variable Lease Payments	1,502	100	1,027	941
Total Lease Income	$19,248	$1,394	$11,837	$11,720

f-15

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year as of December 31, 2020, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
2021	$20,974
2022	20,675
2023	20,825
2024	20,351
2025	19,824
2026 and thereafter (cumulative)	74,894
Total	$177,543

See Note 3, “Summary of Significant Accounting Policies” for the accounting treatment of potential lease modifications associated with tenant rent relief requests due to the COVID-19 Pandemic and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the amount of such rent relief.

f-16

2020 Activity. During the year ended December 31, 2020, the Company acquired 29 single-tenant income properties for a purchase price of $116.6 million, or an acquisition cost of $117.7 million including capitalized acquisition costs. The acquisitions made during the year ended December 31, 2020 were accounted for as asset acquisitions. Of the total acquisition cost, $30.3 million was allocated to land, $70.0 million was allocated to buildings and improvements, $19.1 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $1.7 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 10.1 years at acquisition.

The single-tenant net lease income properties acquired during the year ended December 31, 2020 are described below:

Tenant Description	Property Location	Date of Acquisition	Property Square-Feet	Purchase Price ($000's)	Remaining Lease Term at Acquisition Date (in years)
7-Eleven	Austin, TX	1/13/2020	6,400	$5,762	15.0
7-Eleven	Georgetown, TX	1/13/2020	7,726	4,301	15.0
Conn's HomePlus	Hurst, TX	1/10/2020	37,957	6,100	11.6
Lehigh Gas Wholesale Services, Inc.	Highland Heights, KY	2/03/2020	2,578	4,250	10.8
American Multi-Cinema, Inc.	Tyngsborough, MA	2/19/2020	39,474	7,055	10.1
Hobby Lobby	Tulsa, OK	2/28/2020	84,180	12,486	10.8
Long John Silver's	Tulsa, OK	2/28/2020	3,000	264	N/A
Old Time Pottery	Orange Park, FL	2/28/2020	84,180	6,312	10.4
Freddy's Frozen Custard	Orange Park, FL	2/28/2020	3,200	303	6.8
Hobby Lobby	Arden, NC	6/24/2020	55,000	7,987	11.2
Walmart	Howell, MI	6/30/2020	214,172	20,590	6.6
Advanced Auto Parts	Severn, MD	9/14/2020	6,876	2,588	14.5
Dollar General	Heuvelton, NY	9/14/2020	9,342	1,462	12.1
Dollar General	Winthrop, NY	9/14/2020	9,167	1,589	11.0
Dollar General	Salem, NY	9/14/2020	9,199	1,485	13.0
Dollar General	Harrisville, NY	9/14/2020	9,309	1,466	13.3
Dollar General	Newtonsville, OH	9/14/2020	9,290	1,164	9.7
Dollar General	Hammond, NY	9/14/2020	9,219	1,384	12.3
Dollar General	Barker, NY	9/14/2020	9,275	1,439	13.2
Dollar General	Chazy, NY	9/14/2020	9,277	1,673	11.0
Dollar General	Milford, ME	9/21/2020	9,128	1,606	13.1
Dollar General	Limestone, ME	9/21/2020	9,167	1,456	13.1
Dollar General	Bingham, ME	9/21/2020	9,345	1,522	13.1
Dollar General	Willis, TX	9/23/2020	9,138	1,774	14.9
Dollar General	Somerville, TX	9/23/2020	9,252	1,472	14.8
Dollar General	Odessa, TX	9/30/2020	9,127	1,792	14.8
Dollar General	Kermit, TX	11/9/2020	10,920	1,941	14.8
Kohl's	Glendale, AZ	12/11/2020	14,125	11,600	9.1
Walgreens	Tacoma, WA	12/18/2020	87,875	3,810	9.6
	Total / Weighted Average		786,898	$116,633	10.6

On September 25, 2020, the Company sold its single-tenant income property, classified as held for sale as of June 30, 2020, leased to Outback Steakhouse located in Charlottesville, Virginia, for total disposition volume of $5.1 million, reflecting an exit cap rate of 5.8%. The Company’s gain on the sale was $0.3 million, or $0.03 per diluted share.

Period from November 26, 2019 to December 31, 2019 Activity. On November 26, 2019, the Company closed its initial public offering. The Company used $125.9 million of the net proceeds from the Offering to acquire 15 of the 20 properties in the Company’s initial portfolio from CTO, or the Predecessor. The remaining five properties in the Company’s initial portfolio were contributed by CTO in exchange for 1,223,854 OP Units of the Operating Partnership for a value of $23.3 million based on the public offering price of $19.00 per share. The Company accounted for the 20-property initial portfolio acquisition as a business combination and recorded the assets and liabilities acquired at their fair value in accordance with the provisions of ASC 805-10, Business Combinations. No income properties were disposed of during the period from November 26, 2019 to December 31, 2019.

f-17

In connection with the accounting of the 20-property initial portfolio acquisition as a business combination, the purchase consideration was calculated as follows:

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

	For the Years Ended December 31,
	2019	2018
Unaudited Pro Forma Total Revenues	$13,963,945	$14,023,566
Unaudited Pro Forma Net Income Attributable to Alpine Income Property Trust, Inc.	759,512	723,274
Unaudited Pro Forma Basic Net Income per Share	0.10	0.09
Unaudited Pro Forma Diluted Net Income per Share	0.08	0.08
Unaudited Pro Forma Funds from Operations	7,825,645	7,789,407
Unaudited Pro Form Adjusted Funds from Operations	7,437,723	7,345,549

Period from January 1, 2019 to November 25, 2019 Predecessor Activity. During the period from January 1, 2019 to November 25, 2019, Predecessor acquired five single-tenant net lease income properties for an aggregate purchase price of $26.8 million, or an aggregate acquisition cost of $27.0 million including capitalized acquisition costs. The acquisitions made during the period from January 1, 2019 to November 25, 2019 were accounted for as asset acquisitions. Of the total acquisition cost, $10.0 million was allocated to land, $13.8 million was allocated to buildings and improvements, $3.6 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value, and $0.4 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 10.6 years at acquisition.

No income properties were disposed of during the period from January 1, 2019 to November 25, 2019.

f-18

2018 Predecessor Activity. During the year ended December 31, 2018, the Predecessor acquired two single-tenant net lease properties, for an aggregate acquisition cost of $5.1 million, including capitalized acquisition costs. The acquisitions made during the year ended December 31, 2018 were accounted for as asset acquisitions. Of the total acquisition cost, $4.7 million was allocated to land, $0.6 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs and above market lease value, and $0.2 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 18.6 years at acquisition. No income properties were disposed of during the year ended December 31, 2018.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$1,894	$1,894	$12,342	$12,342
Long-Term Debt - Level 2	$106,159	$106,159	$—	$—

The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following table presents the fair value of assets measured on a recurring basis by Level as of December 31, 2020, 2020. There were no assets or liabilities measured on a recurring basis by Level as of December 31, 2019 (in thousands).

Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2020	Assets (Level 1)	(Level 2)	(Level 3)
Interest Rate Swap	$(481)	$—	$(481)	$—

f-19

NOTE 6.      INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of December 31, 2020 and 2019 (in thousands):

	As of
	December 31, 2020	December 31, 2019
Intangible Lease Assets:
Value of In-Place Leases	$27,494	$14,479
Value of Above Market In-Place Leases	2,187	1,626
Value of Intangible Leasing Costs	11,459	6,544
Sub-total Intangible Lease Assets	41,140	22,649
Accumulated Amortization	(4,259)	(291)
Sub-total Intangible Lease Assets—Net	36,881	22,358
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(3,674)	(1,933)
Sub-total Intangible Lease Liabilities	(3,674)	(1,933)
Accumulated Amortization	375	25
Sub-total Intangible Lease Liabilities—Net	(3,299)	(1,908)
Total Intangible Assets and Liabilities—Net	$33,582	$20,450

The balances as of December 31, 2019 represent the Predecessor’s historical allocation of fair value of the 20 properties, representing the initial portfolio, of which values were adjusted based their fair values as determined on November 26, 2019, the acquisition date, in accordance with the provisions of ASC 805-10, Business Combinations.

The following table reflects the net amortization of intangible assets and liabilities during the year ended December 31, 2020, the period from November 26, 2019 to December 31, 2019, the Predecessor period from January 1, 2019 to November 25, 2019, and the Predecessor year ended December 31, 2018 (in thousands):

	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019	For the Year Ended December 31, 2018

	The Company		Predecessor
Depreciation and Amortization Expense	$3,758	$271	$1,548	$1,544
Increase to Income Properties Revenue	(108)	(5)	(234)	(229)
Net Amortization of Intangible Assets and Liabilities	$3,650	$266	$1,314	$1,315

f-20

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Expense	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
2021	$4,695	$(162)	$4,533
2022	4,695	(162)	4,533
2023	4,694	(162)	4,532
2024	4,467	(151)	4,316
2025	4,224	(150)	4,074
2026 and thereafter	12,175	(581)	11,594
Total	$34,950	$(1,368)	$33,582

As of December 31, 2020, the weighted average amortization period of both the total intangible assets and liabilities was 9.1 years.

NOTE 7.      OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of
	December 31, 2020	December 31, 2019
Tenant Receivables—Net (1)	$67	$—
Accrued Unbilled Tenant Receivables	216	—
Prepaid Insurance	606	499
Deposits on Acquisitions	100	200
Prepaid and Deposits - Other	442	89
Total Other Assets	$1,431	$788

(1)	As of December 31, 2020, includes $0.1 million allowance for doubtful accounts.

NOTE 8.      ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	December 31, 2020	December 31, 2019
Accounts Payable	$450	$463
Accrued Expenses	474	—
Due to CTO (1)	579	381
Accrual for Tenant Improvement	—	628
Interest Rate Swap	481	—
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$1,984	$1,472

(1)	As of December 31, 2019, includes less than $0.1 million dividends declared and payable of $0.058 per share on the 1,223,854 OP Units due to CTO.

f-21

NOTE 9.      LONG-TERM DEBT

As of December 31, 2020, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Stated Interest Rate	Maturity Date
Credit Facility	$106,809	30-Day LIBOR + 1.35% - 1.95% (1)	November 2023
Total Debt/Weighted-Average Rate	$106,809	1.71%

(1)	Effective April 30, 2020, the Company utilized an Interest Rate Swap to achieve a fixed interest rate of 0.48% plus the applicable spread on $50.0 million of the outstanding balance on the Credit Facility.

Credit Facility. On November 26, 2019, the Company and the Operating Partnership entered into a credit agreement (the “Credit Agreement”) with a group of lenders for a senior unsecured revolving credit facility (the “Credit Facility”) in the maximum aggregate initial original principal amount of up to $100.0 million and includes an accordion feature that may allow the Operating Partnership to increase the availability under the Credit Facility by an additional $50.0 million, subject to meeting specified requirements and obtaining additional commitments from lenders. BMO Capital Markets Corp. and Raymond James Bank, N.A. are joint lead arrangers and joint bookrunners, with Bank of Montreal (“BMO”) as administrative agent. The Credit Facility has a base term of four years, with the ability to extend the base term for one year.

On October 16, 2020, the Company executed the second amendment to the Credit Facility (the “Second Amendment”), with the addition of two lenders, Huntington National Bank and Truist Bank. As a result of the Second Amendment, the Credit Facility has a total borrowing capacity of $150.0 million with the ability to increase that capacity up to $200.0 million during the term, utilizing an accordion feature, subject to lender approval.

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

At December 31, 2020, the current commitment level under the Credit Facility was $150.0 million and the Company had an outstanding balance of $106.8 million.

Long-term debt as of December 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	December 31, 2020		December 31, 2019
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$106,809	$—	$—	$—
Loan Costs, net of accumulated amortization	(650)	—	—	—
Total Long-Term Debt	$106,159	$—	$—	$—

f-22

Payments applicable to reduction of principal amounts as of December 31, 2020 will be required as follows (in thousands):

Year Ending December 31,	Amount
2021	$—
2022	—
2023	106,809
2024	—
2025	—
2026 and thereafter	—
Total Long-Term Debt - Face Value	$106,809

As of December 31, 2020, the Company’s long-term debt includes deferred financing costs of $0.9 million, net of accumulated amortization, of $0.2 million. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated and combined statements of operations. As of December 31, 2019, these costs were reflected as deferred expenses on the accompanying consolidated balance sheets as there was no outstanding debt as of December 31, 2019.

The following table reflects a summary of interest expense incurred and paid during the year ended December 31, 2020, the period from November 26, 2019 to December 31, 2019, the Predecessor period from January 1, 2019 to November 25, 2019, and the Predecessor year ended December 31, 2018 (in thousands):

	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019	For the Year Ended December 31, 2018

	The Company		Predecessor
Interest Expense	$1,276	$25	$—	$—
Amortization of Loan Costs	188	16	—	—
Total Interest Expense	$1,464	$41	$—	$—

Total Interest Paid	$1,230	$—	$—	$—

The Company was in compliance with all of its debt covenants as of December 31, 2020.

NOTE 10. INTEREST RATE SWAP

During April 2020, the Company entered into an Interest Rate Swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for $50.0 million of the outstanding balance on the Credit Facility as discussed in Note 9, “Long-Term Debt.” During the year ended December 31, 2020, the Interest Rate Swap agreement was 100% effective. Accordingly, the change in fair value on the Interest Rate Swap has been included in accumulated other comprehensive loss. As of December 31, 2020, the fair value of our Interest Rate Swap agreement, which was a loss of $0.5 million, was included in accounts payable, accrued expenses, and other liabilities on the consolidated balance sheets. The Interest Rate Swap was effective on April 30, 2020 and matures on November 26, 2024. The Interest Rate Swap fixed the variable rate debt on the notional amount of related debt of $50.0 million to a fixed rate of 0.48% plus the applicable spread.

f-23

NOTE 11.      EQUITY

SHELF REGISTRATION

On December 1, 2020, the Company filed a shelf registration statement on Form S-3, relating to the registration and potential issuance of its common stock, preferred stock, warrants, rights, and units with a maximum aggregate offering price of up to $350.0 million. The Securities and Exchange Commission declared the Form S-3 effective on December 11, 2020.

ATM PROGRAM

On December 14, 2020, the Company implemented a $100.0 million at-the-market (“ATM”) offering program (the “2020 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock at its current trading prices.  As of December 31, 2020, the Company had not sold any shares under the 2020 ATM Program.

DIVIDENDS

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code commencing with its short taxable year beginning on November 26, 2019 and ending on December 31, 2019. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the Company. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the year ended December 31, 2020, the Company declared and paid cash dividends on its common stock and OP Units of $0.82 per share. See Note 17, “Subsequent Events” for disclosure related to the first quarter 2021 dividend.

PREDECESSOR EQUITY

The Predecessor equity represents net contributions from and distributions to CTO.

f-24

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

The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per share data):

	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019	For the Year Ended December 31, 2018

	The Company		Predecessor
Net Income Attributable to Alpine Income Property Trust, Inc.	$985	$(39)	$3,631	$4,015

Weighted Average Number of Common Shares Outstanding	7,588,349	7,902,737	N/A	N/A
Common Shares Applicable to OP Units using Treasury Stock Method (1)	1,223,854	1,223,854	N/A	N/A
Total Shares Applicable to Diluted Earnings per Share	8,812,203	9,126,591	N/A	N/A

Per Common Share Data:
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.
Basic	$0.13	$—	N/A	N/A
Diluted	$0.11	$—	N/A	N/A

(1)	Represents OP Units owned by CTO Realty Growth, Inc. issued in connection with our Formation Transactions.

NOTE 13. SHARE REPURCHASES

In March 2020, the Board approved a $5.0 million stock repurchase program (the “$5.0 Million Repurchase Program”). During the first half of 2020, the Company repurchased 456,237 shares of its common stock on the open market for a total cost of $5.0 million, or an average price per share of $11.02 which completed the $5.0 Million Repurchase Program.

NOTE 14.      STOCK-BASED COMPENSATION

In connection with the closing of the IPO, on November 26, 2019, the Company granted restricted shares of common stock to each of the non-employee directors under the Individual Plan. Each of the non-employee directors received an award of 2,000 restricted shares of common stock on November 26, 2019. The restricted shares will vest in substantially equal installments on each of the first, second and third anniversaries of the grant date. As of December 31, 2020, the first increment of this award had vested, leaving 5,336 shares outstanding. In addition, the restricted shares are subject to a holding period beginning on the grant date and ending on the date that the grantee ceases to serve as a member of the Board (the “Holding Period”). During the Holding Period, the restricted shares may not be sold, pledged or otherwise transferred by the grantee. Except for the grant of these 8,000 restricted shares of Common Stock, the Company has not made any grants under the Equity Incentive Plans. Any future grants under the Equity Incentive Plans will be approved by

f-25

the independent members of the compensation committee of the Board. The 2019 non-employee director share awards had an aggregate grant date fair value of $0.2 million. The Company’s determination of the grant date fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the vesting period and is included in general and administrative expenses in the Company’s consolidated statements of operations. During the year ended December 31, 2020 and the period from November 26, 2019 to December 31, 2019, the Company recognized stock compensation expense totaling $0.1 million and less than $0.1 million, respectively, which is included in general and administrative expenses in the consolidated statement of operations.

A summary of activity for these awards during the year ended December 31, 2020 and during the period from November 26, 2019 to December 31, 2019, is presented below:

Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Outstanding at November 25, 2019	—	—
Granted	8,000	$18.80
Vested	—	—
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2019	8,000	$18.80
Granted	—	—
Vested	(2,664)	$18.80
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2020	5,336	$18.80

As of December 31, 2020, there was $0.1 million of unrecognized compensation cost related to the three-year vest restricted shares, which will be recognized over a remaining period of 1.9 years.

Each member of the Board has the option to receive his or her annual retainer in shares of Company common stock rather than cash. The number of shares awarded to the directors making such election is calculated quarterly by dividing the amount of the quarterly retainer payment due to such director by the trailing 20-day average price of the Company’s common stock as of the last business day of the calendar quarter, rounded down to the nearest whole number of shares. During the year ended December 31, 2020, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.2 million, or 14,572 shares, of which 4,098 shares were issued on April 1, 2020, 3,414 shares were issued on July 1, 2020, and 3,474 shares were issued on October 1, 2020 and 3,586 shares were issued on January 1, 2021. During the period from November 26, 2019 to December 31, 2019, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled less than $0.1 million, or 1,269 shares which were issued on January 2, 2020.

f-26

Stock compensation expense for the year ended December 31, 2020, the period from November 26, 2019 to December 31, 2019, the Predecessor period from January 1, 2019 to November 25, 2019, and the Predecessor year ended December 31, 2018 is summarized as follows (in thousands):

	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019	For the Year Ended December 31, 2018

	The Company		Predecessor
Stock Compensation Expense – Director Restricted Stock	$51	$4	$—	$—
Stock Compensation Expense – Director Retainers Paid in Stock	217	—	—	—
Allocation from CTO/Predecessor	—	—	509	232
Total Stock Compensation Expense (1)	$268	$4	$509	$232

(1)	Director retainers are issued through additional paid in capital in arrears. Therefore, the change in additional paid in capital during the year ended December 31, 2020 is equal to total stock compensation expense of $0.3 million, less the $0.05 million of fourth quarter 2020 director retainers, as those shares were issued on January 1, 2021 plus the fourth quarter 2019 director retainers of $0.02 million, as those shares were issued on January 2, 2020.

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

NOTE 15. RELATED PARTY MANAGEMENT COMPANY

We are externally managed by the Manager, a wholly owned subsidiary of CTO. In addition to the CTO Private Placement, CTO purchased from us $8.0 million in shares of our common stock, or 421,053 shares, in the IPO. Upon completion of the Formation Transactions, CTO owned 22.3% of our outstanding common stock (assuming the OP Units issued to CTO in the Formation Transactions are exchanged for shares of our common stock on a one-for-one basis).

On November 26, 2019, we entered into the Management Agreement. Pursuant to the terms of the Management Agreement, our Manager manages, operates and administers our day-to-day operations, business and affairs, subject to the direction and supervision of the Board and in accordance with the investment guidelines approved and monitored by the Board. Our Manager is subject to the direction and oversight of the Board. We pay our Manager a base management fee equal to 0.375% per quarter of our “total equity” (as defined in the Management Agreement and based on a 1.5% annual rate), calculated and payable in cash, quarterly in arrears.

Our Manager has the ability to earn an annual incentive fee based on our total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. We would pay our Manager an incentive fee to with respect to each annual measurement period in the amount of the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was due for the year ended December 31, 2020.

The initial term of the Management Agreement will expire on November 26, 2024 and will automatically renew for an unlimited number of successive one-year periods thereafter, unless the agreement is not renewed or is terminated in accordance with its terms.

Our independent directors will review our Manager’s performance and the management fees annually and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of two-thirds of our independent directors or upon a determination by the holders of a majority of the outstanding shares of our common stock, based upon (i) unsatisfactory performance that is materially detrimental to us or (ii) a determination that the management

f-27

fees payable to our Manager are not fair, subject to our Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by two-thirds of our independent directors. We may also terminate the Management Agreement for cause at any time, including during the initial term, without the payment of any termination fee, with 30 days’ prior written notice from the Board. During the initial term of the Management Agreement, we may not terminate the Management Agreement except for cause.

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

During the year ended December 31, 2020 and the period from November 26, 2019 to December 31, 2019, the Company incurred management fee expenses which totaled $2.6 million and $0.3 million, respectively. The Company also paid dividends on the common stock owned by affiliates of its Manager in the amount of $1.7 million and $0.1 million for the year ended December 31, 2020 and the period from November 26, 2019 to December 31, 2019, respectively. There were no Manager dividends or management fees applicable to the Predecessor period from January 1, 2019 to November 25, 2019 or the Predecessor year ended December 31, 2018.

The following table represents amounts due from the Company to CTO (in thousands):

	As of
Description	December 31, 2020	December 31, 2019
Management Fee due to CTO	$631	$254
Dividend Payable on OP Units	—	71
Other	(52)	56
Total (1)	$579	$381

(1)	Included in Accrued Expenses, see Note 8, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

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

Pursuant to the exclusivity and ROFO agreement, neither CTO nor any of its affiliates (which for purposes of the exclusivity and ROFO agreement does not include our company and our subsidiaries) may sell to any third party any single-tenant, net leased property that was owned by CTO or any of its affiliates as of the closing date of the IPO; or is owned by CTO or any of its affiliates after the closing date of the IPO, without first offering us the right to purchase such property.

The term of the exclusivity and ROFO agreement will continue for so long as the Management Agreement with our Manager is in effect.

f-28

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

In deciding whether to issue additional debt or equity securities, we will rely, in part, on recommendations made by our Manager. While such decisions are subject to the approval of the Board, our Manager is entitled to be paid a base management fee that is based on our “total equity” (as defined in the Management Agreement). As a result, our Manager may have an incentive to recommend that we issue additional equity securities at dilutive prices.

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

f-29

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

CONTRACTUAL COMMITMENTS - EXPENDITURES

Through December 31, 2020, the Company incurred $0.9 million of tenant improvements related to the property leased to 7-Eleven in Georgetown, Texas, of which the tenant reimbursed $0.4 million subsequent to year end pursuant to the lease. As of December 31, 2020, $0.1 million of the total $0.9 million was left to be funded.

NOTE 17.    SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions through February 16, 2021, the date the consolidated and combined financial statements were issued.

COVID-19 Pandemic – 2021 Collections Update

The Company has received payments for CBR due in January and February 2021 from tenants representing 100% of the CBR due during such periods.

Income Property Acquisitions

On January 25, 2021 the Company acquired three single-tenant income properties in three separate transactions for an aggregate purchase price of $4.4 million, reflecting a weighted-average going-in cash cap rate of 6.5%. The three properties are located in Cut and Shoot, Del Rio, and Seguin, Texas and are leased to Dollar General. As of the acquisition date, the properties had a weighted-average remaining lease term of 14.3 years.

First Quarter 2021 Dividend

The Company declared a first quarter 2021 cash dividend of $0.24 per share, representing a 9.1% increase from the fourth quarter of 2020. The dividend is payable on March 31, 2021 to stockholders of record as of the close of business on March 22, 2021.

There were no other reportable subsequent events or transactions.

f-30