Form 10-Q
period 2021-03-31
Alpine Income Property Trust, Inc.
filed 2021-04-22
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the registrant’s common stock outstanding on April 15, 2021 was 7,932,510.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	(Unaudited) March 31, 2021	December 31, 2020
ASSETS
Real Estate:
Land, at cost	$88,635	$83,210
Building and Improvements, at cost	156,143	142,679
Total Real Estate, at cost	244,778	225,889
Less, Accumulated Depreciation	(8,499)	(6,550)
Real Estate—Net	236,279	219,339
Cash and Cash Equivalents	1,548	1,894
Intangible Lease Assets—Net	39,005	36,881
Straight-Line Rent Adjustment	1,920	2,045
Other Assets	2,185	2,081
Total Assets	$280,937	$262,240
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$1,159	$1,984
Prepaid Rent and Deferred Revenue	1,313	1,055
Intangible Lease Liabilities—Net	3,348	3,299
Long-Term Debt	119,309	106,809
Total Liabilities	125,129	113,147
Commitments and Contingencies—See Note 15
Equity:
Preferred Stock, $0.01 par value per share, 100 million shares authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common Stock, $0.01 par value per share, 500 million shares authorized, 7,896,542 shares issued and outstanding as of March 31, 2021 and 7,458,755 shares issued and outstanding as of December 31, 2020	79	75
Additional Paid-in Capital	140,591	132,878
Dividends in Excess of Net Income	(7,169)	(5,713)
Accumulated Other Comprehensive Income (Loss)	195	(481)
Stockholders' Equity	133,696	126,759
Noncontrolling Interest	22,112	22,334
Total Equity	155,808	149,093
Total Liabilities and Equity	$280,937	$262,240

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share, per share and dividend data)

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues:
Lease Income	$5,890	$4,171
Total Revenues	5,890	4,171
Operating Expenses:
Real Estate Expenses	651	600
General and Administrative Expenses	1,030	1,284
Depreciation and Amortization	3,143	2,023
Total Operating Expenses	4,824	3,907
Net Income from Operations	1,066	264
Interest Expense	555	249
Net Income	511	15
Less: Net Income Attributable to Noncontrolling Interest	(71)	(2)
Net Income Attributable to Alpine Income Property Trust, Inc.	$440	$13

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$0.06	—
Diluted	$0.05	—
Weighted Average Number of Common Shares:
Basic	7,565,429	7,896,757
Diluted	8,789,283	9,120,611

Dividends Declared and Paid	$0.24	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net Income Attributable to Alpine Income Property Trust, Inc.	$440	$13
Other Comprehensive Income
Cash Flow Hedging Derivative - Interest Rate Swap	676	—
Total Other Comprehensive Income	676	—
Total Comprehensive Income	$1,116	$13

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

For the three months ended March 31, 2021:

	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2021	$75	$132,878	$(5,713)	$(481)	$126,759	$22,334	$149,093
Net Income	—	—	440	—	440	71	511
Stock Issuance to Directors	—	66	—	—	66	—	66
Stock Issuance Under 2020 ATM Program	4	7,800	—	—	7,804	—	7,804
Equity Issuance Costs	—	(153)	—	—	(153)	—	(153)
Cash Dividend ($0.24 per share)	—	—	(1,896)	—	(1,896)	(293)	(2,189)
Other Comprehensive Income	—	—	—	676	676	—	676
Balance March 31, 2021	$79	$140,591	$(7,169)	$195	$133,696	$22,112	$155,808

For the three months ended March 31, 2020:

	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2020	$79	$137,948	$(498)	$—	$137,529	$23,176	$160,705
Net Income	—	—	13	—	13	2	15
Stock Repurchase	—	(592)	—	—	(592)	—	(592)
Stock Issuance to Directors	—	37	—	—	37	—	37
Cash Dividend ($0.20 per share)	—	—	(1,578)	—	(1,578)	(245)	(1,823)
Balance March 31, 2020	$79	$137,393	$(2,063)	$—	$135,409	$22,933	$158,342

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash Flow from Operating Activities:
Net Income	$511	$15
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	3,143	2,023
Amortization of Intangible Lease Assets and Liabilities to Lease Income	(41)	(19)
Amortization of Deferred Financing Costs to Interest Expense	65	45
Non-Cash Compensation	73	67
Straight-Line Rent Adjustment	(147)	(323)
COVID-19 Rent Repayments	271	—
Other Assets	27	(310)
Accounts Payable, Accrued Expenses, and Other Liabilities	(350)	646
Prepaid Rent and Deferred Revenue	257	667
Net Cash Provided By Operating Activities	3,809	2,811
Cash Flow from Investing Activities:
Acquisition of Real Estate, Including Capitalized Expenditures	(22,117)	(47,379)
Net Cash Used In Investing Activities	(22,117)	(47,379)
Cash Flow from Financing Activities:
Draws on Credit Facility	12,500	57,000
Repurchase of Common Stock	—	(592)
Cash Paid for Equity Issuance Costs	(153)	—
Proceeds From Stock Issuance Under 2020 ATM Program	7,804	—
Dividends Paid	(2,189)	(1,823)
Net Cash Provided By Financing Activities	17,962	54,585
Net Increase (Decrease) in Cash and Cash Equivalents	(346)	10,017
Cash and Cash Equivalents, Beginning of Period	1,894	12,342
Cash and Cash Equivalents, End of Period	$1,548	$22,359

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$482	$164

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain on Cash Flow Hedge	$676	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BUSINESS AND ORGANIZATION

BUSINESS

Alpine Income Property Trust, Inc. (the “Company” or “PINE”) is a real estate company that owns and operates a high-quality portfolio of commercial net lease properties. The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Alpine Income Property Trust, Inc. together with our consolidated subsidiaries.

Our portfolio consists of 53 net leased retail and office properties located in 38 markets in 19 states. All of the properties in our portfolio are subject to long-term, primarily triple-net leases, which generally require the tenant to pay all of the property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO Realty Growth, Inc. (our “Manager”). CTO Realty Growth, Inc. (NYSE: CTO) is a Maryland corporation that is a publicly traded diversified REIT and the sole member of our Manager (“CTO”).

ORGANIZATION

The Company is a Maryland corporation that was formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering (“IPO”) of shares of its common stock (the “Offering”) as well as a concurrent private placement of shares of common stock to CTO. Net proceeds from the Offering and the concurrent CTO Private Placement (defined below) were used to purchase 15 properties from CTO. Additionally, CTO contributed to Alpine Income Property OP, LP, the Company’s operating partnership (the “Operating Partnership”), five additional properties in exchange for operating partnership units (“OP Units”).

The price per share paid in the Offering and the concurrent private placement was $19.00 (the “IPO Price”). The Offering raised $142.5 million in gross proceeds from the issuance of 7,500,000 shares of our common stock. We also raised $7.5 million from the concurrent private placement to CTO from the issuance of 394,737 shares of our common stock (“CTO Private Placement”). Included in the Offering was CTO’s purchase of 421,053 shares of our common stock for $8.0 million, representing a cash investment by CTO of $15.5 million. A total of $125.9 million of proceeds from the Offering were utilized to acquire 15 properties in our initial portfolio. The remaining five properties in our initial portfolio were contributed by CTO in exchange for 1,223,854 OP Units for a value of $23.3 million based on the IPO Price. The Company incurred a total of $12.0 million of transaction costs, which included underwriting fees of $9.4 million. Upon completion of the Offering, the CTO Private Placement, and the other transactions executed at the time of our listing on the New York Stock Exchange (the “NYSE”) under the symbol “PINE” (collectively defined as the “Formation Transactions”), CTO owned 22.3% of our outstanding common stock (assuming the OP Units issued to CTO in the Formation Transactions are exchanged for shares of our common stock on a one-for-one basis).

We conduct the substantial majority of our operations through, and substantially all of our assets are held by, the Operating Partnership. Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. As of March 31, 2021, we have a total ownership interest in the Operating Partnership of 86.6%, with CTO holding, directly and indirectly, a 13.4% ownership interest in the Operating Partnership. Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) manages our business and affairs.

The Company has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income, without regard to the dividends paid deduction or net capital gain, to its stockholders (which is computed and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). As a REIT, the Company is generally not subject to U.S. federal corporate income tax to the extent of its distributions to stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax on its taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

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

The Company collected 100% of the Contractual Base Rent (“CBR”) due for the three months ended March 31, 2021. CBR represents the amount owed to the Company under the current terms of its lease agreements. During the year ended December 31, 2020, the Company agreed to defer or abate certain CBR in exchange for additional lease term or other lease enhancing additions. Repayment of such deferred CBR began in the third quarter of 2020, with payments continuing, in some cases, through mid-year 2022. An assessment of the current or identifiable potential financial and operational impacts on the Company as a result of the COVID-19 Pandemic are as follows:

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period presented. Actual results could differ from those estimates.

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

In accordance with FASB guidance, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term unless the management believes that it is likely that the tenant will renew the lease upon expiration, in which case the Company amortizes the value attributable to the renewal over the renewal period. The value of in-place leases and leasing costs are amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

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

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of March 31, 2021 and December 31, 2020, the Company had recorded an allowance for doubtful accounts of $0.1 million. As of March 31, 2020, no allowance for doubtful accounts was recorded.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of March 31, 2021 and December 31, 2020 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of cash and cash equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITY

Effective April 30, 2020, in conjunction with the variable-rate Credit Facility (hereinafter defined in Note 8, “Long-Term Debt”), the Company entered into an Interest Rate Swap to fix the interest rate on $50.0 million of the outstanding Credit Facility balance (the “Interest Rate Swap”). The Company accounts for its cash flow hedging derivative in accordance with FASB ASC Topic 815-20, Derivatives and Hedging. Depending upon the Interest Rate Swap’s value at each balance sheet date, the derivative is included in either other assets or accounts payable, accrued expenses, and other liabilities on the consolidated balance sheet at its fair value. On the date the Interest Rate Swap was entered into, the Company designated the derivative as a hedge of the variability of cash flows to be paid related to the recognized long-term debt liabilities.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, accounts receivable included in other assets, accounts payable, and accrued expenses and other liabilities at March 31, 2021 and December 31, 2020, approximate fair value because of the short maturity of these instruments. The carrying value of the

Credit Facility, hereinafter defined, approximates current market rates for revolving credit arrangements with similar risks and maturities.

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

 CONCENTRATION OF RISK

Certain of the tenants in the portfolio of 53 properties accounted for more than 10% of total revenues during the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021, the properties leased to Wells Fargo Bank, NA and Hilton Grand Vacations represented 14% and 11% of total revenues, respectively. During the three months ended March 31, 2020, the properties leased to Wells Fargo Bank, NA and Hilton Grand Vacations represented 22% and 14% of total revenues, respectively.

As of March 31, 2021 and December 31, 2020, based on square footage, 16% and 17%, respectively, of the Company’s real estate portfolio was located in the State of Florida and 12% and 13%, respectively, of the Company’s real estate portfolio was located in the State of Oregon. Additionally, as of March 31, 2021 and December 31, 2020, more than 10% of the Company’s real estate portfolio, based on square footage, was located in the States of  North Carolina and Michigan, respectively.

RECLASSIFICATIONS

Certain items in the consolidated balance sheet as of December 31, 2020 have been reclassified to conform to the presentation as of March 31, 2021. Specifically, in the first quarter of 2021, the Company reclassified deferred financing costs, net of accumulated amortization, as a component of other assets on the accompanying consolidated balance sheet. Accordingly, deferred financing costs of $0.9 million, net of accumulated amortization of $0.2 million, were reclassified from long-term debt to other assets as of December 31, 2020. Additionally, in the first quarter of 2021, the Company increased non-cash compensation for the three months ended March 31, 2020 by $0.03 million through a reclassification from accounts payable, accrued expenses, and other liabilities within operating activities on the accompanying consolidated statements of cash flows which is the result of timing related to the issuance of shares for director retainers.

NOTE 3. INCOME PROPERTY PORTFOLIO

As of March 31, 2021, the Company’s income property portfolio consisted of 53 properties with total square footage of 1.8 million.

Leasing revenue consists of long-term rental revenue from retail and office income properties, which is recognized as earned, using the straight-line method over the life of each lease.

The components of leasing revenue are as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Lease Income
Lease Payments	$5,446	$3,812
Variable Lease Payments	444	359
Total Lease Income	$5,890	$4,171

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to March 31, 2021, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2021	$17,045
2022	22,681
2023	22,656
2024	22,188
2025	21,680
2026 and thereafter (cumulative)	82,921
Total	$189,171

 2021 Activity. During the three months ended March 31, 2021, the Company acquired five income properties for a combined purchase price of $21.9 million, or an acquisition cost of $22.1 million including capitalized acquisition costs. Of the total acquisition cost, $5.4 million was allocated to land, $13.4 million was allocated to buildings and improvements, $3.4 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $0.1 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 9.2 years at acquisition. No income properties were disposed of during the three months ended March 31, 2021.

The net lease income properties acquired during the three months ended March 31, 2021 are described below:

Tenant Description	Location	Date of Acquisition	Square-Feet	Purchase Price ($000's)		Remaining Lease Term at Acquisition Date (in years)
Dollar General	Cut and Shoot, TX	1/25/2021	9,096	$1,727		14.8
Dollar General	Del Rio, TX	1/25/2021	9,219	1,403		14.0
Dollar General	Seguin, TX	1/25/2021	9,155	1,290		14.1
At Home	Canton, OH	3/9/2021	89,902	8,571	(1)	8.4
Pet Supplies Plus	Canton, OH	3/9/2021	8,400	1,135	(1)	6.6
Salon Lofts	Canton, OH	3/9/2021	4,000	694	(1)	7.0
Sportsman Warehouse	Albuquerque, NM	3/29/2021	48,974	7,100		8.4
	Total / Weighted Average		178,746	$21,920		9.2

(1)	These three tenants represent the acquisition of one property for a purchase price of $10.4 million which was allocated based on cash base rent in place at the time of acquisition.

 2020 Activity. During the three months ended March 31, 2020, the Company acquired nine income properties for a combined purchase price of $46.8 million, or an acquisition cost of $47.0 million including capitalized acquisition costs. Of the total acquisition cost, $11.9 million was allocated to land, $29.3 million was allocated to buildings and improvements, $6.9 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $1.1 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 11.2 years at acquisition. No income properties were disposed of during the three months ended March 31, 2020.

The net lease income properties acquired during the three months ended March 31, 2020 are described below:

Tenant Description	Location	Date of Acquisition	Square-Feet	Purchase Price ($000's)	Remaining Lease Term at Acquisition Date (in years)
7-Eleven	Austin, TX	1/13/2020	6,400	$5,762	15.0
7-Eleven	Georgetown, TX	1/13/2020	7,726	4,301	15.0
Conn's HomePlus	Hurst, TX	1/10/2020	37,957	6,100	11.6
Lehigh Gas Wholesale Services, Inc.	Highland Heights, KY	2/03/2020	2,578	4,250	10.8
American Multi-Cinema, Inc.	Tyngsborough, MA	2/19/2020	39,474	7,055	10.1
Hobby Lobby	Tulsa, OK	2/28/2020	84,180	12,486	10.8
Long John Silver's	Tulsa, OK	2/28/2020	3,000	264	N/A
Old Time Pottery	Orange Park, FL	2/28/2020	84,180	6,312	10.4
Freddy's Frozen Custard	Orange Park, FL	2/28/2020	3,200	303	6.8
	Total / Weighted Average		268,695	$46,833	11.5

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$1,548	$1,548	$1,894	$1,894
Long-Term Debt - Level 2	$119,309	$119,309	$106,809	$106,809

The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following tables present the fair value of assets (liabilities) measured on a recurring basis by Level as of March 31, 2021 and December 31, 2020 (in thousands).

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	Fair Value	Assets (Level 1)	(Level 2)	(Level 3)
March 31, 2021
Interest Rate Swap	$195	$—	$195	$—
December 31, 2020
Interest Rate Swap	$(481)	$—	$(481)	$—

NOTE 5. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	As of
	March 31, 2021	December 31, 2020
Intangible Lease Assets:
Value of In-Place Leases	$29,885	$27,494
Value of Above Market In-Place Leases	2,239	2,187
Value of Intangible Leasing Costs	12,400	11,459
Sub-total Intangible Lease Assets	44,524	41,140
Accumulated Amortization	(5,519)	(4,259)
Sub-total Intangible Lease Assets—Net	39,005	36,881
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(3,829)	(3,674)
Sub-total Intangible Lease Liabilities	(3,829)	(3,674)
Accumulated Amortization	481	375
Sub-total Intangible Lease Liabilities—Net	(3,348)	(3,299)
Total Intangible Assets and Liabilities—Net	$35,657	$33,582

The following table reflects the net amortization of intangible assets and liabilities during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Amortization Expense	$1,194	$761
Increase to Income Properties Revenue	(41)	(19)
Net Amortization of Intangible Assets and Liabilities	$1,153	$742

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Expense	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2021	$3,804	$(131)	$3,673
2022	5,072	(174)	4,898
2023	5,070	(174)	4,896
2024	4,843	(162)	4,681
2025	4,600	(161)	4,439
2026 and thereafter	13,701	(631)	13,070
Total	$37,090	$(1,433)	$35,657

As of March 31, 2021, the weighted average amortization period of both the total intangible assets and liabilities was 9.1 years.

NOTE 6. OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of
	March 31, 2021	December 31, 2020
Tenant Receivables—Net (1)	$73	$67
Accrued Unbilled Tenant Receivables	201	216
Prepaid Insurance	426	606
Deposits on Acquisitions	600	100
Prepaid and Deposits—Other	105	442
Deferred Financing Costs—Net	585	650
Interest Rate Swap	195	—
Total Other Assets	$2,185	$2,081

(1)	As of March 31, 2021 and December 31, 2020, includes $0.1 million allowance for doubtful accounts.

NOTE 7. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	March 31, 2021	December 31, 2020
Accounts Payable	$80	$450
Accrued Expenses	441	474
Due to CTO	638	579
Interest Rate Swap	—	481
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$1,159	$1,984

NOTE 8. LONG-TERM DEBT

As of March 31, 2021, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Stated Interest Rate	Maturity Date
Credit Facility	$119,309	30-Day LIBOR + 1.35% - 1.95% (1)	November 2023
Total Debt/Weighted-Average Rate	$119,309	1.70%

(1)	Effective April 30, 2020, the Company utilized an Interest Rate Swap to achieve a fixed interest rate of 0.48% plus the applicable spread on $50.0 million of the outstanding balance on the Credit Facility.

Credit Facility. On November 26, 2019, the Company and the Operating Partnership entered into a credit agreement (the “Credit Agreement”) with a group of lenders for a senior unsecured revolving credit facility (the “Credit Facility”) in the maximum aggregate initial original principal amount of up to $100.0 million. The Credit Facility includes an accordion feature that may allow the Operating Partnership to increase the availability under the Credit Facility by an additional $50.0 million, subject to meeting specified requirements and obtaining additional commitments from lenders. BMO Capital Markets Corp. and Raymond James Bank, N.A. are joint lead arrangers and joint bookrunners, with Bank of Montreal (“BMO”) as administrative agent. The Credit Facility has a base term of four years, with the ability to extend the base term for one year.

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

At March 31, 2021, the current commitment level under the Credit Facility was $150.0 million and the Company had an outstanding balance of $119.3 million.

Long-term debt as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021		December 31, 2020
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$119,309	$—	$106,809	$—
Total Long-Term Debt	$119,309	$—	$106,809	$—

Payments applicable to reduction of principal amounts as of March 31, 2021 will be required as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2021	$—
2022	—
2023	119,309
2024	—
2025	—
2026 and thereafter	—
Total Long-Term Debt - Face Value	$119,309

As of March 31, 2021, the Company had deferred financing costs of $0.9 million, net of accumulated amortization, of $0.3 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Interest Expense	$490	$204
Amortization of Deferred Financing Costs to Interest Expense	65	45
Total Interest Expense	$555	$249

Total Interest Paid	$482	$164

The Company was in compliance with all of its debt covenants as of March 31, 2021.

NOTE 9. INTEREST RATE SWAP

During April 2020, the Company entered into an Interest Rate Swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for $50.0 million of the outstanding balance on the Credit Facility as discussed in Note 8, “Long-Term Debt.” During the three months ended March 31, 2021, the Interest Rate Swap agreement was 100% effective. Accordingly, the change in fair value on the Interest Rate Swap has been included in accumulated other comprehensive income (loss). As of March 31, 2021, the fair value of our Interest Rate Swap agreement, which was a gain of $0.2 million, was included in other assets on the consolidated balance sheets. The Interest Rate Swap was effective on April 30, 2020 and matures on November 26, 2024. The Interest Rate Swap fixed the variable rate debt on the notional amount of related debt of $50.0 million to a fixed rate of 0.48% plus the applicable spread.

NOTE 10. EQUITY

SHELF REGISTRATION

On December 1, 2020, the Company filed a shelf registration statement on Form S-3, relating to the registration and potential issuance of its common stock, preferred stock, warrants, rights, and units with a maximum aggregate offering price of up to $350.0 million. The Securities and Exchange Commission declared the Form S-3 effective on December 11, 2020.

ATM PROGRAM

On December 14, 2020, the Company implemented a $100.0 million “at-the-market” equity offering program (the “2020 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock.  Under the 2020 ATM Program, during the three months ended March 31, 2021, the Company sold 434,201 shares for $7.9 million at a weighted average price of $18.25 per share, generating net proceeds of $7.8 million due to $0.1 million of fees paid on the sales.

DIVIDENDS

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the Company. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the three months ended March 31, 2021, the Company declared and paid cash dividends on its common stock and OP Units of $0.24 per share. See Note 16, “Subsequent Events” for disclosure related to the second quarter 2021 dividend.

NOTE 11. COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income attributable to the Company for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share are determined based on the assumption of the conversion of OP Units on a one-for-one basis using the treasury stock method at average market prices for the periods.

The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2021	March 31, 2020
Net Income Attributable to Alpine Income Property Trust, Inc.	$440	$13

Weighted Average Number of Common Shares Outstanding	7,565,429	7,896,757
Common Shares Applicable to OP Units using Treasury Stock Method (1)	1,223,854	1,223,854
Total Shares Applicable to Diluted Earnings per Share	8,789,283	9,120,611

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$0.06	$—
Diluted	$0.05	$—

(1)	Represents OP Units owned by CTO Realty Growth, Inc. issued in connection with our Formation Transactions.

NOTE 12. SHARE REPURCHASES

In March 2020, the Board approved a $5.0 million stock repurchase program (the “$5.0 Million Repurchase Program”). During the first half of 2020, the Company repurchased 456,237 shares of its common stock on the open market for a total cost of $5.0 million, or an average price per share of $11.02 which completed the $5.0 Million Repurchase Program.

NOTE 13. STOCK-BASED COMPENSATION

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

In connection with the closing of the IPO, on November 26, 2019, the Company granted restricted shares of common stock to each of the non-employee directors under the Individual Plan. Each of the non-employee directors received an award of 2,000 restricted shares of common stock on November 26, 2019. The restricted shares will vest in substantially equal installments on each of the first, second and third anniversaries of the grant date. As of March 31, 2021, the first increment of this award had vested, leaving 5,336 shares unvested. In addition, the restricted shares are subject to a holding period beginning on the grant date and ending on the date that the grantee ceases to serve as a member of the Board (the “Holding Period”). During the Holding Period, the restricted shares may not be sold, pledged or otherwise transferred by the grantee. Except for the grant of these 8,000 restricted shares of Common Stock, the Company has not made any grants under the Equity Incentive Plans. Any future grants under the Equity Incentive Plans will be approved by the compensation committee of the Board. The 2019 non-employee director share awards had an aggregate grant date fair value of $0.2 million. The Company’s determination of the grant date fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the vesting period and is included in general and administrative expenses in the Company’s consolidated statements of operations. Award forfeitures are accounted for in the period in which they occur. During each of the three months ended March 31, 2021 and 2020, the Company recognized stock compensation expense totaling $0.01 million which is included in general and administrative expenses in the consolidated statements of operations.

A summary of activity for these awards during the three months ended March 31, 2021 is presented below:

Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Outstanding at January 1, 2021	5,336	$18.80
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Non-Vested at March 31, 2021	5,336	$18.80

As of March 31, 2021, there was $0.1 million of unrecognized compensation cost related to the three-year vest restricted shares, which will be recognized over a remaining period of 1.7 years.

Each member of the Board has the option to receive his or her annual retainer in shares of Company common stock rather than cash. The number of shares awarded to the directors making such election is calculated quarterly by dividing the amount of the quarterly retainer payment due to such director by the trailing 20-day average price of the Company’s common stock as of the last business day of the calendar quarter, rounded down to the nearest whole number of shares. During the three months ended March 31, 2021, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.06 million, or 3,453 shares, which were issued on April 1, 2021. During the three months ended March 31, 2020, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.05 million, or 4,098 shares, which were issued on April 1, 2020.

Stock compensation expense for the three months ended March 31, 2021 and 2020 is summarized as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Stock Compensation Expense – Director Restricted Stock	$12	$13
Stock Compensation Expense – Director Retainers Paid in Stock	61	54
Total Stock Compensation Expense (1)	$73	$67

(1)	Director retainers are issued through additional paid in capital in arrears. Therefore, the change in additional paid in capital during the three months ended March 31, 2021 reported on the consolidated statements of stockholders’ equity does not agree to the total non-cash compensation reported on the consolidated statements of cash flows.

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

On November 26, 2019, we entered into the Management Agreement with the Manager (the “Management Agreement”). Pursuant to the terms of the Management Agreement, our Manager manages, operates and administers our day-to-day operations, business and affairs, subject to the direction and supervision of the Board and in accordance with the investment guidelines approved and monitored by the Board. We pay our Manager a base management fee equal to 0.375% per quarter of our “total equity” (as defined in the Management Agreement and based on a 1.5% annual rate), calculated and payable in cash, quarterly in arrears.

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

Our independent directors will review our Manager’s performance and the management fees annually and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of two-thirds of our independent directors or upon a determination by the holders of a majority of the outstanding shares of our common stock, based upon (i) unsatisfactory performance by the Manager that is materially detrimental to us or (ii) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by two-thirds of our independent directors. We may also terminate the Management Agreement for cause at any time, including during the initial term, without the payment of any termination fee, with 30 days’ prior written notice from the Board. During the initial term of the Management Agreement, we may not terminate the Management Agreement except for cause.

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

During each of the three months ended March 31, 2021 and 2020, the Company incurred management fee expenses which totaled $0.6 million. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.5 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

The following table represents amounts due from the Company to CTO (in thousands):

	As of
Description	March 31, 2021	December 31, 2020
Management Fee due to CTO	$638	$631
Other	—	(52)
Total (1)	$638	$579

(1)	Included in Accrued Expenses, see Note 7, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

Exclusivity and ROFO Agreement

On November 26, 2019, we also entered into an exclusivity and right of first offer (“ROFO”) agreement with CTO. During the term of the exclusivity and ROFO agreement, CTO will not, and will cause each of its affiliates (which for purposes of the exclusivity and ROFO agreement will not include our company and our subsidiaries) not to, acquire, directly or indirectly, a single-tenant, net leased property, unless CTO has notified us of the opportunity and we have affirmatively rejected the opportunity to acquire the applicable property or properties.

The terms of the exclusivity and ROFO agreement do not restrict CTO or any of its affiliates from providing financing for a third party’s acquisition of single-tenant, net leased properties or from developing and owning any single-tenant, net leased property.

Pursuant to the exclusivity and ROFO agreement, neither CTO nor any of its affiliates (which for purposes of the exclusivity and ROFO agreement does not include our company and our subsidiaries) may sell to any third party any single-tenant, net leased property that was owned by CTO or any of its affiliates as of the closing date of the IPO or that is developed and owned by CTO or any of its affiliates after the closing date of the IPO, without first offering us the right to purchase such property.

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

NOTE 15. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

NOTE 16. SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions through April 22, 2021, the date the consolidated financial statements were issued.

Second Quarter 2021 Dividend

The Company declared a second quarter 2021 cash dividend of $0.25 per share, representing a 4.2% increase from the first quarter of 2021. The dividend is payable on June 30, 2021 to stockholders of record as of the close of business on June 21, 2021.

Purchase and Sale Agreements

On April 2, 2021, the Company entered into a Purchase and Sale Agreement (the “PSA”) with CTO Realty Growth, Inc. and certain of its subsidiaries (the “Sellers”) for the acquisition of six retail net lease properties (the “Properties”), for which PINE paid a deposit in the amount of $1.0 million. The terms of the PSA provide that the total purchase price for the Properties will be $44.5 million. The deposit is refundable to PINE pursuant to the terms of the PSA during an inspection period. If the PSA is not terminated by the end of the inspection period by PINE, the deposit will become non-refundable. There can be no assurance at this time that the Company will in fact complete the acquisition of any or all of the Properties.

On April 6, 2021, the Company entered into a separate purchase and sale agreement with certain subsidiaries of CTO Realty Growth, Inc. for the acquisition of one net leased property (the “Single Property”) for a purchase price of $11.5 million. The acquisition of the Single Property is subject to certain closing conditions that are not currently satisfied, and there can be no assurance that the acquisition of the Single Property will be completed.

There were no other reportable subsequent events or transactions.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we refer to “we,” “us,” “our,” “PINE,” or “the Company,” we mean Alpine Income Property Trust, Inc. and its consolidated subsidiaries. References to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Alpine Income Property Trust, Inc. included in this Quarterly Report on Form 10-Q. Some of the comments we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section below entitled “Special Note Regarding Forward-Looking Statements.” Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Special Note Regarding Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Certain statements contained in this report (other than statements of historical fact) are forward-looking statements. The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “will,” “could,” “may,” “should,” “plan,” “potential,” “predict,” “forecast,” “project,” and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Forward-looking statements are made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. These risks and uncertainties include, but are not limited to, the strength of the real estate market; the impact of a prolonged recession or downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties; the impact of competitive real estate activity; the loss of any major income property tenants; the ultimate geographic spread, severity and duration of pandemics such as the outbreak of COVID-19, actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the global economy and our financial condition and results of operations; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

See “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of these risks. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

OVERVIEW

We are a real estate company that owns and operates a high-quality portfolio of commercial properties located in the United States. Our properties are generally leased on a long-term basis and located primarily in, or in close proximity to major metropolitan statistical areas, or MSAs, and in growth markets and other markets in the United States with favorable economic and demographic conditions. Our properties are primarily leased to industry leading, creditworthy tenants, many of which operate in industries we believe are resistant to the impact of e-commerce or defensive in nature against economic uncertainty or disruption. The properties in our portfolio are primarily triple-net leases which generally require the tenant to pay all of the property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. Our portfolio consists of 53 net leased retail and office properties located in 38 markets in 19 states. The Formation Transactions, which represent the 20 properties our initial portfolio, were acquired from CTO Realty Growth, Inc. (“CTO”), utilizing $125.9 million of proceeds from our initial public offering of our common stock (the “IPO”) and the issuance of 1,223,854 units of our operating partnership (the “OP Units”) that had an initial value of $23.3 million based on the IPO price of $19.00 per share (the “IPO Price”). The remaining 33 properties were acquired subsequent to the year ended December 31, 2019. Four properties in our portfolio are long-term ground leases where we are the lessor to the tenant.

We seek to acquire, own and operate primarily freestanding, commercial real estate properties primarily located in our target markets leased primarily pursuant to triple-net, long-term leases. Within our target markets, we will focus on investments primarily in retail properties. We will target tenants in industries that we believe are favorably impacted by current macroeconomic trends that support consumer spending, such as strong and growing employment and positive consumer sentiment, as well as tenants in industries that have demonstrated resistance to the impact of the growing e-commerce retail sector. We also will seek to invest in properties that are net leased to tenants that we determine have attractive credit characteristics, stable operating histories and healthy rent coverage levels, are well-located within their market and have rent levels at or below market rent levels. Furthermore, we believe that the size of our company will, for at least the near term, allow us to focus our investment activities on the acquisition of single properties or smaller portfolios of properties that represent a transaction size that most of our publicly-traded net lease REIT peers will not pursue on a consistent basis.

Our objective is to maximize cash flow and value per share by generating stable and growing cash flows and attractive risk-adjusted returns through owning, operating and growing a diversified portfolio of high-quality net leased commercial properties with strong long-term real estate fundamentals. The 53 properties in our portfolio are 100% occupied and represent 1.8 million of gross rentable square feet. As of March 31, 2021, our leases have a weighted-average lease term of 8.3 years based on annualized base rent.

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

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO (our “Manager”). CTO is a Maryland corporation that is a publicly traded diversified REIT and the sole member of our Manager.

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

The Company collected 100% of the CBR due for the three months ended March 31, 2021. CBR represents the amount owed to the Company under the current terms of its lease agreements. During the year ended December 31, 2020, the Company agreed to defer or abate certain CBR in exchange for additional lease term or other lease enhancing additions. Repayment of such deferred CBR began in the third quarter of 2020, with payments continuing, in some cases, through mid-year 2022. An assessment of the current or identifiable potential financial and operational impacts on the Company as a result of the COVID-19 Pandemic are as follows:

●	During the first quarter of 2020, the Company completed the acquisition of nine properties for an aggregate purchase price of $46.8 million. When the pandemic was declared, given the uncertainties created by the COVID-19 Pandemic and the impact on the capital markets, the U.S. economy, and PINE’s tenants, the Company temporarily suspended its activities directed at identifying additional acquisition opportunities. Towards the end of the second quarter of 2020, the Company reached agreements with tenants for rent deferrals and abatements and the Company completed the acquisition of two properties for an aggregate purchase price of $28.6 million.

●	As a result of the outbreak of the COVID-19 Pandemic, the Federal Government and the State of Florida issued orders encouraging everyone to remain at their residence and not go into work. In response to these orders and in the best interest of the employees of our Manager and the Board, our Manager implemented significant preventative measures to ensure the health and safety of its employees and the Board, including: conducting all meetings of the Board and Committees of the Board telephonically or via a visual conferencing service, permitting its employees to work from home at their election, enforcing appropriate social distancing practices in our Manager’s office, encouraging its employees to wash their hands often and use face masks and providing hand sanitizer and other disinfectant products throughout their office, requiring its employees who do not feel well, in any capacity, to stay at home, and requiring all third-party delivery services (e.g. mail, food delivery, etc.) to complete their service outside the front door of its offices. Our Manager also offered COVID-19 testing to its employees in our Manager’s office to ensure a safe working environment.

As of March 31, 2021, the Company owned 53 income properties in 19 states. The following is a summary of these properties:

Type	Tenant	S&P Credit Rating (1)	Location	Rentable Square Feet		Remaining Term (Years)		Tenant Extension Options (Number x Years)	Contractual Rent Escalations	Annualized Base Rent (2) ($000's)
Office	Wells Fargo	A+	Portland, OR	212,363		4.8		3x5	Yes	$3,138
Office	Hilton Grand Vacations	BB	Orlando, FL	102,019		5.7		2x5	Yes	1,826
Retail	Walmart	AA	Howell, MI	214,172		5.8		5x5	No	1,369
Retail	LA Fitness	CCC+	Brandon, FL	45,000		11.1		3x5	Yes	958
Retail	Kohl's	BBB-	Glendale, AZ	87,875		8.8		N/A	Yes	844
Retail	Hobby Lobby	N/A	Tulsa, OK	84,180		9.8		4x5	Yes	842
Retail	At Home	B	Canton, OH	89,902		8.3		3x5	Yes	801
Retail	At Home	B	Raleigh, NC	116,334		11.5		4x5	Yes	732
Retail	Container Store	B	Phoenix, AZ	23,329		8.9		2x5	Yes	726
Retail	Cinemark	B	Reno, NV	52,474		3.5		3x5	Yes	693
Office	Hilton Grand Vacations	BB	Orlando, FL	31,895		5.7		2x5	Yes	684
Retail	Live Nation Entertainment, Inc.	B	East Troy, WI	N/A	(3)	12.0		N/A	Yes	634
Retail	Sportsman Warehouse	N/A	Albuquerque, NM	48,974		8.4		3x5	Yes	573
Retail	Hobby Lobby	N/A	Winston-Salem, NC	55,000		9.0		3x5	Yes	562
Retail	Hobby Lobby	N/A	Arden, NC	55,000		10.4		3x5	Yes	546
Retail	American Multi-Cinema, Inc.	CCC-	Tyngsborough, MA	39,474		12.0		2x5	Yes	507
Retail	Dick's Sporting Goods	N/A	McDonough, GA	46,315		2.8		4x5	No	473
Retail	Jo-Ann Fabric	B-	Saugus, MA	22,500		7.8		4x5	Yes	468
Retail	Conn's HomePlus	B-	Hurst, TX	37,957		10.4		4x5	Yes	452
Retail	Old Time Pottery	N/A	Orange Park, FL	84,180		9.3		2x5	Yes	439
Retail	7-Eleven	AA-	Austin, TX	6,400		14.0		3x5	Yes	377
Retail	Walgreens	BBB	Birmingham, AL	14,516		8.0		N/A	No	364
Retail	Walgreens	BBB	Alpharetta, GA	15,120		4.6		N/A	No	363
Retail	Best Buy	BBB	McDonough, GA	30,038		5.0		4x5	Yes	338
Retail	Lehigh Gas Wholesale Services, Inc.	N/A	Highland Heights, KY	2,578		9.7		4x5	Yes	329
Retail	7-Eleven	AA-	Georgetown, TX	7,726		14.8		4x5	Yes	276
Retail	Walgreens	BBB	Tacoma, WA	14,125		9.3		6x5	No	259
Retail	Walgreens	BBB	Albany, GA	14,770		11.8		N/A	No	258
Retail	Outback Steakhouse	B+	Charlotte, NC	6,297		10.5		4x5	Yes	220
Retail	Scrubbles Car Wash (4)	N/A	Jacksonville, FL	4,512		16.6		4x5	Yes	189
Retail	Cheddar's (4)	BBB-	Jacksonville, FL	8,146		6.5		4x5	Yes	186
Retail	Family Dollar	BBB	Lynn, MA	9,228		3.0		7x5	Yes	160
Retail	Advanced Auto Parts	BBB-	Severn, MD	6,876		13.9		3x5	Yes	148
Retail	Dollar General	BBB	Kermit, TX	10,920		14.4		3x5	Yes	126
Retail	Dollar General	BBB	Chazy, NY	9,277		10.5		4x5	Yes	119
Retail	Dollar General	BBB	Odessa, TX	9,127		14.3		3x5	Yes	117
Retail	Dollar General	BBB	Willis, TX	9,138		14.3		3x5	Yes	114
Retail	Dollar General	BBB	Winthrop, NY	9,167		10.4		4x5	Yes	113
Retail	Dollar General	BBB	Cut and Shoot, TX	9,096		14.6		3x5	Yes	112
Retail	Pet Supplies Plus	N/A	Canton, OH	8,400		6.6		2x5	Yes	110
Retail	Dollar General	BBB	Milford, ME	9,128		12.6		3x5	Yes	110
Retail	Dollar General	BBB	Salem, NY	9,199		12.4		4x5	Yes	105
Retail	Dollar General	BBB	Bingham, ME	9,345		12.6		3x5	Yes	104
Retail	Dollar General	BBB	Harrisville, NY	9,309		12.8		4x5	Yes	104
Retail	Dollar General	BBB	Heuvelton, NY	9,342		11.6		4x5	Yes	104
Retail	Dollar General	BBB	Barker, NY	9,275		12.7		4x5	Yes	102
Retail	Dollar General	BBB	Limestone, ME	9,167		12.6		3x5	Yes	100
Retail	Freddy's Frozen Custard (4)	N/A	Orange Park, FL	3,200		5.7		4x5	Yes	99
Retail	Dollar General	BBB	Hammond, NY	9,219		11.8		4x5	Yes	98
Retail	Dollar General	BBB	Somerville, TX	9,252		14.3		3x5	Yes	96
Retail	Dollar General	BBB	Seguin, TX	9,155		13.9		3x5	Yes	90
Retail	Dollar General	BBB	Newtonsville, OH	9,290		9.2		5x5	Yes	83
Retail	Dollar General	BBB	Del Rio, TX	9,219		13.8		3x5	Yes	83
Retail	Salon Lofts	N/A	Canton, OH	4,000		6.9		4x5	Yes	72
Retail	Long John Silver's (4)	N/A	Tulsa, OK	3,000		MTM	(5)	N/A	No	24
		Total / Weighted Average		1,775,500		8.3				$22,919

(1)	Tenant, or tenant parent, credit rating as of March 31, 2021.
(2)	Annualized straight-line base rental income in place as of March 31, 2021.
(3)	The Alpine Valley Music Theatre, leased to Live Nation Entertainment, Inc., is an entertainment venue consisting of a two-sided, open-air, 7,500-seat pavilion; an outdoor amphitheater with a capacity for 37,000; and over 150 acres of green space.
(4)	We are the lessor in a ground lease with the tenant. Rentable square feet represents improvements on the property that revert to us at the expiration of the lease.
(5)	Current lease agreement is month-to-month (“MTM”).

RESULTS OF OPERATIONS

The following presents the Company’s results of operations for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020	$ Variance	% Variance
Revenues:
Lease Income	$5,890	$4,171	$1,719	41.2%
Total Revenues	5,890	4,171	1,719	41.2%
Operating Expenses:
Real Estate Expenses	651	600	51	8.5%
General and Administrative Expenses	1,030	1,284	(254)	(19.8%)
Depreciation and Amortization	3,143	2,023	1,120	55.4%
Total Operating Expenses	4,824	3,907	917	23.5%
Net Income from Operations	1,066	264	802	303.8%
Interest Expense	555	249	306	122.9%
Net Income	511	15	496	3,306.7%
Less: Net Income Attributable to Noncontrolling Interest	(71)	(2)	69	3,450.0%
Net Income Attributable to Alpine Income Property Trust, Inc.	$440	$13	$427	3,284.6%

Revenue and Direct Cost of Revenues

Revenue from our income property operations during the three months ended March 31, 2021 and 2020, totaled $5.9 million and $4.2 million, respectively. The $1.7 million increase in revenues is reflective of the Company’s expanded income property portfolio, including the acquisition of 29 income properties during the year ended December 31, 2020, net of one income property disposition during the third quarter of 2020, in addition to the acquisition of five income properties during the three months ended March 31, 2021. The direct costs of revenues for our income property operations totaled $0.7 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively. The $0.01 million increase in the direct cost of revenues is also attributable to the Company’s expanded income property portfolio.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020	$ Variance	% Variance
Management Fee to Manager	$638	$649	$(11)	(1.7%)
Director Stock Compensation Expense	73	67	6	9.0%
Director & Officer Insurance Expense	129	117	12	10.3%
Additional General and Administrative Expense	190	451	(261)	(57.9%)
Total General and Administrative Expenses	$1,030	$1,284	$(254)	(19.8%)

General and administrative expenses totaled $1.0 million and $1.3 million during the three months ended March 31, 2021 and 2020, respectively. The $0.3 million decrease in general and administrative expenses is primarily attributable to the recognition of audit fees totaling $0.3 million during the three months ended March 31, 2020 which were related to the 2019 annual audit. The fees associated with our annual audit are recognized as the services are incurred, which typically occurs ratably throughout the year.

Depreciation and Amortization

      Depreciation and amortization expense totaled $3.1 million and $2.0 million during the three months ended March 31, 2021 and 2020, respectively. The $1.1 million increase in the depreciation and amortization expense is reflective of the Company’s expanded income property portfolio, as described above.

Interest Expense

Interest expense totaled $0.5 million and $0.2 million during the three months ended March 31, 2021 and 2020, respectively. The $0.3 million increase in interest expense is attributable to the higher outstanding balance on the Company’s Credit Facility, as further described in Note 8 “Long-Term Debt”, of which increase was utilized to fund the acquisition of 29 income properties during 2020 in addition to the acquisition of five income properties during the first quarter of 2021.

Net Income

Net income totaled $0.5 million and $0.01 million for the three months ended March 31, 2021 and 2020, respectively. The increase in net income is attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $1.5 million at March 31, 2021, and we had no restricted cash.

Credit Facility. As of March 31, 2021, the Company had $30.7 million available on the Credit Facility. See Note 8, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance at March 31, 2021.

Acquisitions and Investments. As noted previously, the Company acquired five income properties during the three months ended March 31, 2021 for an aggregate purchase price of $21.9 million. These acquisitions included the following:

Tenant Description	Location	Date of Acquisition	Square-Feet	Purchase Price ($000's)		Remaining Lease Term at Acquisition Date (in years)
Dollar General	Cut and Shoot, TX	1/25/2021	9,096	$1,727		14.8
Dollar General	Del Rio, TX	1/25/2021	9,219	1,403		14.0
Dollar General	Seguin, TX	1/25/2021	9,155	1,290		14.1
At Home	Canton, OH	3/9/2021	89,902	8,571	(1)	8.4
Pet Supplies Plus	Canton, OH	3/9/2021	8,400	1,135	(1)	6.6
Salon Lofts	Canton, OH	3/9/2021	4,000	694	(1)	7.0
Sportsman Warehouse	Albuquerque, NM	3/29/2021	48,974	7,100		8.4
	Total / Weighted Average		178,746	$21,920		9.2

(2)	These three tenants represent the acquisition of one property for a purchase price of $10.4 million which was allocated based on cash base rent in place at the time of acquisition.

Capital Expenditures. Through March 31, 2021, the Company incurred $0.9 million of tenant improvements related to the property leased to 7-Eleven in Georgetown, Texas, of which the tenant reimbursed $0.4 million during the three months ended March 31, 2021 pursuant to the lease. As of March 31, 2021, there was no remaining commitment.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations and $30.7 million of available capacity on the existing $150.0 million Credit Facility, based on our current borrowing base of income properties, as of March 31, 2021.

 The Board and management consistently review the allocation of capital with the goal of providing the best long-term return for our stockholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing the Company’s securities, and retaining funds for reinvestment. Annually, the Board reviews our business plan and corporate strategies, and makes adjustments as circumstances warrant. Management’s focus is to continue our strategy of investing in net leased income properties by utilizing the capital we raised in the IPO and available borrowing capacity from the Credit Facility to increase our portfolio of income-producing properties, providing stabilized cash flows with strong risk-adjusted returns primarily in larger metropolitan areas and growth markets.

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

Reconciliation of Non-GAAP Measures (in thousands, except share data):

	Three Months Ended
	March 31, 2021	March 31, 2020
Net Income	$511	$15
Depreciation and Amortization	3,143	2,023
Funds from Operations	$3,654	$2,038
Adjustments:
Straight-Line Rent Adjustment	(147)	(323)
COVID-19 Rent Repayments	271	—
Non-Cash Compensation	73	67
Amortization of Deferred Financing Costs to Interest Expense	65	45
Amortization of Intangible Assets and Liabilities to Lease Income	(41)	(19)
Accretion of Tenant Contribution	(6)	—
Recurring Capital Expenditures	(19)	—
Adjusted Funds from Operations	$3,850	$1,808

Weighted Average Number of Common Shares:
Basic	7,565,429	7,896,757
Diluted	8,789,283	9,120,611

Other Data (in thousands, except per share data):

	Three Months Ended
	March 31, 2021	March 31, 2020
FFO	$3,654	$2,038
FFO per diluted share	$0.42	$0.22

AFFO	$3,850	$1,808
AFFO per diluted share	$0.44	$0.20

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

None.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

 The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies” included in this Quarterly Report on Form 10-Q and more fully described in the notes to the consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the three months ended March 31, 2021, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Exchange Act, was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of March 31, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of our business. We are not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on our business or financial condition.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s potential risks and uncertainties, see the information under the heading Part II, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

As of March 31, 2021, there have been no material changes in our risk factors from those set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Exhibit 10.1

Indemnification Agreement, dated February 10, 2021, between Alpine Income Property Trust, Inc. and Rachel E. Wein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2021).*

Exhibit 2.1

Purchase and Sale Agreement, dated April 2, 2021, among Alpine Income Property OP, LP, Bluebird Arrowhead Phoenix LLC, Golden Arrow Clermont FL LLC, Bluebird Germantown MD LLC, Golden Arrow Charlotte NC LLC, CTLC Golden Arrow Katy LLC, and Bluebird Renton WA LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 6, 2021).**

Exhibit 2.1a

First Amendment to the Purchase and Sale Agreement, dated April 20, 2021, among Alpine Income Property OP, LP, Bluebird Arrowhead Phoenix LLC, Golden Arrow Clermont FL LLC, Bluebird Germantown MD LLC, Golden Arrow Charlotte NC LLC, CTLC Golden Arrow Katy LLC, and Bluebird Renton WA LLC, filed as Exhibit 2.1a with this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification filed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management Contract or Compensatory Plan or Arrangement
**

Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(2). The omitted information is not material and is the type of information that the Company customarily and actually treats as private and confidential.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE INCOME PROPERTY TRUST, INC.
(Registrant)

April 22, 2021	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

April 22, 2021	By:	/s/ Matthew M. Partridge
Matthew M. Partridge, Senior Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)
April 22, 2021	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Vice President and Chief Accounting Officer (Principal Accounting Officer)