Form 10-Q
period 2021-06-30
Alpine Income Property Trust, Inc.
filed 2021-07-22
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

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

The number of shares of the registrant’s common stock outstanding on July 15, 2021 was 11,299,548.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	(Unaudited) June 30, 2021	December 31, 2020
ASSETS
Real Estate:
Land, at cost	$115,410	$83,210
Building and Improvements, at cost	199,279	142,679
Total Real Estate, at cost	314,689	225,889
Less, Accumulated Depreciation	(10,577)	(6,550)
Real Estate—Net	304,112	219,339
Assets Held for Sale	3,082	—
Cash and Cash Equivalents	6,294	1,894
Restricted Cash	2,190	—
Intangible Lease Assets—Net	47,805	36,881
Straight-Line Rent Adjustment	1,925	2,045
Other Assets	2,089	2,081
Total Assets	$367,497	$262,240
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$2,422	$1,984
Prepaid Rent and Deferred Revenue	1,175	1,055
Intangible Lease Liabilities—Net	4,654	3,299
Long-Term Debt	140,806	106,809
Total Liabilities	149,057	113,147
Commitments and Contingencies—See Note 15
Equity:
Preferred Stock, $0.01 par value per share, 100 million shares authorized, no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common Stock, $0.01 par value per share, 500 million shares authorized, 11,296,023 shares issued and outstanding as of June 30, 2021 and 7,458,755 shares issued and outstanding as of December 31, 2020	113	75
Additional Paid-in Capital	197,978	132,878
Dividends in Excess of Net Income	(9,689)	(5,713)
Accumulated Other Comprehensive Income (Loss)	180	(481)
Stockholders' Equity	188,582	126,759
Noncontrolling Interest	29,858	22,334
Total Equity	218,440	149,093
Total Liabilities and Equity	$367,497	$262,240

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share, per share and dividend data)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues:
Lease Income	$6,597	$4,591	$12,487	$8,762
Total Revenues	6,597	4,591	12,487	8,762
Operating Expenses:
Real Estate Expenses	824	550	1,475	1,150
General and Administrative Expenses	1,286	1,132	2,316	2,416
Depreciation and Amortization	3,463	2,286	6,606	4,309
Total Operating Expenses	5,573	3,968	10,397	7,875
Net Income from Operations	1,024	623	2,090	887
Interest Expense	678	344	1,233	593
Net Income	346	279	857	294
Less: Net Income Attributable to Noncontrolling Interest	(42)	(39)	(113)	(41)
Net Income Attributable to Alpine Income Property Trust, Inc.	$304	$240	$744	$253

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$0.03	$0.03	$0.09	$0.03
Diluted	$0.03	$0.03	$0.08	$0.03
Weighted Average Number of Common Shares:
Basic	8,853,259	7,544,991	8,212,902	7,721,835
Diluted	10,081,783	8,768,845	9,439,104	8,945,689

Dividends Declared and Paid	$0.25	$0.20	$0.49	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Income Attributable to Alpine Income Property Trust, Inc.	$304	$240	$744	$253
Other Comprehensive Income (Loss)
Cash Flow Hedging Derivative - Interest Rate Swaps	(15)	(647)	661	(647)
Total Other Comprehensive Income (Loss)	(15)	(647)	661	(647)
Total Comprehensive Income (Loss)	$289	$(407)	$1,405	$(394)

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

For the three months ended June 30, 2021:

	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance April 1, 2021	$79	$140,591	$(7,169)	$195	$133,696	$22,112	$155,808
Net Income	—	—	304	—	304	42	346
Stock Issuance to Directors	—	73	—	—	73	—	73
Stock Issuance, Net of Equity Issuance Costs	34	57,314	—	—	57,348	—	57,348
Operating Units Issued	—	—	—	—		8,010	8,010
Cash Dividend ($0.25 per share)	—	—	(2,824)	—	(2,824)	(306)	(3,130)
Other Comprehensive Loss	—	—	—	(15)	(15)	—	(15)
Balance June 30, 2021	$113	$197,978	$(9,689)	$180	$188,582	$29,858	$218,440

For the three months ended June 30, 2020:

	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance April 1, 2020	$79	$137,393	$(2,063)	$—	$135,409	$22,933	$158,342
Net Income	—	—	240	—	240	39	279
Stock Repurchase	—	(4,421)	—	—	(4,421)	—	(4,421)
Stock Issuance to Directors	—	66	—	—	66	—	66
Cash Dividend ($0.20 per share)	—	—	(1,490)	—	(1,490)	(245)	(1,735)
Other Comprehensive Loss	—	—	—	(647)	(647)	—	(647)
Balance June 30, 2020	$79	$133,038	$(3,313)	$(647)	$129,157	$22,727	$151,884

For the six months ended June 30, 2021:

	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2021	$75	$132,878	$(5,713)	$(481)	$126,759	$22,334	$149,093
Net Income	—	—	744	—	744	113	857
Stock Issuance to Directors	—	139	—	—	139	—	139
Stock Issuance, Net of Equity Issuance Costs	38	64,961	—	—	64,999	—	64,999
Operating Units Issued	—	—	—	—	—	8,010	8,010
Cash Dividend ($0.49 per share)	—	—	(4,720)	—	(4,720)	(599)	(5,319)
Other Comprehensive Income	—	—	—	661	661	—	661
Balance June 30, 2021	$113	$197,978	$(9,689)	$180	$188,582	$29,858	$218,440

For the six months ended June 30, 2020:

	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2020	$79	$137,948	$(498)	$—	$137,529	$23,176	$160,705
Net Income	—	—	253	—	253	41	294
Stock Repurchase	—	(5,013)	—	—	(5,013)	—	(5,013)
Stock Issuance to Directors	—	103	—	—	103	—	103
Cash Dividend ($0.40 per share)	—	—	(3,068)	—	(3,068)	(490)	(3,558)
Other Comprehensive Loss	—	—	—	(647)	(647)	—	(647)
Balance June 30, 2020	$79	$133,038	$(3,313)	$(647)	$129,157	$22,727	$151,884

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash Flow from Operating Activities:
Net Income	$857	$294
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	6,606	4,309
Amortization of Intangible Lease Assets and Liabilities to Lease Income	(91)	(48)
Amortization of Deferred Financing Costs to Interest Expense	149	88
Non-Cash Compensation	152	135
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(264)	(937)
COVID-19 Rent Repayments	385	(625)
Other Assets	46	(497)
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	906	(55)
Prepaid Rent and Deferred Revenue	120	883
Net Cash Provided By Operating Activities	8,866	3,547
Cash Flow from Investing Activities:
Acquisition of Real Estate, Including Capitalized Expenditures	(65,930)	(76,087)
Net Cash Used In Investing Activities	(65,930)	(76,087)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	85,621	70,000
Payments on Long-Term Debt	(80,809)	—
Cash Paid for Loan Fees	(838)	(4)
Repurchase of Common Stock	—	(5,013)
Proceeds From Stock Issuance, net	64,999	—
Dividends Paid	(5,319)	(3,558)
Net Cash Provided By Financing Activities	63,654	61,425
Net Increase (Decrease) in Cash and Cash Equivalents	6,590	(11,115)
Cash and Cash Equivalents, Beginning of Period	1,894	12,342
Cash and Cash Equivalents, End of Period	$8,484	$1,227

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$6,294	$1,227
Restricted Cash	2,190	—
Total Cash	$8,484	$1,227

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$1,105	$501

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain (Loss) on Cash Flow Hedge	$661	$(647)
Operating Units Issued in Exchange for Real Estate	$8,010	$—
Underwriting Discounts on Capital Raised Through Issuance of Common Stock	$2,866	$—
Assumption of Mortgage Note Payable	$30,000	$—

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

Our portfolio consists of 71 net leased retail and office properties located in 49 markets in 22 states. The properties in our portfolio are subject to long-term, primarily triple-net leases, which generally require the tenant to pay all of the property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures.

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

We conduct the substantial majority of our operations through, and substantially all of our assets are held by, the Operating Partnership. Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. As of June 30, 2021, we have a total ownership interest in the Operating Partnership of 87.3%, with CTO holding, directly and indirectly, a 9.4% ownership interest in the Operating Partnership. The remaining 3.3% ownership interest is held by an unrelated third party in connection with the issuance of 424,951 OP Units valued at $8.0 million in the aggregate, or $18.85 per unit, based on the Company’s trailing ten day average closing share price at the time of issuance. The 424,951 OP Units were issued as partial consideration for the portfolio of nine net lease properties acquired on June 30, 2021 (see Note 3, “Income Property Portfolio”). Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) manages our business and affairs.

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

Contractual Base Rent (“CBR”) represents the amount owed to the Company under the current terms of its lease agreements. As a result of the COVID-19 Pandemic, during the year ended December 31, 2020, the Company agreed to defer or abate certain CBR in exchange for additional lease term or other lease enhancing additions. Repayments of the remaining balance of deferred CBR began in the third quarter of 2020, with payments continuing, in some cases, through mid-year 2022.

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

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of June 30, 2021 and December 31, 2020, the Company had recorded an allowance for doubtful accounts of $0.1 million.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of June 30, 2021 and December 31, 2020 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of cash and cash equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

RESTRICTED CASH

Restricted cash totaled $2.2 million at June 30, 2021, of which $0.6 million is being held in a capital replacement reserve account in connection with our financing of six income properties and $1.6 million is being held in an escrow account for the repayment of the $1.6 million in mortgage notes which were repaid on July 1, 2021.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITY

Interest Rate Swaps. The Company accounts for its cash flow hedging derivatives in accordance with FASB ASC Topic 815-20, Derivatives and Hedging. Depending upon the hedge’s value at each balance sheet date, the derivatives are included in either other assets or accounts payable, accrued expenses, and other liabilities on the consolidated balance sheet at its fair value. On the date each interest rate swap was entered into, the Company designated the derivatives as a hedge of the variability of cash flows to be paid related to the recognized long-term debt liabilities.

The Company documented the relationship between the hedging instruments and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transactions. At the hedges’ inception, the Company formally assessed whether the derivatives that are used in hedging the transactions are highly effective in offsetting changes in cash flows of the hedged items, and we will continue to do so on an ongoing basis. As the terms of the interest rate swaps and the associated debts are identical, both hedging instruments qualify for the shortcut method, therefore, it is assumed that there is no hedge ineffectiveness throughout the entire term of the hedging instruments.

Changes in fair value of the hedging instruments that are highly effective and designated and qualified as cash-flow hedges are recorded in other comprehensive income and loss, until earnings are affected by the variability in cash flows of the designated hedged items (see Note 9,  “Interest Rate Swaps”).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable included in other assets, accounts payable, and accrued expenses and other liabilities at June 30, 2021 and December 31, 2020, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s Credit Facility, hereinafter defined, as of June 30, 2021 and December 31, 2020, approximates current market rates for revolving credit arrangements with similar risks and maturities. The Company estimates the fair value of its mortgage notes payable and Term Loan, hereinafter defined, based on incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt. The discount rate used to calculate the fair value of debt approximates current lending rates for loans and assumes the debt is outstanding through maturity. Since such amounts are estimates that are based on limited available market information for similar transactions, which is a Level 2 non-recurring measurement, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

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

CONCENTRATION OF RISK

Certain of the tenants in the portfolio of 71 properties accounted for more than 10% of total revenues during the six months ended June 30, 2021 and 2020.

During the six months ended June 30, 2021, the properties leased to Wells Fargo Bank, NA represented 15% of total revenues. During the six months ended June 30, 2020, the properties leased to Wells Fargo Bank, NA and Hilton Grand Vacations represented 21% and 14% of total revenues, respectively.

As of June 30, 2021 and December 31, 2020, based on square footage, 13% and 17%, respectively, of the Company’s real estate portfolio was located in the State of Florida and 12% and 15%, respectively, of the Company’s real estate portfolio was located in the State of North Carolina. Additionally, as of June 30, 2021, more than 10%of the Company’s real estate portfolio, based on square footage, was located in the State of Texas and more than 10% of the Company’s real estate portfolio was located in the States of Oregon and Michigan as of December 31, 2020.

RECLASSIFICATIONS

Certain items in the consolidated balance sheet as of December 31, 2020 have been reclassified to conform to the presentation as of March 31, 2021. Specifically, in the first quarter of 2021, the Company reclassified deferred financing costs, net of accumulated amortization, as a component of other assets on the accompanying consolidated balance sheet. Accordingly, deferred financing costs of $0.9 million, net of accumulated amortization of $0.2 million, were reclassified from long-term debt to other assets as of December 31, 2020. Additionally, in the second quarter of 2021, the Company increased non-cash compensation for the six months ended June 30, 2020 by $0.03 million through a reclassification from accounts payable, accrued expenses, and other liabilities within operating activities on the accompanying consolidated statements of cash flows which is the result of timing related to the issuance of shares for director retainers.

NOTE 3. INCOME PROPERTY PORTFOLIO

As of June 30, 2021, the Company’s income property portfolio consisted of 71 properties with total square footage of 2.3 million.

Leasing revenue consists of long-term rental revenue from retail and office income properties, which is recognized as earned, using the straight-line method over the life of each lease.

The components of leasing revenue are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Lease Income
Lease Payments	$5,986	$4,229	$11,432	$8,041
Variable Lease Payments	611	362	1,055	721
Total Lease Income	$6,597	$4,591	$12,487	$8,762

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to June 30, 2021, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2021	$14,397
2022	28,593
2023	28,472
2024	28,042
2025	27,164
2026 and thereafter (cumulative)	103,482
Total	$230,150

 2021 Activity. During the six months ended June 30, 2021, the Company acquired 23 income properties for a combined purchase price of $103.2 million, or an acquisition cost of $103.8 million including capitalized acquisition costs. Of the total acquisition cost, $34.1 million was allocated to land, $57.5 million was allocated to buildings and improvements, $13.9 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $1.5 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 8.3 years at acquisition. No income properties were disposed of during the six months ended June 30, 2021.

The net lease income properties acquired during the six months ended June 30, 2021 are described below:

Description	Location	Date of Acquisition	Square-Feet	Purchase Price ($000's)		Remaining Lease Term at Acquisition Date (in years)
Dollar General	Cut and Shoot, TX	1/25/2021	9,096	$1,727		14.8
Dollar General	Del Rio, TX	1/25/2021	9,219	1,403		14.0
Dollar General	Seguin, TX	1/25/2021	9,155	1,290		14.1
At Home	Canton, OH	3/9/2021	89,902	8,571	(1)	8.4
Pet Supplies Plus	Canton, OH	3/9/2021	8,400	1,135	(1)	6.6
Salon Lofts	Canton, OH	3/9/2021	4,000	694	(1)	7.0
Sportsman Warehouse	Albuquerque, NM	3/29/2021	48,974	7,100		8.4
Burlington Stores, Inc.	North Richland Hills, TX	4/23/2021	70,891	11,528		7.8
Academy Sports	Florence, SC	6/22/2021	58,410	7,650		7.7
Big Lots	Durant, OK	6/25/2021	36,794	1,836	(2)	5.5
Orscheln	Durant, OK	6/25/2021	37,965	2,017	(2)	1.7
Lowe's	Katy, TX	6/30/2021	131,644	14,672		11.1
Harris Teeter	Charlotte, NC	6/30/2021	45,089	8,273		6.8
Rite Aid	Renton, WA	6/30/2021	16,280	7,200		5.1
Walgreens	Clermont, FL	6/30/2021	13,650	5,085		7.2
Big Lots	Germantown, MD	6/30/2021	25,589	4,670		9.6
Big Lots	Phoenix, AZ	6/30/2021	34,512	4,599		9.6
Circle K	Indianapolis, IN	6/30/2021	4,283	2,800	(3)	3.4
Burger King	Plymouth, NC	6/30/2021	3,142	1,736	(3)	6.8
Dollar Tree	Demopolis, AL	6/30/2021	10,159	1,615	(3)	8.7
Firestone	Pittsburgh, PA	6/30/2021	10,629	1,468	(3)	7.8
Advance Auto Parts	Ware, MA	6/30/2021	6,889	1,396	(3)	3.6
Grease Monkey	Stockbridge, GA	6/30/2021	1,846	1,318	(3)	12.3
Hardee's	Boaz, AL	6/30/2021	3,542	1,185	(3)	9.4
Schlotzsky's	Sweetwater, TX	6/30/2021	2,431	1,147	(3)	14.0
Advance Auto Parts	Athens, GA	6/30/2021	6,871	1,127	(3)	3.6
	Total / Weighted Average		699,362	$103,242		8.8
(1)	Tenants represent the acquisition of one property for a purchase price of $10.4 million which was allocated based on cash base rent in place at the time of acquisition.
(2)	Tenants represent the acquisition of one property for a purchase price of $3.9 million which was allocated based on cash base rent in place at the time of acquisition.
(3)	The aggregate purchase price of $13.8 million was funded through the partial consideration issuance of 424,951 OP Units valued at $8.0 million, see Note 10, “Equity.”

 2020 Activity. During the six months ended June 30, 2020, the Company acquired 11 income properties for a combined purchase price of $75.4 million, or an acquisition cost of $76.0 million including capitalized acquisition costs. Of the total acquisition cost, $22.5 million was allocated to land, $42.2 million was allocated to buildings and improvements, $12.4 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $1.1 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 9.3 years at acquisition. No income properties were disposed of during the six months ended June 30, 2020.

The net lease income properties acquired during the six months ended June 30, 2020 are described below:

Description	Location	Date of Acquisition	Square-Feet	Purchase Price ($000's)	Remaining Lease Term at Acquisition Date (in years)
7-Eleven	Austin, TX	1/13/2020	6,400	$5,762	15.0
7-Eleven	Georgetown, TX	1/13/2020	7,726	4,301	15.0
Conn's HomePlus	Hurst, TX	1/10/2020	37,957	6,100	11.6
Lehigh Gas Wholesale Services, Inc.	Highland Heights, KY	2/03/2020	2,578	4,250	10.8
American Multi-Cinema, Inc.	Tyngsborough, MA	2/19/2020	39,474	7,055	10.1
Hobby Lobby	Tulsa, OK	2/28/2020	84,180	12,486	10.8
Long John Silver's	Tulsa, OK	2/28/2020	3,000	264	N/A
Old Time Pottery	Orange Park, FL	2/28/2020	84,180	6,312	10.4
Freddy's Frozen Custard	Orange Park, FL	2/28/2020	3,200	303	6.8
Hobby Lobby	Arden, NC	6/24/2020	55,000	7,987	11.2
Walmart	Howell, MI	6/30/2020	214,172	20,590	6.6
	Total / Weighted Average		537,867	$75,410	10.2

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$6,294	$6,294	$1,894	$1,894
Restricted Cash - Level 1	$2,190	$2,190	$—	$—
Long-Term Debt - Level 2	$140,806	$143,516	$106,809	$106,809

The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following tables present the fair value of assets (liabilities) measured on a recurring basis by Level as of June 30, 2021 and December 31, 2020 (in thousands):

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Credit Facility Interest Rate Swap (1)	$151	$—	$151	$—
Term Loan Interest Rate Swap (2)	$29	$—	$29	$—
December 31, 2020
Credit Facility Interest Rate Swap (1)	$(481)	$—	$(481)	$—
Term Loan Interest Rate Swap (2)	$—	$—	$—	$—
(1)	Effective April 30, 2020, the Company utilized an interest rate swap to achieve a fixed interest rate of 0.48% plus the applicable spread on $50.0 million of the outstanding balance on the Credit Facility (hereinafter defined).
(2)	Effective May 21, 2021, the Company utilized an interest rate swap to achieve a fixed LIBOR rate of 0.81% plus the applicable spread on the $60.0 million outstanding Term Loan (hereinafter defined) balance.

NOTE 5. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	As of
	June 30, 2021	December 31, 2020
Intangible Lease Assets:
Value of In-Place Leases	$37,281	$27,494
Value of Above Market In-Place Leases	2,558	2,187
Value of Intangible Leasing Costs	14,803	11,459
Sub-total Intangible Lease Assets	54,642	41,140
Accumulated Amortization	(6,837)	(4,259)
Sub-total Intangible Lease Assets—Net	47,805	36,881
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(5,236)	(3,674)
Sub-total Intangible Lease Liabilities	(5,236)	(3,674)
Accumulated Amortization	582	375
Sub-total Intangible Lease Liabilities—Net	(4,654)	(3,299)
Total Intangible Assets and Liabilities—Net	$43,151	$33,582

The following table reflects the net amortization of intangible assets and liabilities during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Amortization Expense	$1,303	$847	$2,498	$1,608
Increase to Income Properties Revenue	(50)	(29)	(91)	(48)
Net Amortization of Intangible Assets and Liabilities	$1,253	$818	$2,407	$1,560

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Expense	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2021	$3,213	$(156)	$3,057
2022	6,426	(312)	6,114
2023	6,424	(312)	6,112
2024	6,194	(300)	5,894
2025	5,740	(275)	5,465
2026 and thereafter	17,639	(1,130)	16,509
Total	$45,636	$(2,485)	$43,151

As of June 30, 2021, the weighted average amortization period of both the total intangible assets and liabilities was 8.9 years.

NOTE 6. OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of
	June 30, 2021	December 31, 2020
Tenant Receivables	$46	$164
Accrued Unbilled Tenant Receivables—Net of Allowance for Doubtful Accounts (1)	552	119
Prepaid Insurance	251	606
Deposits on Acquisitions	350	100
Prepaid and Deposits—Other	187	442
Deferred Financing Costs—Net	523	650
Interest Rate Swaps	180	—
Total Other Assets	$2,089	$2,081
(1)	As of June 30, 2021 and December 31, 2020, includes $0.1 million allowance for doubtful accounts.

NOTE 7. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	June 30, 2021		December 31, 2020
Accounts Payable	$246		$450
Accrued Expenses	895		474
Due to CTO	1,281	(1)	579
Interest Rate Swap	—		481
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$2,422		$1,984
(1)	As of June 30, 2021, includes $0.6 million due to CTO for the transference of funds held in a capital replacement reserve account associated with the financing of six net lease properties (the “CMBS Portfolio”) acquired from CTO on June 30, 2021.

NOTE 8. LONG-TERM DEBT

As of June 30, 2021, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Stated Interest Rate	Maturity Date
Credit Facility (1)	$50,000	30-Day LIBOR + [1.35% - 1.95%]	November 2023
Term Loan (2)	60,000	30-Day LIBOR + [1.35% - 1.95%]	May 2026
Mortgage Note Payable – CMBS Portfolio	30,000	4.33%	October 2034
Mortgage Notes Payable	1,622	N/A	July 2021 (3)
Total Debt/Weighted-Average Rate	$141,622	2.50%
(1)	Effective April 30, 2020, the Company utilized an interest rate swap to achieve a fixed interest rate of 0.48% plus the applicable spread on $50.0 million of the outstanding balance on the Credit Facility (hereinafter defined).
(2)	Effective May 21, 2021, the Company utilized an interest rate swap to achieve a weighted average fixed interest rate of 0.81% plus the applicable spread on the $60.0 million Term Loan (hereinafter defined) balance.
(3)	Mortgage notes payable assumed in connection with the acquisition of two net lease properties during the three months ended June 30, 2021 which was repaid on July 1, 2021.

Credit Facility. On November 26, 2019, the Company and the Operating Partnership entered into a credit agreement (the “Credit Facility Credit Agreement”) with a group of lenders for a senior unsecured revolving credit facility (the “Credit Facility”) in the maximum aggregate initial original principal amount of up to $100.0 million. The Credit Facility includes an accordion feature that may allow the Operating Partnership to increase the availability under the Credit Facility by an additional $50.0 million, subject to meeting specified requirements and obtaining additional commitments from lenders. BMO Capital Markets Corp. and Raymond James Bank, N.A. are joint lead arrangers and joint bookrunners, with Bank of Montreal (“BMO”) as administrative agent. The Credit Facility has a base term of four years, with the ability to extend the base term for one year.

On June 30, 2020, the Company and the Operating Partnership executed the first amendment to the Credit Facility Credit Agreement whereby the tangible net worth covenant was adjusted to be more reflective of market terms.

On October 16, 2020, the Company and the Operating Partnership executed the second amendment to the Credit Facility (the “Second Amendment”), with the addition of two lenders, Huntington National Bank and Truist Bank. As a result of the Second Amendment, the Credit Facility has a total borrowing capacity of $150.0 million with the ability to increase that capacity up to $200.0 million during the term, utilizing an accordion feature, subject to lender approval.

On May 19, 2021, the Company and the Operation Partnership executed the third amendment to the Credit Facility (the “Third Amendment”). Among other things, the Third Amendment revised the Credit Facility Credit Agreement to provide that as of the last day of each fiscal quarter, the Operating Partnership shall not permit the ratio of Unsecured Indebtedness to Borrowing Base Value (as defined in the Credit Facility Credit Agreement) to be greater than 0.60 to 1:00. Prior to the Third Amendment, the Credit Facility Credit Agreement provided that as of the last day of each fiscal quarter, the Operating Partnership could not permit the ratio of Unsecured Indebtedness to Total Asset Value (as defined in the Credit Facility Credit Agreement) to be greater than 0.60 to 1:00.

Pursuant to the Credit Facility Credit Agreement, the indebtedness outstanding under the Credit Facility accrues at a rate ranging from the 30-day LIBOR plus 135 basis points to the 30-day LIBOR plus 195 basis points, based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Operating Partnership, as defined in the Credit Agreement. The Credit Facility also accrues a fee of 15 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity.

The Operating Partnership is subject to customary restrictive covenants under the Credit Facility and the Term Loan (hereinafter defined), including, but not limited to, limitations on the Operating Partnership’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. The Credit Facility and Term Loan also contain financial covenants covering the Operating Partnership, including but not limited to, tangible net worth and fixed charge coverage ratios.

At June 30, 2021, the current commitment level under the Credit Facility was $150.0 million and the Company had an outstanding balance of $50.0 million.

Term Loan. On May 21, 2021, the Operating Partnership, the Company and certain subsidiaries of the Company entered into a term loan credit agreement (the “Term Loan Credit Agreement”) for a term loan (the “Term Loan”) in an aggregate principal amount of $60.0 million with a maturity of five years. Truist Securities, Inc. is acting as sole lead arranger and sole book runner, with Truist Bank, N.A. as administrative agent. Truist Bank, N.A., Bank of Montreal, Raymond James Bank, N.A. and Stifel Bank are lenders under the Term Loan. In addition, the Operating Partnership may request up to three incremental term loan commitments in an aggregate amount not to exceed $100.0 million.

Mortgage Notes Payable. On June 30, 2021, in connection with the acquisition of the CMBS Portfolio from CTO, the Company assumed an existing $30.0 million secured mortgage, which bears a fixed interest rate of 4.33%. The mortgage note matures in October 2034 and is prepayable without penalty beginning in October 2024. Additionally, on June 30, 2021, in connection with the acquisition of two net lease properties from an unrelated third party, the Company assumed mortgage notes totaling an aggregate of $1.6 million, which balance was repaid on July 1, 2021.

Long-term debt as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021			December 31, 2020
	Total		Due Within One Year	Total	Due Within One Year
Credit Facility	$50,000		$—	$106,809	$—
Term Loan	60,000		—	—	—
Mortgage Note Payable – CMBS Portfolio	30,000		—	—	—
Mortgage Notes Payable	1,622	(1)	1,622	—	—
Financing Costs, net of accumulated amortization	(816)		—	—	—
Total Long-Term Debt	$140,806		$1,622	$106,809	$—
(1)	Mortgage notes payable assumed in connection with the acquisition of two net lease properties during the three months ended June 30, 2021 which was repaid on July 1, 2021.

Payments applicable to reduction of principal amounts as of June 30, 2021 will be required as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2021	$1,622
2022	—
2023	50,000
2024	—
2025	—
2026 and thereafter	90,000
Total Long-Term Debt - Face Value	$141,622

The carrying value of long-term debt as of June 30, 2021 consisted of the following (in thousands):

Total
Current Face Amount	$141,622
Financing Costs, net of accumulated amortization	(816)
Total Long-Term Debt	$140,806

In addition to the $0.8 million of financing costs, net of accumulated amortization included in the table above, as of June 30, 2021, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $0.5 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three and six months ended June, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest Expense	$594	$301	$1,084	$505
Amortization of Deferred Financing Costs to Interest Expense	84	43	149	88
Total Interest Expense	$678	$344	$1,233	$593

Total Interest Paid	$623	$337	$1,105	$501

The Company was in compliance with all of its debt covenants as of June 30, 2021.

NOTE 9. INTEREST RATE SWAPS

During April 2020, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for $50.0 million of the outstanding balance on the Credit Facility as discussed in Note 8, “Long-Term Debt.” During the six months ended June 30, 2021, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been included in accumulated other comprehensive income (loss). As of June 30, 2021, the fair value of our interest rate swap agreement, which was a gain of approximately $0.15 million, was included in other assets on the consolidated balance sheets. The interest rate swap was effective on April 30, 2020 and matures on November 26, 2024. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $50.0 million to a fixed rate of 0.48% plus the applicable spread.

During May 2021, the Company entered into an interest rate swap agreement to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the $60.0 million outstanding balance on the Term Loan as defined in Note 8, “Long-Term Debt.” During the six months ended June 30, 2021, the interest rate swap agreement was 100% effective. Accordingly, the change in fair value on the interest rate swap has been included in accumulated other comprehensive income (loss). As of June 30, 2021, the fair value of our interest rate swap agreement, which was a gain of $0.03 million, was included in other assets on the consolidated balance sheets. The interest rate swap was effective on May 21, 2021 and matures on May 21, 2026. The interest rate swap fixed the variable rate debt on the notional amount of related debt of $60.0 million to a fixed rate of 0.81% plus the applicable spread.

NOTE 10. EQUITY

SHELF REGISTRATION

On December 1, 2020, the Company filed a shelf registration statement on Form S-3, relating to the registration and potential issuance of its common stock, preferred stock, warrants, rights, and units with a maximum aggregate offering price of up to $350.0 million. The Securities and Exchange Commission declared the Form S-3 effective on December 11, 2020.

ATM PROGRAM

On December 14, 2020, the Company implemented a $100.0 million “at-the-market” equity offering program (the “2020 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock.  During the three months ended June 30, 2021, the Company sold 176,028 shares under the 2020 ATM Program for $3.2 million at a weighted average price of $18.06 per share, generating net proceeds of $3.1 million after deducting fees totaling $0.05 million paid on the sales. During the six months ended June 30, 2021, the Company sold 610,229 shares under the 2020 ATM Program for $11.1 million at a weighted average price of $18.19 per share, generating net proceeds of $10.9 million after deducting fees totaling $0.2 million paid on the sales.

FOLLOW-ON PUBLIC OFFERING

In June 2021, the Company completed a follow-on public offering of 3,220,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 420,000 shares of common stock. Upon closing, the Company issued 3,220,000 shares and received net proceeds of $54.3 million, after deducting the underwriting discount and expenses.

NONCONTROLLING INTEREST

As of June 30, 2021, CTO holds, directly and indirectly, a 9.4% noncontrolling ownership interest in the Operating Partnership as a result of 1,223,854 OP Units issued to CTO at the time of the Company’s Formation Transactions, as further described in Note 1, “Business and Organization.” An additional 3.3% noncontrolling ownership interest is held by an unrelated third party in connection with the issuance of 424,951 OP Units valued at $8.0 million, reflecting $18.85 per unit, based on the Company’s trailing ten day average closing share price at the time of issuance. The 424,951 OP Units were issued as partial consideration for the portfolio of nine net lease properties acquired on June 30, 2021.

DIVIDENDS

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the Company. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the three and six months ended June 30, 2021, the Company declared and paid cash dividends on its common stock and OP Units of $0.25 per share and $0.49 per share, respectively.

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

The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Income Attributable to Alpine Income Property Trust, Inc.	$304	$240	$744	$253

Weighted Average Number of Common Shares Outstanding	8,853,259	7,544,991	8,212,902	7,721,835
Common Shares Applicable to OP Units using Treasury Stock Method (1)	1,228,524	1,223,854	1,226,202	1,223,854
Total Shares Applicable to Diluted Earnings per Share	10,081,783	8,768,845	9,439,104	8,945,689

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$0.03	$0.03	$0.09	$0.03
Diluted	$0.03	$0.03	$0.08	$0.03
(1)	Represents the weighted average impact of 1,648,805 shares underlying OP units including (i) 1,223,854 shares underlying OP Units issued to CTO in connection with our Formation Transactions and (ii) 424,951 shares underlying OP Units issued to an unrelated third party in connection with the acquisition of nine net lease properties during the three months ended June 30, 2021.

NOTE 12. SHARE REPURCHASES

In March 2020, the Board approved a $5.0 million stock repurchase program (the “$5.0 Million Repurchase Program”). During the first half of 2020, the Company repurchased 456,237 shares of its common stock on the open market for a total cost of $5.0 million, or an average price per share of $11.02 which completed the $5.0 Million Repurchase Program. There were no repurchases of the Company’s common stock during the six months ended June 30, 2021.

NOTE 13. STOCK-BASED COMPENSATION

In connection with the closing of the IPO, the Company adopted the Individual Equity Incentive Plan (the “Individual Plan”) and the Manager Equity Incentive Plan (the “Manager Plan”), which are collectively referred to herein as the Equity Incentive Plans. The purpose of the Equity Incentive Plans is to provide equity incentive opportunities to members of the Manager’s management team and employees who perform services for the Company, the Company’s independent directors, advisers, consultants and other personnel, either individually or via grants of incentive equity to the Manager.

On November 26, 2019, in connection with the closing of the IPO, the Company granted restricted shares of common stock to each of the non-employee directors under the Individual Plan. Each of the non-employee directors received an award of 2,000 restricted shares of common stock on November 26, 2019. The restricted shares will vest in substantially equal installments on each of the first, second and third anniversaries of the grant date. As of June 30, 2021, the first increment of this award had vested, leaving 5,336 shares unvested. In addition, the restricted shares are subject to a holding period beginning on the grant date and ending on the date that the grantee ceases to serve as a member of the Board (the “Holding Period”). During the Holding Period, the restricted shares may not be sold, pledged or otherwise transferred by the grantee. Except for the grant of these 8,000 restricted shares of Common Stock, the Company has not made any grants under the Equity Incentive Plans. Any future grants under the Equity Incentive Plans will be approved by the compensation committee of the Board. The 2019 non-employee director share awards had an aggregate grant date fair value of $0.2 million. The Company’s determination of the grant date fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the vesting period and is included in general and administrative expenses in the Company’s consolidated statements of operations. Award forfeitures are accounted for in the period in which they occur. During each of the three months ended June 30, 2021 and 2020, the Company recognized stock compensation expense totaling $0.01 million. During each of the six months ended June 30, 2021 and 2020, the Company recognized stock compensation expense totaling $0.03 million.

A summary of activity for these awards during the six months ended June 30, 2021 is presented below:

Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Outstanding at January 1, 2021	5,336	$18.80
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Non-Vested at June 30, 2021	5,336	$18.80

As of June 30, 2021, there was $0.07 million of unrecognized compensation cost related to the three-year vest restricted shares, which will be recognized over a remaining period of 1.4 years.

Each member of the Board has the option to receive his or her annual retainer in shares of Company common stock rather than cash. The number of shares awarded to the directors making such election is calculated quarterly by dividing the amount of the quarterly retainer payment due to such director by the trailing 20-day average price of the Company’s common stock as of the last business day of the calendar quarter, rounded down to the nearest whole number of shares. During the six months ended June 30, 2021, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.1 million, or 6,978 shares, of which 3,453 shares were issued on April 1, 2021 and 3,525 shares were issued on July 1, 2021. During the six months ended June 30, 2020, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.1 million, or 7,512 shares, of which 4,098 shares were issued on April 1, 2020 and 3,414 shares were issued on July 1, 2020.

Stock compensation expense for the three and six months ended June 30, 2021 and 2020 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Stock Compensation Expense – Director Restricted Stock	$13	$13	$25	$26
Stock Compensation Expense – Director Retainers Paid in Stock	66	55	127	109
Total Stock Compensation Expense (1)	$79	$68	$152	$135
(1)	Director retainers are issued through additional paid in capital in arrears. Therefore, the change in additional paid in capital during the six months ended June 30, 2021 reported on the consolidated statements of stockholders’ equity does not agree to the total non-cash compensation reported on the consolidated statements of cash flows.

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

During the three and six months ended June 30, 2021, the Company incurred management fee expenses which totaled $0.7 million and $1.4 million, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.5 million and $1.0 million for the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2020, the Company incurred management fee expenses which totaled $0.6 million and $1.3 million, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.4 million and $0.8 million for the three and six months ended June 30, 2020, respectively.

The following table represents amounts due from the Company to CTO (in thousands):

	As of
Description	June 30, 2021		December 31, 2020
Management Fee due to CTO	$721		$631
Other	560	(1)	(52)
Total (2)	$1,281		$579
(1)	Includes $0.6 million due to CTO for the transference of funds held in a capital replacement reserve account associated with the financing of the CMBS Portfolio acquired from CTO on June 30, 2021.
(2)	Included in Accrued Expenses, see Note 7, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

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

On April 6, 2021, the Company entered into a purchase and sale agreement with a certain subsidiary of CTO for the purchase of one net lease property (the “Single Property”) for $11.5 million. The acquisition of the Single Property was completed on April 23, 2021.

On April 2, 2021, the Company entered into a separate purchase and sale agreement with certain subsidiaries of CTO for the purchase of the CMBS Portfolio. The terms of the purchase and sale agreement, as amended on April 20, 2021, provided a total purchase price of $44.5 million for the CMBS Portfolio. The acquisition of the CMBS Portfolio was completed on June 30, 2021.

The entry into the purchase and sale agreements, and subsequent completion of acquisitions, are a result of the Company exercising its right to purchase the Single Property and CMBS Portfolio under the ROFO agreement.

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

NOTE 16. ASSETS HELD FOR SALE

The following is a summary of assets held for sale as of June 30, 2021 (in thousands). One income property was classified as held for sale as of June 30, 2021. There were no liabilities held for sale as of June 30, 2021. Additionally, there were no assets or liabilities held for sale as of December 31, 2020.

As of June 30, 2021
Real Estate-Net	$2,858
Intangible Lease Assets—Net	332
Intangible Lease Liabilities—Net	(108)
Total Assets Held for Sale	$3,082

NOTE 17. SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions through July 22, 2021, the date the consolidated financial statements were issued. There were no reportable subsequent events or transactions.

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

OVERVIEW

We are a real estate company that owns and operates a high-quality portfolio of commercial properties located in the United States. Our properties are generally leased on a long-term basis and located primarily in, or in close proximity to major metropolitan statistical areas, or MSAs, and in growth markets and other markets in the United States with favorable economic and demographic conditions. Our properties are primarily leased to industry leading, creditworthy tenants, many of which operate in industries we believe are resistant to the impact of e-commerce or defensive in nature against economic uncertainty or disruption. The properties in our portfolio are primarily triple-net leases which generally require the tenant to pay all of the property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. Our portfolio consists of 71 net leased retail and office properties located in 49 markets in 22 states. Twenty of these properties, representing our initial portfolio, were acquired from CTO Realty Growth, Inc. (“CTO”) in the formation transactions, utilizing $125.9 million of proceeds from our initial public offering of our common stock (the “IPO”) and the issuance of 1,223,854 units of our operating partnership (the “OP Units”) that had an initial value of $23.3 million based on the IPO price of $19.00 per share (the “IPO Price”). The remaining 51 properties were acquired subsequent to the year ended December 31, 2019. Four properties in our portfolio are long-term ground leases where we are the lessor to the tenant.

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

Our objective is to maximize cash flow and value per share by generating stable and growing cash flows and attractive risk-adjusted returns through owning, operating and growing a diversified portfolio of high-quality net leased commercial properties with strong long-term real estate fundamentals. The 71 properties in our portfolio are 100% occupied and represent 2.3 million of gross rentable square feet. As of June 30, 2021, our leases have a weighted-average remaining lease term of 8.0 years based on annualized base rent.

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

Contractual Base Rent (“CBR”) represents the amount owed to the Company under the current terms of its lease agreements. As a result of the COVID-19 Pandemic, during the year ended December 31, 2020, the Company agreed to defer or abate certain CBR in exchange for additional lease term or other lease enhancing additions. Repayments of the remaining balance of deferred CBR began in the third quarter of 2020, with payments continuing, in some cases, through mid-year 2022.

As of June 30, 2021, the Company owned 71 income properties in 22 states. The following is a summary of these properties:

Type	Description	S&P Credit Rating (1)	Location	Rentable Square Feet		Remaining Term (Years)	Contractual Rent Escalations	Annualized Base Rent ($000's) (2)
Office	Wells Fargo	A+	Portland, OR	212,363		4.5	Yes	$3,137
Office	Hilton Grand Vacations	BB	Orlando, FL	102,019		5.4	Yes	1,825
Retail	Walmart	AA	Howell, MI	214,172		5.6	No	1,369
Retail	LA Fitness	CCC+	Brandon, FL	45,000		10.8	Yes	958
Retail	Lowe's	BBB+	Katy, TX	131,644		10.6	No	917
Retail	Burlington Stores, Inc.	BB+	North Richland Hills, TX	70,891		7.6	Yes	859
Retail	Kohl's	BBB-	Glendale, AZ	87,875		8.6	Yes	844
Retail	Hobby Lobby	N/A	Tulsa, OK	84,180		9.5	Yes	842
Retail	At Home (6)	B	Canton, OH	89,902		8.1	Yes	801
Retail	Harris Teeter	BBB	Charlotte, NC	45,089		6.8	Yes	768
Retail	At Home	B	Raleigh, NC	116,334		11.3	Yes	732
Retail	Container Store	B	Phoenix, AZ	23,329		8.7	Yes	726
Retail	Cinemark	B	Reno, NV	52,474		3.3	Yes	693
Office	Hilton Grand Vacations	BB	Orlando, FL	31,895		5.4	Yes	684
Retail	Live Nation Entertainment, Inc.	B	East Troy, WI	—	(3)	11.8	Yes	634
Retail	Academy Sports	B+	Florence, SC	58,410		7.8	Yes	629
Retail	Sportsman Warehouse	N/A	Albuquerque, NM	48,974		8.2	Yes	573
Retail	Hobby Lobby	N/A	Winston-Salem, NC	55,000		8.8	Yes	562
Retail	Rite Aid	CCC+	Renton, WA	16,280		5.1	Yes	558
Retail	Hobby Lobby	N/A	Arden, NC	55,000		10.2	Yes	546
Retail	American Multi-Cinema, Inc.	CCC+	Tyngsborough, MA	39,474		11.8	Yes	507
Retail	Dick's Sporting Goods	N/A	McDonough, GA	46,315		2.6	No	473
Retail	Jo-Ann Fabric	B	Saugus, MA	22,500		7.6	Yes	468
Retail	Conn's HomePlus	B	Hurst, TX	37,957		10.2	Yes	452
Retail	Old Time Pottery	N/A	Orange Park, FL	84,180		9.1	Yes	439
Retail	7-Eleven	A	Austin, TX	6,400		13.8	Yes	377
Retail	Walgreens	BBB	Birmingham, AL	14,516		7.8	No	364
Retail	Walgreens	BBB	Alpharetta, GA	15,120		4.3	No	363
Retail	Best Buy	BBB+	McDonough, GA	30,038		4.8	Yes	338
Retail	Big Lots	N/A	Germantown, MD	25,589		9.6	Yes	334
Retail	Big Lots	N/A	Phoenix, AZ	34,512		9.6	Yes	329
Retail	Lehigh Gas Wholesale Services, Inc.	N/A	Highland Heights, KY	2,578		9.4	Yes	329
Retail	Walgreens	BBB	Clermont, FL	13,650		7.8	No	328
Retail	7-Eleven	A	Georgetown, TX	7,726		14.5	Yes	276
Retail	Walgreens	BBB	Tacoma, WA	14,125		9.1	No	259
Retail	Walgreens	BBB	Albany, GA	14,770		11.6	No	258
Retail	Outback Steakhouse	B+	Charlotte, NC	6,297		10.3	Yes	220
Retail	Circle K	BBB	Indianapolis, IN	4,283		3.4	Yes	210
Retail	Scrubbles Car Wash (4)	N/A	Jacksonville, FL	4,512		16.3	Yes	189
Retail	Cheddar's (4)	BBB-	Jacksonville, FL	8,146		6.3	Yes	186
Retail	Family Dollar	BBB	Lynn, MA	9,228		2.8	Yes	160
Retail	Orscheln (7)	AA (8)	Durant, OK	37,965		1.7	No	160
Retail	Advanced Auto Parts	BBB-	Severn, MD	6,876		13.7	Yes	148
Retail	Big Lots (7)	AA (8)	Durant, OK	36,794		5.5	No	142
Retail	Dollar General	BBB	Kermit, TX	10,920		14.2	Yes	126
Retail	Burger King	N/A	Plymouth, NC	3,142		6.8	Yes	125
Retail	Dollar General	BBB	Chazy, NY	9,277		10.3	Yes	119
Retail	Dollar General	BBB	Odessa, TX	9,127		14.1	Yes	117
Retail	Dollar General	BBB	Willis, TX	9,138		14.1	Yes	114
Retail	Dollar General	BBB	Winthrop, NY	9,167		10.2	Yes	113
Retail	Advance Auto Parts	BBB-	Ware, MA	6,889		3.5	Yes	112
Retail	Dollar General	BBB	Cut and Shoot, TX	9,096		14.3	Yes	112
Retail	Dollar General	BBB	Milford, ME	9,128		12.3	Yes	110
Retail	Dollar Tree	BBB	Demopolis, AL	10,159		8.6	Yes	110
Retail	Pet Supplies Plus (6)	N/A	Canton, OH	8,400		6.3	Yes	110
Retail	Dollar General	BBB	Salem, NY	9,199		12.2	Yes	105
Retail	Dollar General	BBB	Bingham, ME	9,345		12.3	Yes	104
Retail	Dollar General	BBB	Harrisville, NY	9,309		12.5	Yes	104
Retail	Dollar General	BBB	Heuvelton, NY	9,342		11.3	Yes	104
Retail	Firestone	A	Pittsburgh, PA	10,629		7.8	Yes	103
Retail	Dollar General	BBB	Barker, NY	9,275		12.4	Yes	102
Retail	Dollar General	BBB	Limestone, ME	9,167		12.3	Yes	100
Retail	Freddy's Frozen Custard (4)	N/A	Orange Park, FL	3,200		5.4	Yes	99
Retail	Dollar General	BBB	Hammond, NY	9,219		11.5	Yes	98
Retail	Dollar General	BBB	Somerville, TX	9,252		14.0	Yes	96

Type	Description	S&P Credit Rating (1)	Location	Rentable Square Feet	Remaining Term (Years)		Contractual Rent Escalations	Annualized Base Rent ($000's) (2)
Retail	Dollar General	BBB	Seguin, TX	9,155	13.7		Yes	90
Retail	Grease Monkey	N/A	Stockbridge, GA	1,846	12.3		Yes	90
Retail	Schlotzsky's	N/A	Sweetwater, TX	2,431	14.0		Yes	86
Retail	Dollar General	BBB	Newtonsville, OH	9,290	8.9		Yes	83
Retail	Dollar General	BBB	Del Rio, TX	9,219	13.6		Yes	83
Retail	Hardee's	N/A	Boaz, AL	3,542	9.3		Yes	80
Retail	Advance Auto Parts	BBB-	Athens, GA	6,871	3.5		Yes	79
Retail	Salon Lofts (6)	N/A	Canton, OH	4,000	6.7		Yes	72
Retail	Long John Silver's (4)	N/A	Tulsa, OK	3,000	—	(5)	No	24
		Total / Weighted Average		2,296,116	8.0			$28,936
(1)	Tenant, or tenant parent, credit rating as of June 30, 2021.
(2)	Annualized straight-line base rental income in place as of June 30, 2021.
(3)	The Alpine Valley Music Theatre, leased to Live Nation Entertainment, Inc., is an entertainment venue consisting of a two-sided, open-air, 7,500-seat pavilion; an outdoor amphitheater with a capacity for 37,000; and over 150 acres of green space.
(4)	We are the lessor in a ground lease with the tenant. Rentable square feet represents improvements on the property that revert to us at the expiration of the lease.
(5)	Current lease agreement is month-to-month (“MTM”).
(6)	Tenants represent the acquisition of one property on March 9, 2021.
(7)	Tenants represent the acquisition of one property on June 25, 2021.
(8)	The AA S&P Credit Rating is attributable to the Company’s lessee, Walmart, versus the sublessees described herein.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

The following presents the Company’s results of operations for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020 (in thousands):

	Three Months Ended
	June 30, 2021	June 30, 2020	$ Variance	% Variance
Revenues:
Lease Income	$6,597	$4,591	$2,006	43.7%
Total Revenues	6,597	4,591	2,006	43.7%
Operating Expenses:
Real Estate Expenses	824	550	274	49.8%
General and Administrative Expenses	1,286	1,132	154	13.6%
Depreciation and Amortization	3,463	2,286	1,177	51.5%
Total Operating Expenses	5,573	3,968	1,605	40.4%
Net Income from Operations	1,024	623	401	64.4%
Interest Expense	678	344	334	97.1%
Net Income	346	279	67	24.0%
Less: Net Income Attributable to Noncontrolling Interest	(42)	(39)	(3)	7.7%
Net Income Attributable to Alpine Income Property Trust, Inc.	$304	$240	$64	26.7%

Revenue and Direct Cost of Revenues

Revenue from our income property operations during the three months ended June 30, 2021 and 2020, totaled $6.6 million and $4.6 million, respectively. The $2.0 million increase in revenues is reflective of the Company’s expanded income property portfolio, including the acquisition of 18 income properties during the periods subsequent to June 30, 2020 through the year ended December 31, 2020, net of one income property disposition during the third quarter of 2020, in addition to the acquisition of 23 income properties during the six months ended June 30, 2021. The direct costs of revenues for our income property operations totaled $0.8 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively. The $0.3 million increase in the direct cost of revenues is also attributable to the Company’s expanded income property portfolio.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020 (in thousands):

	Three Months Ended
	June 30, 2021	June 30, 2020	$ Variance	% Variance
Management Fee to Manager	$721	$643	$78	12.1%
Director Stock Compensation Expense	79	68	11	16.2%
Director & Officer Insurance Expense	129	112	17	15.2%
Additional General and Administrative Expense	357	309	48	15.5%
Total General and Administrative Expenses	$1,286	$1,132	$154	13.6%

General and administrative expenses totaled $1.3 million and $1.1 million during the three months ended June 30, 2021 and 2020, respectively. The $0.2 million increase is primarily attributable to growth in the Company’s equity base, which led to increased management fee expenses totaling $0.1 million. The management fees that the Company pays to the Manager are based on the Company’s total equity, as defined in the management agreement.

Depreciation and Amortization

      Depreciation and amortization expense totaled $3.5 million and $2.3 million during the three months ended June 30, 2021 and 2020, respectively. The $1.2 million increase in the depreciation and amortization expense is reflective of the Company’s expanded income property portfolio, as described above.

Interest Expense

Interest expense totaled $0.7 million and $0.3 million during the three months ended June 30, 2021 and 2020, respectively. The $0.3 million increase in interest expense is attributable to the higher average outstanding debt balance during the three months ended June 30, 2021 as compared to the same period in 2020. The overall increase in the Company’s long-term debt was utilized to fund the acquisition of 18 income properties during the periods subsequent to June 30, 2020 through the year ended December 31, 2020 in addition to the acquisition of 23 income properties during the six months ended June 30, 2021.

Net Income

Net income totaled $0.3 million during each of the three months ended June 30, 2021 and 2020. The increase in net income is attributable to the factors described above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

The following presents the Company’s results of operations for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020 (in thousands):

	Six Months Ended
	June 30, 2021	June 30, 2020	$ Variance	% Variance
Revenues:
Lease Income	$12,487	$8,762	$3,725	42.5%
Total Revenues	12,487	8,762	3,725	42.5%
Operating Expenses:
Real Estate Expenses	1,475	1,150	325	28.3%
General and Administrative Expenses	2,316	2,416	(100)	(4.1)%
Depreciation and Amortization	6,606	4,309	2,297	53.3%
Total Operating Expenses	10,397	7,875	2,522	32.0%
Net Income from Operations	2,090	887	1,203	135.6%
Interest Expense	1,233	593	640	107.9%
Net Income	857	294	563	191.5%
Less: Net Income Attributable to Noncontrolling Interest	(113)	(41)	(72)	175.6%
Net Income Attributable to Alpine Income Property Trust, Inc.	$744	$253	$491	194.1%

Revenue and Direct Cost of Revenues

Revenue from our income property operations during the six months ended June 30, 2021 and 2020, totaled $12.5 million and $8.8 million, respectively. The $3.7 million increase in revenues is reflective of the Company’s expanded income property portfolio, including the acquisition of 18 income properties during the periods subsequent to June 30, 2020 through the year ended December 31, 2020, net of one income property disposition during the third quarter of 2020, in addition to the acquisition of 23 income properties during the six months ended June 30, 2021. The direct costs of revenues for our income property operations totaled $1.5 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively. The $0.3 million increase in the direct cost of revenues is also attributable to the Company’s expanded income property portfolio.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020 (in thousands):

	Six Months Ended
	June 30, 2021	June 30, 2020	$ Variance	% Variance
Management Fee to Manager	$1,359	$1,292	$67	5.2%
Director Stock Compensation Expense	152	135	17	12.6%
Director & Officer Insurance Expense	257	229	28	12.2%
Additional General and Administrative Expense	548	760	(212)	(27.9)%
Total General and Administrative Expenses	$2,316	$2,416	$(100)	(4.1)%

General and administrative expenses totaled $2.3 million and $2.4 million during the six months ended June 30, 2021 and 2020, respectively. The $0.1 million decrease is primarily attributable to the recognition of $0.3 million, during the first quarter of 2020, of costs associated with audit services related to the 2019 annual audit, offset by increased management fee expenses totaling $0.1 million attributable to growth in the Company’s equity base. The management fees that the Company pays to the Manager are based on the Company’s total equity, as defined in the management agreement.

Depreciation and Amortization

      Depreciation and amortization expense totaled $6.6 million and $4.3 million during the six months ended June 30, 2021 and 2020, respectively. The $2.3 million increase in the depreciation and amortization expense is reflective of the Company’s expanded income property portfolio, as described above.

Interest Expense

Interest expense totaled $1.2 million and $0.6 million during the six months ended June 30, 2021 and 2020, respectively. The $0.6 million increase in interest expense is attributable to the higher average outstanding debt balance during the six months ended June 30, 2021 as compared to the same period in 2020. The overall increase in the Company’s long-term debt was utilized to fund the acquisition of 18 income properties during the periods subsequent to June 30, 2020 through the year ended December 31, 2020 in addition to the acquisition of 23 income properties during the six months ended June 30, 2021.

Net Income

Net income totaled $0.9 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. The increase in net income is attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $8.5 million at June 30, 2021, including restricted cash of $2.2 million, see Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance at June 30, 2021.

Long-Term Debt. As of June 30, 2021, the Company had $100.0 million available on the Credit Facility. See Note 8, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance at June 30, 2021.

Acquisitions and Investments. As noted previously, the Company acquired 23 income properties during the six months ended June 30, 2021 for an aggregate purchase price of $103.2 million, as further described in Note 3, “Income Property Portfolio”.

Dispositions.  No income properties were disposed of during the six months ended June 30, 2021.

Capital Expenditures. As of June 30, 2021 the Company had no commitments related to capital expenditures.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations and $100.0 million of available capacity on the existing $150.0 million Credit Facility, based on our current borrowing base of income properties, as of June 30, 2021.

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

Reconciliation of Non-GAAP Measures (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Income	$346	$279	$857	$294
Depreciation and Amortization	3,463	2,286	6,606	4,309
Funds from Operations	$3,809	$2,565	$7,463	$4,603
Adjustments:
Straight-Line Rent Adjustment	(117)	(614)	(264)	(937)
COVID-19 Rent Repayments (Deferrals), Net	114	(625)	385	(625)
Non-Cash Compensation	79	68	152	135
Amortization of Deferred Financing Costs to Interest Expense	84	43	149	88
Amortization of Intangible Assets and Liabilities to Lease Income	(50)	(29)	(91)	(48)
Accretion of Tenant Contribution	(5)	(7)	(11)	(7)
Recurring Capital Expenditures	(22)	(33)	(41)	(33)
Adjusted Funds from Operations	$3,892	$1,368	$7,742	$3,176

Weighted Average Number of Common Shares:
Basic	8,853,259	7,544,991	8,212,902	7,721,835
Diluted	10,081,783	8,768,845	9,439,104	8,945,689

Other Data (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
FFO	$3,809	$2,565	$7,463	$4,603
FFO per diluted share	$0.38	$0.29	$0.79	$0.51

AFFO	$3,892	$1,368	$7,742	$3,176
AFFO per diluted share	$0.39	$0.16	$0.82	$0.35

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

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies” included in this Quarterly Report on Form 10-Q and more fully described in the notes to the consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the three months ended

June 30, 2021, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Exchange Act, was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of June 30, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of our business. We are not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on our business or financial condition.

ITEM 1A. RISK FACTORS

For a discussion of the Company’s potential risks and uncertainties, see the information under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

As of June 30, 2021, there have been no material changes in our risk factors from those set forth within the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit 2.1

Purchase and Sale Agreement, dated April 2, 2021, among Alpine Income Property OP, LP, Bluebird Arrowhead Phoenix LLC, Golden Arrow Clermont FL LLC, Bluebird Germantown MD LLC, Golden Arrow Charlotte NC LLC, CTLC Golden Arrow Katy LLC, and Bluebird Renton WA LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 6, 2021).*

Exhibit 2.1a

First Amendment to the Purchase and Sale Agreement, dated April 20, 2021, among Alpine Income Property OP, LP, Bluebird Arrowhead Phoenix LLC, Golden Arrow Clermont FL LLC, Bluebird Germantown MD LLC, Golden Arrow Charlotte NC LLC, CTLC Golden Arrow Katy LLC, and Bluebird Renton WA LLC (incorporated by reference to Exhibit 2.1a to the Company’s Current Report on Form 10-Q filed on April 22, 2021).

Exhibit 3.1	Articles of Amendment and Restatement of Alpine Income Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 3, 2019).

Exhibit 3.2	Second Amended and Restated Bylaws of Alpine Income Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 22, 2021).

Exhibit 4.1

Specimen Common Stock Certificate of Alpine Income Property Trust, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-234304) filed with the Commission on October 29, 2019).

Exhibit 10.1	Third Amendment to Credit Agreement dated as of May 19, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2021).

Exhibit 10.2

Credit Agreement, dated as of May 21, 2021, among Alpine Income Property, OP, LP, Alpine Income Property Trust, Inc., the other Guarantors from time to time parties thereto, Truist Bank, N.A., Bank of Montreal, Raymond James Bank, N.A. and Stifel Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2021).

Exhibit 10.3

Loan Agreement among CTO Realty Growth, Inc. (f.k.a. Consolidated-Tomoka Land Co.) and affiliates of CTO Realty Growth, Inc. named therein, as borrowers, and Wells Fargo Bank, National Association, dated September 30, 2014.

Exhibit 10.4

Assumption Agreement by and among Wilmington Trust, National Association, as trustee, for the benefit of the registered holders of WFRBS Commercial Mortgage Trust 2014-C24, Commercial Mortgage Pass-Through Certificates, Series 2014-C24, CTO Realty Growth, Inc., Alpine Income Property Trust, Inc., PINE21 Acquisitions LLC and certain other entities named therein, made as of June 30, 2021.

Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification filed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*

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

ALPINE INCOME PROPERTY TRUST, INC.
(Registrant)

July 22, 2021	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

July 22, 2021	By:	/s/ Matthew M. Partridge
Matthew M. Partridge, Senior Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)
July 22, 2021	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Vice President and Chief Accounting Officer (Principal Accounting Officer)