Form 10-Q
period 2021-09-30
Alpine Income Property Trust, Inc.
filed 2021-10-21
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the registrant’s common stock outstanding on October 14, 2021 was 11,303,142.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	(Unaudited) September 30, 2021	December 31, 2020
ASSETS
Real Estate:
Land, at cost	$133,329	$83,210
Building and Improvements, at cost	231,328	142,679
Total Real Estate, at cost	364,657	225,889
Less, Accumulated Depreciation	(13,249)	(6,550)
Real Estate—Net	351,408	219,339
Cash and Cash Equivalents	6,706	1,894
Restricted Cash	600	—
Intangible Lease Assets—Net	52,685	36,881
Straight-Line Rent Adjustment	2,013	2,045
Other Assets	2,909	2,081
Total Assets	$416,321	$262,240
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$2,393	$1,984
Prepaid Rent and Deferred Revenue	1,334	1,055
Intangible Lease Liabilities—Net	4,998	3,299
Long-Term Debt	190,195	106,809
Total Liabilities	198,920	113,147
Commitments and Contingencies—See Note 15
Equity:
Preferred Stock, $0.01 par value per share, 100 million shares authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common Stock, $0.01 par value per share, 500 million shares authorized, 11,299,548 shares issued and outstanding as of September 30, 2021 and 7,458,755 shares issued and outstanding as of December 31, 2020	113	75
Additional Paid-in Capital	198,019	132,878
Dividends in Excess of Net Income	(11,652)	(5,713)
Accumulated Other Comprehensive Income (Loss)	328	(481)
Stockholders' Equity	186,808	126,759
Noncontrolling Interest	30,593	22,334
Total Equity	217,401	149,093
Total Liabilities and Equity	$416,321	$262,240

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share, per share and dividend data)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues:
Lease Income	$8,171	$5,101	$20,658	$13,863
Total Revenues	8,171	5,101	20,658	13,863
Operating Expenses:
Real Estate Expenses	914	555	2,389	1,705
General and Administrative Expenses	1,371	1,119	3,687	3,535
Depreciation and Amortization	4,308	2,694	10,914	7,003
Total Operating Expenses	6,593	4,368	16,990	12,243
Gain on Disposition of Assets	544	287	544	287
Net Income from Operations	2,122	1,020	4,212	1,907
Interest Expense	1,066	384	2,299	977
Net Income	1,056	636	1,913	930
Less: Net Income Attributable to Noncontrolling Interest	(138)	(90)	(251)	(131)
Net Income Attributable to Alpine Income Property Trust, Inc.	$918	$546	$1,662	$799

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$0.08	$0.07	$0.18	$0.10
Diluted	$0.07	$0.06	$0.16	$0.09
Weighted Average Number of Common Shares:
Basic	11,299,548	7,455,281	9,253,090	7,632,660
Diluted	12,996,503	8,679,135	10,637,934	8,856,514

Dividends Declared and Paid	$0.255	$0.20	$0.745	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Income Attributable to Alpine Income Property Trust, Inc.	$918	$546	$1,662	$799
Other Comprehensive Income (Loss)
Cash Flow Hedging Derivative - Interest Rate Swaps	148	28	809	(619)
Total Other Comprehensive Income (Loss)	148	28	809	(619)
Total Comprehensive Income	$1,066	$574	$2,471	$180

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

For the three months ended September 30, 2021:

	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance July 1, 2021	$113	$197,978	$(9,689)	$180	$188,582	$29,858	$218,440
Net Income	—	—	918	—	918	138	1,056
Stock Issuance to Directors	—	79	—	—	79	—	79
Stock Issuance, Net of Equity Issuance Costs	—	(38)	—	—	(38)	—	(38)
Operating Units Issued	—	—	—	—	—	1,031	1,031
Cash Dividend ($0.255 per share)	—	—	(2,881)	—	(2,881)	(434)	(3,315)
Other Comprehensive Income	—	—	—	148	148	—	148
Balance September 30, 2021	$113	$198,019	$(11,652)	$328	$186,808	$30,593	$217,401

For the three months ended September 30, 2020:

	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance July 1, 2020	$79	$133,038	$(3,313)	$(647)	$129,157	$22,727	$151,884
Net Income	—	—	546	—	546	90	636
Stock Issuance to Directors	—	68	—	—	68	—	68
Cash Dividend ($0.20 per share)	—	—	(1,492)	—	(1,492)	(244)	(1,736)
Other Comprehensive Income	—	—	—	28	28	—	28
Balance September 30, 2020	$79	$133,106	$(4,259)	$(619)	$128,307	$22,573	$150,880

For the nine months ended September 30, 2021:

	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2021	$75	$132,878	$(5,713)	$(481)	$126,759	$22,334	$149,093
Net Income	—	—	1,662	—	1,662	251	1,913
Stock Issuance to Directors	—	218	—	—	218	—	218
Stock Issuance, Net of Equity Issuance Costs	38	64,923	—	—	64,961	—	64,961
Operating Units Issued	—	—	—	—	—	9,041	9,041
Cash Dividend ($0.745 per share)	—	—	(7,601)	—	(7,601)	(1,033)	(8,634)
Other Comprehensive Income	—	—	—	809	809	—	809
Balance September 30, 2021	$113	$198,019	$(11,652)	$328	$186,808	$30,593	$217,401

For the nine months ended September 30, 2020:

	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2020	$79	$137,948	$(498)	$—	$137,529	$23,176	$160,705
Net Income	—	—	799	—	799	131	930
Stock Repurchase	—	(5,013)	—	—	(5,013)	—	(5,013)
Stock Issuance to Directors	—	171	—	—	171	—	171
Cash Dividend ($0.60 per share)	—	—	(4,560)	—	(4,560)	(734)	(5,294)
Other Comprehensive Loss	—	—	—	(619)	(619)	—	(619)
Balance September 30, 2020	$79	$133,106	$(4,259)	$(619)	$128,307	$22,573	$150,880

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash Flow from Operating Activities:
Net Income	$1,913	$930
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	10,914	7,003
Amortization of Intangible Lease Assets and Liabilities to Lease Income	(168)	(78)
Amortization of Deferred Financing Costs to Interest Expense	236	133
Gain on Disposition of Assets	(544)	(287)
Non-Cash Compensation	231	201
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(393)	(1,237)
COVID-19 Rent Repayments	408	(538)
Other Assets	(654)	(589)
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	869	774
Prepaid Rent and Deferred Revenue	278	1,044
Net Cash Provided By Operating Activities	13,090	7,356
Cash Flow from Investing Activities:
Acquisition of Real Estate, Including Capitalized Expenditures	(120,961)	(100,736)
Proceeds from Disposition of Assets	3,653	4,933
Net Cash Used In Investing Activities	(117,308)	(95,803)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	217,121	95,000
Payments on Long-Term Debt	(162,431)	(6,692)
Cash Paid for Loan Fees	(1,387)	(10)
Repurchase of Common Stock	—	(5,013)
Proceeds From Stock Issuance, net	64,961	—
Dividends Paid	(8,634)	(5,294)
Net Cash Provided By Financing Activities	109,630	77,991
Net Increase (Decrease) in Cash and Cash Equivalents	5,412	(10,456)
Cash and Cash Equivalents, Beginning of Period	1,894	12,342
Cash and Cash Equivalents, End of Period	$7,306	$1,886

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$6,706	$1,886
Restricted Cash	600	—
Total Cash	$7,306	$1,886

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$2,030	$809

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain (Loss) on Cash Flow Hedge	$809	$(619)
Operating Units Issued in Exchange for Real Estate	$9,041	$—
Assumption of Mortgage Note Payable	$30,000	$—

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

Our portfolio consists of 89 net leased retail and office properties located in 62 markets in 28 states. The properties in our portfolio are primarily subject to long-term, triple-net leases, which generally require the tenant to pay all of the property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures.

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

We conduct the substantial majority of our operations through, and substantially all of our assets are held by, the Operating Partnership. Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. As of September 30, 2021, we have a total ownership interest in the Operating Partnership of 86.9%, with CTO holding, directly and indirectly, a 9.4% ownership interest in the Operating Partnership. The remaining 3.7% ownership interest is held by an unrelated third party in connection with the issuance of 479,640 OP Units valued at $9.0 million in the aggregate, or $18.85 per unit, based on the Company’s trailing ten day average closing share price. The issuance of 479,640 OP Units includes (i) 424,951 OP Units issued as partial consideration for the portfolio of nine net lease properties acquired on June 30, 2021 and (ii) 54,689 OP Units issued in connection with the acquisition of one net lease property on July 12, 2021 (see Note 3, “Income Property Portfolio”). Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) manages our business and affairs.

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

COVID-19 PANDEMIC

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has spread throughout the United States. The spread of the COVID-19 Pandemic and its variants have continued to cause significant volatility in the U.S. and international markets, and in many industries, business activity has experienced periods of almost complete shutdown. There continues to be uncertainty around the duration and severity of business disruptions related to the COVID-19 Pandemic and its variants, as well as their impact on the U.S. economy and international economies.

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

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of September 30, 2021 and December 31, 2020, the Company had recorded an allowance for doubtful accounts of $0.1 million.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of September 30, 2021 and December 31, 2020 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of cash and cash equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

RESTRICTED CASH

Restricted cash totaled $0.6 million at September 30, 2021 which is being held in a capital replacement and leasing commissions reserve account in connection with our financing of six income properties.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable included in other assets, accounts payable, and accrued expenses and other liabilities at September 30, 2021 and December 31, 2020, approximate fair value because of the short maturity of these instruments. The carrying value of the Company’s Credit Facility, hereinafter defined, as of September 30, 2021 and December 31, 2020, approximates current market rates for revolving credit arrangements with similar risks and maturities. The Company estimates the fair value of its mortgage note payable and term loans based on incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt. The discount rate used to calculate the fair value of debt approximates current lending rates for loans and assumes the debt is outstanding through maturity. Since such amounts are estimates that are based on limited available market information for similar transactions, which is a Level 2 non-recurring measurement, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

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

CONCENTRATION OF RISK

Certain of the tenants in the portfolio of 89 properties accounted for more than 10% of total revenues during the nine months ended September 30, 2021 and 2020.

During the nine months ended September 30, 2021, the property leased to Wells Fargo Bank, NA represented 13% of total revenues. During the nine months ended September 30, 2020, the properties leased to Wells Fargo Bank, NA and Hilton Grand Vacations represented 20% and 13% of total revenues, respectively.

As of September 30, 2021 and December 31, 2020, based on square footage, 11% and 17%, respectively, of the Company’s real estate portfolio was located in the State of Florida and 11% and 15%, respectively, of the Company’s real estate portfolio was located in the State of North Carolina. Additionally, as of September 30, 2021, more than 10% of the Company’s real estate portfolio, based on square footage, was located in the State of Texas and more than 10% of the Company’s real estate portfolio was located in the States of Oregon and Michigan as of December 31, 2020.

RECLASSIFICATIONS

Certain items in the consolidated balance sheet as of December 31, 2020 have been reclassified to conform to the presentation as of September 30, 2021. Specifically, in the first quarter of 2021, the Company reclassified deferred financing costs, net of accumulated amortization, as a component of other assets on the accompanying consolidated balance sheet. Accordingly, deferred financing costs of $0.9 million, net of accumulated amortization of $0.2 million, were reclassified from long-term debt to other assets as of December 31, 2020. Additionally, in the third quarter of 2021, the Company increased non-cash compensation for the nine months ended September 30, 2020 by $0.03 million through a reclassification from accounts payable, accrued expenses, and other liabilities within operating activities on the accompanying consolidated statements of cash flows which is the result of timing related to the issuance of shares for director retainers.

NOTE 3. INCOME PROPERTY PORTFOLIO

As of September 30, 2021, the Company’s income property portfolio consisted of 89 properties with total square footage of 2.7 million.

Leasing revenue consists of long-term rental revenue from retail and office income properties, which is recognized as earned, using the straight-line method over the life of each lease.

The components of leasing revenue are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Lease Income
Lease Payments	$7,418	$4,721	$18,850	$12,762
Variable Lease Payments	753	380	1,808	1,101
Total Lease Income	$8,171	$5,101	$20,658	$13,863

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to September 30, 2021, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2021	$8,167
2022	32,264
2023	32,181
2024	31,465
2025	30,467
2026 and thereafter (cumulative)	118,512
Total	$253,056

 2021 Activity. During the nine months ended September 30, 2021, the Company acquired 42 income properties for a combined purchase price of $158.7 million, or an acquisition cost of $160.0 million including capitalized acquisition costs. Of the total acquisition cost, $52.1 million was allocated to land, $89.6 million was allocated to buildings and improvements, $20.5 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $2.2 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 8.4 years at acquisition.

The leases attributable to the income properties acquired during the nine months ended September 30, 2021 are described below:

Description	Location	Date of Acquisition	Square-Feet	Purchase Price ($000's)		Remaining Lease Term at Acquisition Date (in years)
Dollar General	Cut and Shoot, TX	1/25/2021	9,096	$1,727		14.8
Dollar General	Del Rio, TX	1/25/2021	9,219	1,403		14.0
Dollar General	Seguin, TX	1/25/2021	9,155	1,290		14.1
At Home	Canton, OH	3/09/2021	89,902	8,571		8.4
Pet Supplies Plus	Canton, OH	3/09/2021	8,400	1,135		6.6
Salon Lofts	Canton, OH	3/09/2021	4,000	694		7.0
Sportsman Warehouse	Albuquerque, NM	3/29/2021	48,974	7,100		8.4
Burlington Stores, Inc.	North Richland Hills, TX	4/23/2021	70,891	11,528		7.8
Academy Sports	Florence, SC	6/22/2021	58,410	7,650		7.7
Big Lots	Durant, OK	6/25/2021	36,794	1,836		5.5
Orscheln	Durant, OK	6/25/2021	37,965	2,017		1.7
Lowe's	Katy, TX	6/30/2021	131,644	14,672		11.1
Harris Teeter	Charlotte, NC	6/30/2021	45,089	8,273		6.8
Rite Aid	Renton, WA	6/30/2021	16,280	7,200		5.1
Walgreens	Clermont, FL	6/30/2021	13,650	5,085		7.2
Big Lots	Germantown, MD	6/30/2021	25,589	4,670		9.6
Big Lots	Phoenix, AZ	6/30/2021	34,512	4,599		9.6
Circle K	Indianapolis, IN	6/30/2021	4,283	2,800	(1)	3.4
Burger King	Plymouth, NC	6/30/2021	3,142	1,736	(1)	6.8
Dollar Tree	Demopolis, AL	6/30/2021	10,159	1,615	(1)	8.7
Firestone	Pittsburgh, PA	6/30/2021	10,629	1,468	(1)	7.8
Advance Auto Parts	Ware, MA	6/30/2021	6,889	1,396	(1)	3.6
Grease Monkey	Stockbridge, GA	6/30/2021	1,846	1,318	(1)	12.3
Hardee's	Boaz, AL	6/30/2021	3,542	1,185	(1)	9.4
Schlotzsky's	Sweetwater, TX	6/30/2021	2,431	1,147	(1)	14.0
Advance Auto Parts	Athens, GA	6/30/2021	6,871	1,127	(1)	3.6
Family Dollar	Burlington, NC	7/01/2021	11,394	1,618		9.8
O'Reilly Auto Parts	Duluth, MN	7/12/2021	11,182	1,030	(1)	6.4
Tractor Supply	Washington Court House, OH	8/27/2021	39,984	2,370		10.8
Harbor Freight	Midland, MI	8/31/2021	14,624	1,750		4.8
Camping World	Duluth, MN	9/14/2021	66,033	10,451		12.3
Advance Auto Parts	Ludington, MI	9/14/2021	6,604	1,050		10.3
Advance Auto Parts	New Baltimore, MI	9/14/2021	6,784	1,050		10.3
Dollar Tree	Stillwell, OK	9/17/2021	9,828	1,576		10.5
O'Reilly Auto Parts	Angels Camp, CA	9/22/2021	7,066	2,125		4.5
Walmart	Hempstead, TX	9/28/2021	52,190	4,450		5.3
7-Eleven	Olathe, KS	9/30/2021	4,146	3,782		5.7
At Home	Turnersville, NJ	9/30/2021	89,460	7,181		8.1
Boston Market	Turnersville, NJ	9/30/2021	2,627	1,027		8.3
Verizon	Turnersville, NJ	9/30/2021	6,027	3,568		5.8
Advance Auto Parts	St. Paul, MN	9/30/2021	7,201	2,305		7.1
Hobby Lobby	Aberdeen, SD	9/30/2021	49,034	3,150		3.4
Dollar Tree	Albuquerque, NM	9/30/2021	10,023	1,081		9.4
Office Depot	Albuquerque, NM	9/30/2021	30,346	3,814		2.3
Valero (2)	Jackson, MS	9/30/2021	1,920	1,067		20.0
Valero (2)	Leland, MS	9/30/2021	3,375	977		20.0
	Total / Weighted Average		1,129,210	$158,664		8.1
(1)	The aggregate purchase price of $14.8 million was partially funded through the issuance of 479,640 OP Units valued at $9.0 million, see Note 10, “Equity.”
(2)	Subject to a master lease agreement.

On July 21, 2021, the Company disposed of one income property, classified as held for sale as of June 30, 2021, leased to Outback Steakhouse located in Huntersville, North Carolina, for a sales price of $3.8 million, generating a gain on sale of $0.5 million.

2020 Activity. During the nine months ended September 30, 2020, the Company acquired 26 income properties for a combined purchase price of $99.3 million, or an acquisition cost of $100.3 million including capitalized acquisition costs. Of the total acquisition cost, $25.8 million was allocated to land, $59.7 million was allocated to buildings and improvements, $16.1 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $1.3 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 10.2 years at acquisition.

The net lease income properties acquired during the nine months ended September 30, 2020 are described below:

Description	Location	Date of Acquisition	Square-Feet	Purchase Price ($000's)	Remaining Lease Term at Acquisition Date (in years)
Conn's HomePlus	Hurst, TX	1/10/2020	37,957	$6,100	11.6
7-Eleven	Austin, TX	1/13/2020	6,400	5,762	15.0
7-Eleven	Georgetown, TX	1/13/2020	7,726	4,301	15.0
Lehigh Gas Wholesale Services, Inc.	Highland Heights, KY	2/03/2020	2,578	4,250	10.8
American Multi-Cinema, Inc.	Tyngsborough, MA	2/19/2020	39,474	7,055	10.1
Hobby Lobby	Tulsa, OK	2/28/2020	84,180	12,486	10.8
Long John Silver's	Tulsa, OK	2/28/2020	3,000	264	N/A
Old Time Pottery	Orange Park, FL	2/28/2020	84,180	6,312	10.4
Freddy's Frozen Custard	Orange Park, FL	2/28/2020	3,200	303	6.8
Hobby Lobby	Arden, NC	6/24/2020	55,000	7,987	11.2
Walmart	Howell, MI	6/30/2020	214,172	20,590	6.6
Advanced Auto Parts	Severn, MD	9/14/2020	6,876	2,588	14.5
Dollar General	Heuvelton, NY	9/14/2020	9,342	1,462	12.1
Dollar General	Winthrop, NY	9/14/2020	9,167	1,589	11.0
Dollar General	Salem, NY	9/14/2020	9,199	1,485	13.0
Dollar General	Harrisville, NY	9/14/2020	9,309	1,466	13.3
Dollar General	Newtonsville, OH	9/14/2020	9,290	1,164	9.7
Dollar General	Hammond, NY	9/14/2020	9,219	1,384	12.3
Dollar General	Barker, NY	9/14/2020	9,275	1,439	13.2
Dollar General	Chazy, NY	9/14/2020	9,277	1,673	11.0
Dollar General	Milford, ME	9/21/2020	9,128	1,606	13.1
Dollar General	Limestone, ME	9/21/2020	9,167	1,456	13.1
Dollar General	Bingham, ME	9/21/2020	9,345	1,522	13.1
Dollar General	Willis, TX	9/23/2020	9,138	1,774	14.9
Dollar General	Somerville, TX	9/23/2020	9,252	1,472	14.8
Dollar General	Odessa, TX	9/30/2020	9,127	1,792	14.8
	Total / Weighted Average		673,978	$99,282	10.8

On September 25, 2020, the Company disposed of one income property, classified as held for sale as of June 30, 2020, leased to Outback Steakhouse located in Charlottesville, Virginia, for a sales price of $5.1 million, generating a gain on sale of $0.3 million.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$6,706	$6,706	$1,894	$1,894
Restricted Cash - Level 1	$600	$600	$—	$—
Long-Term Debt - Level 2	$190,195	$195,283	$106,809	$106,809

The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following tables present the fair value of assets (liabilities) measured on a recurring basis by Level as of September 30, 2021 and December 31, 2020 (in thousands):

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
2026 Term Loan Interest Rate Swap (1)	$197	$—	$197	$—
2027 Term Loan Interest Rate Swap (2)	$131	$—	$131	$—
December 31, 2020
Credit Facility Interest Rate Swap (3)	$(481)	$—	$(481)	$—
2026 Term Loan Interest Rate Swap (1)	$—	$—	$—	$—
2027 Term Loan Interest Rate Swap (2)	$—	$—	$—	$—
(1)	Effective May 21, 2021, the Company utilized interest rate swaps to fix LIBOR and achieve a weighted average fixed interest rate of 0.81% plus the applicable spread on the $60.0 million 2026 Term Loan (hereinafter defined) balance.
(2)	Effective September 30, 2021, the Company utilized interest rate swaps, inclusive of its redesignation of the existing $50.0 million interest rate swap entered into as of April 30, 2020, to fix LIBOR and achieve a weighted average fixed interest rate of 0.53% plus the applicable spread on the $80.0 million 2027 Term Loan (hereinafter defined) balance. On September 30, 2021, the Company entered into an additional interest rate swap to extend the fixed interest rate through maturity on January 31, 2027.
(3)	Effective April 30, 2020, the Company utilized an interest rate swap to fix LIBOR and achieve a fixed interest rate of 0.48% plus the applicable spread on $50.0 million of the outstanding balance on the Credit Facility (hereinafter defined).

NOTE 5. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	As of
	September 30, 2021	December 31, 2020
Intangible Lease Assets:
Value of In-Place Leases	$41,090	$27,494
Value of Above Market In-Place Leases	3,182	2,187
Value of Intangible Leasing Costs	16,966	11,459
Sub-total Intangible Lease Assets	61,238	41,140
Accumulated Amortization	(8,553)	(4,259)
Sub-total Intangible Lease Assets—Net	52,685	36,881
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(5,736)	(3,674)
Sub-total Intangible Lease Liabilities	(5,736)	(3,674)
Accumulated Amortization	738	375
Sub-total Intangible Lease Liabilities—Net	(4,998)	(3,299)
Total Intangible Assets and Liabilities—Net	$47,687	$33,582

The following table reflects the net amortization of intangible assets and liabilities during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Amortization Expense	$1,637	$1,038	$4,134	$2,646
Increase to Income Properties Revenue	(77)	(30)	(168)	(78)
Net Amortization of Intangible Assets and Liabilities	$1,560	$1,008	$3,966	$2,568

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Expense	Future Accretion to Income Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2021	$1,819	$(74)	$1,745
2022	7,276	(297)	6,979
2023	7,274	(297)	6,977
2024	7,044	(285)	6,759
2025	6,496	(239)	6,257
2026 and thereafter	20,063	(1,093)	18,970
Total	$49,972	$(2,285)	$47,687

As of September 30, 2021, the weighted average amortization period of both the total intangible assets and liabilities was 8.9 years.

NOTE 6. OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of
	September 30, 2021	December 31, 2020
Tenant Receivables	$338	$164
Accrued Unbilled Tenant Receivables—Net of Allowance for Doubtful Accounts (1)	772	119
Prepaid Insurance	72	606
Deposits on Acquisitions	680	100
Prepaid and Deposits—Other	205	442
Deferred Financing Costs—Net	461	650
Interest Rate Swaps	381	—
Total Other Assets	$2,909	$2,081
(1)	As of September 30, 2021 and December 31, 2020, includes $0.1 million allowance for doubtful accounts.

NOTE 7. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	September 30, 2021	December 31, 2020
Accounts Payable	$107	$450
Accrued Expenses	1,300	474
Due to CTO	933	579
Interest Rate Swap	53	481
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$2,393	$1,984

NOTE 8. LONG-TERM DEBT

As of September 30, 2021, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Stated Interest Rate	Maturity Date
Credit Facility	$21,500	30-Day LIBOR + [1.35% - 1.95%]	November 2023
2026 Term Loan (1)	60,000	30-Day LIBOR + [1.35% - 1.95%]	May 2026
2027 Term Loan (2)	80,000	30-Day LIBOR + [1.25% - 1.90%]	January 2027
Mortgage Note Payable – CMBS Portfolio	30,000	4.33%	October 2034
Total Debt/Weighted – Average Rate	$191,500	2.30%
(1)	Effective May 21, 2021, the Company utilized interest rate swaps to fix LIBOR and achieve a weighted average fixed interest rate of 0.81% plus the applicable spread on the $60.0 million 2026 Term Loan (hereinafter defined) balance.
(2)	Effective September 30, 2021, the Company utilized interest rate swaps, inclusive of the existing $50.0 million interest rate swap entered into as of April 30, 2020, to fix LIBOR and achieve a weighted average fixed interest rate of 0.53% plus the applicable spread on the $80.0 million 2027 Term Loan (hereinafter defined) balance. On September 30, 2021, the Company entered into an additional interest rate swap to extend the fixed interest rate through maturity on January 31, 2027.

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

On May 19, 2021, the Company and the Operating Partnership executed the third amendment to the Credit Facility (the “Third Amendment”). Among other things, the Third Amendment revised the Credit Facility Credit Agreement to provide that as of the last day of each fiscal quarter, the Operating Partnership shall not permit the ratio of Unsecured Indebtedness to Borrowing Base Value (as defined in the Credit Facility Credit Agreement) to be greater than 0.60 to 1:00. Prior to the Third Amendment, the Credit Facility Credit Agreement provided that as of the last day of each fiscal quarter, the Operating Partnership could not permit the ratio of Unsecured Indebtedness to Total Asset Value (as defined in the Credit Facility Credit Agreement) to be greater than 0.60 to 1:00.

Pursuant to the Credit Facility Credit Agreement, the indebtedness outstanding under the Credit Facility accrues at a rate ranging from the 30-day LIBOR plus 135 basis points to the 30-day LIBOR plus 195 basis points, based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Operating Partnership, as defined in the Credit Facility Credit Agreement. The Credit Facility also accrues a fee of 15 to 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity.

The Operating Partnership is subject to customary restrictive covenants under the Credit Facility Credit Agreement, the 2026 Term Loan Credit Agreement (hereinafter defined), and the 2027 Term Loan Credit Agreement (hereinafter defined), collectively referred to herein as the “Credit Agreements”, including, but not limited to, limitations on the Operating Partnership’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. The Credit Agreements also contain financial covenants covering the Operating Partnership, including but not limited to, tangible net worth and fixed charge coverage ratios.

At September 30, 2021, the current commitment level under the Credit Facility was $150.0 million and the Company had an outstanding balance of $21.5 million.

2026 Term Loan. On May 21, 2021, the Operating Partnership, the Company and certain subsidiaries of the Company entered into a term loan credit agreement (the “2026 Term Loan Credit Agreement”) for a term loan (the “2026 Term Loan”) in an aggregate principal amount of $60.0 million with a maturity of five years. Truist Securities, Inc. is acting as sole lead arranger and sole book runner, with Truist Bank, N.A. as administrative agent. Truist Bank, N.A., Bank of Montreal, Raymond James Bank, N.A. and Stifel Bank are lenders under the 2026 Term Loan. In addition, the Operating Partnership may request up to three incremental term loan commitments in an aggregate amount not to exceed $100.0 million.

2027 Term Loan. On September 30, 2021, the Operating Partnership, the Company and certain subsidiaries of the Company entered into a term loan credit agreement (the “2027 Term Loan Credit Agreement”) for a term loan (the “2027 Term Loan”) in an aggregate principal amount of $80.0 million (the “Term Commitment”) maturing in January 2027. KeyBanc Capital Markets Inc., Regions Capital Markets, and U.S. Bank National Association are acting as joint lead arrangers, with KeyBanc Capital Markets Inc. as sole book runner, and KeyBank National Association as administrative agent. KeyBank National Association, Regions Bank, U.S. Bank National Association, Bank of Montreal, Raymond James Bank, and The Huntington National Bank  are lenders under the 2027 Term Loan. In addition, the Operating Partnership may request up to three incremental term loan commitments in an aggregate amount, together with the Term Commitment, not to exceed $200.0 million.

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

Long-term debt as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021		December 31, 2020
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$21,500	$—	$106,809	$—
2026 Term Loan	60,000	—	—	—
2027 Term Loan	80,000	—	—	—
Mortgage Note Payable – CMBS Portfolio	30,000	—	—	—
Financing Costs, net of accumulated amortization	(1,305)	—	—	—
Total Long-Term Debt	$190,195	$—	$106,809	$—

Payments applicable to reduction of principal amounts as of September 30, 2021 will be required as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2021	$—
2022	—
2023	21,500
2024	—
2025	—
2026 and thereafter	170,000
Total Long-Term Debt - Face Value	$191,500

The carrying value of long-term debt as of September 30, 2021 consisted of the following (in thousands):

Total
Current Face Amount	$191,500
Financing Costs, net of accumulated amortization	(1,305)
Total Long-Term Debt	$190,195

In addition to the $1.3 million of financing costs, net of accumulated amortization included in the table above, as of September 30, 2021, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $0.5 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest Expense	$979	$339	$2,063	$844
Amortization of Deferred Financing Costs to Interest Expense	87	45	236	133
Total Interest Expense	$1,066	$384	$2,299	$977

Total Interest Paid	$925	$308	$2,030	$809

The Company was in compliance with all of its debt covenants as of September 30, 2021.

NOTE 9. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the nine months ended September 30, 2021. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements are included in other assets and accrued and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements are noted below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value as of September 30, 2021
2026 Term Loan (1)	5/21/2021	5/21/2026	0.81% + applicable spread	$60,000	$197
2027 Term Loan (2)	9/30/2021	11/26/2024	0.53% + applicable spread	$80,000	$178
2027 Term Loan (3)	11/26/2024	1/31/2027	1.60% + applicable spread	$80,000	$(47)
(1)	Effective May 21, 2021, the Company utilized interest rate swaps to fix LIBOR and achieve a weighted average fixed interest rate of 0.81% plus the applicable spread on the $60.0 million 2026 Term Loan balance.
(2)	Effective September 30, 2021, the Company utilized interest rate swaps, inclusive of its redesignation of the existing $50.0 million interest rate swap entered into as of April 30, 2020, to fix LIBOR and achieve a weighted average fixed interest rate of 0.53% plus the applicable spread on the $80.0 million 2027 Term Loan balance.
(3)	The interest rate swap agreement hedges the $80.0 million 2027 Term Loan balance under different terms and commences concurrent to the interest rate agreements maturing on November 26, 2024.

NOTE 10. EQUITY

SHELF REGISTRATION

On December 1, 2020, the Company filed a shelf registration statement on Form S-3, relating to the registration and potential issuance of its common stock, preferred stock, warrants, rights, and units with a maximum aggregate offering price of up to $350.0 million. The Securities and Exchange Commission declared the Form S-3 effective on December 11, 2020.

ATM PROGRAM

On December 14, 2020, the Company implemented a $100.0 million “at-the-market” equity offering program (the “2020 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock.  During the nine months ended September 30, 2021, the Company sold 610,229 shares under the 2020 ATM Program for $11.1 million at a weighted average price of $18.19 per share, generating net proceeds of $10.9 million after deducting fees totaling $0.2 million paid on the sales. The Company was not active under the 2020 ATM Program during the three months ended September 30, 2021.

FOLLOW-ON PUBLIC OFFERING

In June 2021, the Company completed a follow-on public offering of 3,220,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 420,000 shares of common stock. Upon closing, the Company issued 3,220,000 shares and received net proceeds of $54.3 million, after deducting the underwriting discount and expenses.

NONCONTROLLING INTEREST

As of September 30, 2021, CTO holds, directly and indirectly, a 9.4% noncontrolling ownership interest in the Operating Partnership as a result of 1,223,854 OP Units issued to CTO at the time of the Company’s Formation Transactions, as further described in Note 1, “Business and Organization.” An additional 3.7% noncontrolling ownership interest is held by an unrelated third party in connection with the issuance of 479,640 OP Units valued at $9.0 million, reflecting $18.85 per unit, based on the Company’s trailing ten day average closing share price. The issuance of 479,640 OP Units includes (i) 424,951 OP Units issued as partial consideration for the portfolio of nine net lease properties acquired on June 30, 2021 and (ii) 54,689 OP Units issued in connection with the acquisition of one net lease property on July 12, 2021.

DIVIDENDS

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the Company. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the three and nine months ended September 30, 2021, the Company declared and paid cash dividends on its common stock and OP Units of $0.255 per share and $0.745 per share, respectively.

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

The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Income Attributable to Alpine Income Property Trust, Inc.	$918	$546	$1,662	$799

Weighted Average Number of Common Shares Outstanding	11,299,548	7,455,281	9,253,090	7,632,660
Weighted Average Number of Common Shares Applicable to OP Units using Treasury Stock Method (1)	1,696,955	1,223,854	1,384,844	1,223,854
Total Shares Applicable to Diluted Earnings per Share	12,996,503	8,679,135	10,637,934	8,856,514

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$0.08	$0.07	$0.18	$0.10
Diluted	$0.07	$0.06	$0.16	$0.09
(1)	Represents shares underlying OP units including (i) 1,223,854 shares underlying OP Units issued to CTO in connection with our Formation Transactions and (ii) 479,640 shares underlying OP Units issued to an unrelated third party in connection with the acquisition of ten net lease properties during the nine months ended September 30, 2021 (see Note 10, “Equity”).

NOTE 12. SHARE REPURCHASES

In March 2020, the Board approved a $5.0 million stock repurchase program (the “$5.0 Million Repurchase Program”). During the first half of 2020, the Company repurchased 456,237 shares of its common stock on the open market for a total cost of $5.0 million, or an average price per share of $11.02 which completed the $5.0 Million Repurchase Program. There were no repurchases of the Company’s common stock during the nine months ended September 30, 2021.

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

On November 26, 2019, in connection with the closing of the IPO, the Company granted restricted shares of common stock to each of the non-employee directors under the Individual Plan. Each of the non-employee directors received an award of 2,000 restricted shares of common stock on November 26, 2019. The restricted shares will vest in substantially equal installments on each of the first, second and third anniversaries of the grant date. As of September 30, 2021, the first increment of this award had vested, leaving 5,336 shares unvested. In addition, the restricted shares are subject to a holding period beginning on the grant date and ending on the date that the grantee ceases to serve as a member of the Board (the “Holding Period”). During the Holding Period, the restricted shares may not be sold, pledged or otherwise transferred by the grantee. Except for the grant of these 8,000 restricted shares of Common Stock, the Company has not made any grants under the Equity Incentive Plans. Any future grants under the Equity Incentive Plans will be approved by the compensation committee of the Board. The 2019 non-employee director share awards had an aggregate grant date fair value of $0.2 million. The Company’s determination of the grant date fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the vesting period and is included in general and administrative expenses in the Company’s consolidated statements of operations. Award forfeitures are accounted for in the period in which they occur. During each of the three months ended September 30, 2021 and 2020, the Company recognized stock compensation expense totaling $0.01 million. During each of the nine months ended September 30, 2021 and 2020, the Company recognized stock compensation expense totaling $0.04 million.

A summary of activity for these awards during the nine months ended September 30, 2021 is presented below:

Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Outstanding at January 1, 2021	5,336	$18.80
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Non-Vested at September 30, 2021	5,336	$18.80

As of September 30, 2021, there was $0.06 million of unrecognized compensation cost related to the three-year vest restricted shares, which will be recognized over a remaining period of 1.2 years.

Each member of the Board has the option to receive his or her annual retainer in shares of Company common stock rather than cash. The number of shares awarded to the directors making such election is calculated quarterly by dividing the amount of the quarterly retainer payment due to such director by the trailing 20-day average price of the Company’s common stock as of the last business day of the calendar quarter, rounded down to the nearest whole number of shares. During the nine months ended September 30, 2021, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.2 million, or 10,572 shares, of which 3,453 shares were issued on April 1, 2021, 3,525 shares were issued on July 1, 2021, and 3,594 shares were issued on October 1, 2021. During the nine months ended September 30, 2020, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.2 million, or 10,986 shares, of which 4,098 shares were issued on April 1, 2020, 3,414 shares were issued on July 1, 2020, and 3,474 shares were issued on October 1, 2020.

Stock compensation expense for the three and nine months ended September 30, 2021 and 2020 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Stock Compensation Expense – Director Restricted Stock	$13	$12	$38	$38
Stock Compensation Expense – Director Retainers Paid in Stock	66	54	193	163
Total Stock Compensation Expense (1)	$79	$66	$231	$201
(1)	Director retainers are issued through additional paid in capital in arrears. Therefore, the change in additional paid in capital during the nine months ended September 30, 2021 reported on the consolidated statements of stockholders’ equity does not agree to the total non-cash compensation reported on the consolidated statements of cash flows.

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

During the three and nine months ended September 30, 2021, the Company incurred management fee expenses which totaled $0.9 million and $2.3 million, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.5 million and $1.7 million for the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020, the Company incurred management fee expenses which totaled $0.6 million and $1.9 million, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.4 million and $1.2 million for the three and nine months ended September 30, 2020, respectively.

The following table represents amounts due from the Company to CTO (in thousands):

	As of
Description	September 30, 2021	December 31, 2020
Management Fee due to CTO	$910	$631
Other	23	(52)
Total (1)	$933	$579
(1)	Included in Accrued Expenses, see Note 7, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

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

NOTE 16. SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions through October 21, 2021, the date the consolidated financial statements were issued. There were no reportable subsequent events or transactions.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we refer to “we,” “us,” “our,” “PINE,” or “the Company,” we mean Alpine Income Property Trust, Inc. and its consolidated subsidiaries. References to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Alpine Income Property Trust, Inc. included in this Quarterly Report on Form 10-Q. Some of the comments we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section below entitled “Special Note Regarding Forward-Looking Statements.” Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and of this Quarterly Report on Form 10-Q.

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

Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. These risks and uncertainties include, but are not limited to, the strength of the real estate market; the impact of a prolonged recession or downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and income properties; the impact of competitive real estate activity; the loss of any major income property tenants; the ultimate geographic spread, severity and duration of pandemics such as the outbreak of COVID-19 and its variants, actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the global economy and our financial condition and results of operations; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

See “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and of this Quarterly Report on Form 10-Q. for further discussion of these risks. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

OVERVIEW

We are a real estate company that owns and operates a high-quality portfolio of commercial properties located in the United States. Our properties are generally leased on a long-term basis and located primarily in, or in close proximity to major metropolitan statistical areas, or MSAs, and in growth markets and other markets in the United States with favorable economic and demographic conditions. Our properties are primarily leased to industry leading, creditworthy tenants, many of which operate in industries we believe are resistant to the impact of e-commerce or defensive in nature against economic uncertainty or disruption. The properties in our portfolio are primarily triple-net leases which generally require the tenant to pay all of the property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. Our portfolio consists of 89 net leased retail and office properties located in 62 markets in 28 states. Twenty of these properties, representing our initial portfolio, were acquired from CTO Realty Growth, Inc. (“CTO”) in the formation transactions, utilizing $125.9 million of proceeds from our initial public offering of our common stock (the “IPO”) and the issuance of 1,223,854 units of our operating partnership (the “OP Units”) that had an initial value of $23.3 million based on the IPO price of $19.00 per share (the “IPO Price”). The remaining 69 properties were acquired subsequent to the year ended December 31, 2019. Six properties in our portfolio are long-term ground leases where we are the lessor to the tenant.

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

Our objective is to maximize cash flow and value per share by generating stable and growing cash flows and attractive risk-adjusted returns through owning, operating and growing a diversified portfolio of high-quality net leased commercial properties with strong long-term real estate fundamentals. The 89 properties in our portfolio are 100% occupied and represent 2.7 million of gross rentable square feet. As of September 30, 2021, our leases have a weighted-average remaining lease term of 7.8 years based on annualized base rent.

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

COVID-19 PANDEMIC

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has spread throughout the United States. The spread of the COVID-19 Pandemic and its variants have continued to cause significant volatility in the U.S. and international markets, and in many industries, business activity has experienced periods of almost complete shutdown. There continues to be uncertainty around the duration and severity of business disruptions related to the COVID-19 Pandemic and its variants, as well as their impact on the U.S. economy and international economies.

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

As of September 30, 2021, the Company owned 89 income properties in 28 states. The following is a summary of the leases attributable to these properties:

Type	Description	Location	Rentable Square Feet		Remaining Term (Years)	Contractual Rent Escalations	Annualized Base Rent ($000's) (1)
Office	Wells Fargo	Portland, OR	212,363		4.3	No	$3,137
Office	Hilton Grand Vacations	Orlando, FL	102,019		5.2	Yes	1,825
Retail	Walmart	Howell, MI	214,172		5.3	No	1,369
Retail	LA Fitness	Brandon, FL	45,000		10.6	Yes	958
Retail	Lowe's	Katy, TX	131,644		10.8	No	917
Retail	Burlington Stores, Inc.	North Richland Hills, TX	70,891		7.3	Yes	859
Retail	Kohl's	Glendale, AZ	87,875		8.3	Yes	844
Retail	Hobby Lobby	Tulsa, OK	84,180		9.3	Yes	842
Retail	At Home	Canton, OH	89,902		7.8	Yes	801
Retail	Harris Teeter	Charlotte, NC	45,089		6.6	Yes	768
Retail	At Home	Raleigh, NC	116,334		11.0	Yes	732
Retail	Container Store	Phoenix, AZ	23,329		8.4	Yes	726
Retail	Camping World	Duluth, MN	66,033		12.3	Yes	705
Retail	Cinemark	Reno, NV	52,474		3.0	Yes	695
Office	Hilton Grand Vacations	Orlando, FL	31,895		5.2	Yes	684
Retail	At Home	Turnersville, NJ	89,460		8.1	Yes	641
Retail	Live Nation Entertainment, Inc.	East Troy, WI	—	(2)	11.5	Yes	634
Retail	Academy Sports	Florence, SC	58,410		7.6	Yes	628
Retail	Sportsman Warehouse	Albuquerque, NM	48,974		7.9	Yes	573
Retail	Hobby Lobby	Winston-Salem, NC	55,000		8.5	Yes	562
Retail	Rite Aid	Renton, WA	16,280		4.8	Yes	558
Retail	Hobby Lobby	Arden, NC	55,000		9.9	Yes	546
Retail	American Multi-Cinema, Inc.	Tyngsborough, MA	39,474		11.5	Yes	507
Retail	Dick's Sporting Goods	McDonough, GA	46,315		2.3	No	473
Retail	Jo-Ann Fabric	Saugus, MA	22,500		7.3	Yes	468
Retail	Conn's HomePlus	Hurst, TX	37,957		9.9	Yes	452
Retail	Old Time Pottery	Orange Park, FL	84,180		8.8	Yes	439
Retail	7-Eleven	Austin, TX	6,400		13.5	Yes	377
Retail	Walgreens	Birmingham, AL	14,516		7.5	No	364
Retail	Walgreens	Alpharetta, GA	15,120		4.1	No	363
Retail	Best Buy	McDonough, GA	30,038		4.5	Yes	338
Retail	Big Lots	Germantown, MD	25,589		9.3	Yes	334
Retail	Big Lots	Phoenix, AZ	34,512		9.3	Yes	329
Retail	Lehigh Gas Wholesale Services, Inc.	Highland Heights, KY	2,578		9.2	Yes	329
Retail	Walgreens	Clermont, FL	13,650		7.5	No	328
Retail	Verizon	Turnersville, NJ	6,027		5.8	Yes	326
Retail	Office Depot	Albuquerque, NM	30,346		2.3	Yes	300
Retail	7-Eleven	Georgetown, TX	7,726		14.3	Yes	276
Retail	Walgreens	Tacoma, WA	14,125		8.8	No	259
Retail	Walgreens	Albany, GA	14,770		11.3	No	258
Retail	Walmart	Hempstead, TX	52,190		5.3	Yes	253
Retail	Hobby Lobby	Aberdeen, SD	49,034		3.4	Yes	221
Retail	7-Eleven (3)	Olathe, KS	4,146		5.8	Yes	219
Retail	Circle K	Indianapolis, IN	4,283		3.2	Yes	210
Retail	Scrubbles Car Wash (3)	Jacksonville, FL	4,512		16.1	Yes	189
Retail	Cheddar's (3)	Jacksonville, FL	8,146		6.0	Yes	186
Retail	Family Dollar	Lynn, MA	9,228		2.5	Yes	160
Retail	Orscheln	Durant, OK	37,965		1.4	Yes	160
Retail	Advance Auto Parts	St. Paul, MN	7,201		7.1	Yes	150
Retail	Tractor Supply	Washington Court House, OH	39,984		10.8	Yes	149
Retail	Advanced Auto Parts	Severn, MD	6,876		13.4	Yes	148
Retail	Big Lots	Durant, OK	36,794		5.3	Yes	142
Retail	O'Reilly Auto Parts	Angels Camp, CA	7,066		4.5	Yes	128
Retail	Dollar General	Kermit, TX	10,920		13.9	Yes	126
Retail	Burger King	Plymouth, NC	3,142		6.6	Yes	125
Retail	Harbor Freight	Midland, MI	14,624		4.8	Yes	124
Retail	Dollar General	Chazy, NY	9,277		10.0	Yes	119
Retail	Dollar General	Odessa, TX	9,127		13.8	Yes	117
Retail	Dollar General	Willis, TX	9,138		13.8	Yes	115
Retail	Dollar General	Winthrop, NY	9,167		9.9	Yes	113
Retail	Family Dollar	Burlington, NC	11,394		9.5	Yes	113
Retail	Advance Auto Parts	Ware, MA	6,889		3.3	Yes	112
Retail	Dollar General	Cut and Shoot, TX	9,096		14.1	Yes	112
Retail	Dollar General	Milford, ME	9,128		12.1	Yes	110
Retail	Dollar Tree	Demopolis, AL	10,159		8.3	Yes	110
Retail	Pet Supplies Plus	Canton, OH	8,400		6.1	Yes	110

Type	Description	Location	Rentable Square Feet	Remaining Term (Years)		Contractual Rent Escalations	Annualized Base Rent ($000's) (1)
Retail	Dollar General	Salem, NY	9,199	11.9		Yes	105
Retail	Dollar Tree	Stillwell, OK	9,828	10.5		Yes	105
Retail	Dollar General	Bingham, ME	9,345	12.1		Yes	104
Retail	Dollar General	Harrisville, NY	9,309	12.3		Yes	104
Retail	Dollar General	Heuvelton, NY	9,342	11.1		Yes	104
Retail	Firestone	Pittsburgh, PA	10,629	7.5		Yes	103
Retail	Dollar General	Barker, NY	9,275	12		Yes	102
Retail	Boston Market (3)	Turnersville, NJ	2,627	8.3		Yes	101
Retail	Dollar General	Limestone, ME	9,167	12.1		Yes	100
Retail	Freddy's Frozen Custard (3)	Orange Park, FL	3,200	5.2		Yes	99
Retail	Dollar General	Hammond, NY	9,219	11.3		Yes	98
Retail	Dollar General	Somerville, TX	9,252	13.8		Yes	96
Retail	Dollar General	Seguin, TX	9,155	13.4		Yes	91
Retail	Grease Monkey	Stockbridge, GA	1,846	12.0		Yes	90
Retail	Schlotzsky's	Sweetwater, TX	2,431	13.8		Yes	85
Retail	Dollar Tree	Albuquerque, NM	10,023	9.4		Yes	85
Retail	Valero (5)	Jackson, MS	1,920	20.0		Yes	85
Retail	Dollar General	Newtonsville, OH	9,290	8.7		Yes	83
Retail	Dollar General	Del Rio, TX	9,219	13.3		Yes	83
Retail	Hardee's	Boaz, AL	3,542	9.1		Yes	80
Retail	Advance Auto Parts	Athens, GA	6,871	3.3		Yes	79
Retail	Valero (5)	Leland, MS	3,375	20.0		Yes	78
Retail	Salon Lofts	Canton, OH	4,000	6.4		Yes	72
Retail	O'Reilly Auto Parts	Duluth, MN	11,182	6.4		Yes	72
Retail	Advance Auto Parts	Ludington, MI	6,604	10.3		Yes	63
Retail	Advance Auto Parts	New Baltimore, MI	6,784	10.3		Yes	63
Retail	Long John Silver's (3)	Tulsa, OK	3,000	—	(4)	No	24
			2,719,667	7.8			$32,699
(1)	Annualized straight-line base rental income in place as of September 30, 2021.
(2)	The Alpine Valley Music Theatre, leased to Live Nation Entertainment, Inc., is an entertainment venue consisting of a two-sided, open-air, 7,500-seat pavilion; an outdoor amphitheater with a capacity for 37,000; and over 150 acres of green space.
(3)	We are the lessor in a ground lease with the tenant. Rentable square feet represents improvements on the property that revert to us at the expiration of the lease.
(4)	Current lease agreement is month-to-month (“MTM”).
(5)	Subject to a master lease agreement.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

The following presents the Company’s results of operations for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020 (in thousands):

	Three Months Ended
	September 30, 2021	September 30, 2020	$ Variance	% Variance
Revenues:
Lease Income	$8,171	$5,101	$3,070	60.2%
Total Revenues	8,171	5,101	3,070	60.2%
Operating Expenses:
Real Estate Expenses	914	555	359	64.7%
General and Administrative Expenses	1,371	1,119	252	22.5%
Depreciation and Amortization	4,308	2,694	1,614	59.9%
Total Operating Expenses	6,593	4,368	2,225	50.9%
Gain on Disposition of Assets	544	287	257	89.5%
Net Income from Operations	2,122	1,020	1,102	108.0%
Interest Expense	1,066	384	682	177.6%
Net Income	1,056	636	420	66.0%
Less: Net Income Attributable to Noncontrolling Interest	(138)	(90)	(48)	53.3%
Net Income Attributable to Alpine Income Property Trust, Inc.	$918	$546	$372	68.1%

Revenue and Direct Cost of Revenues

Revenue from our income property operations during the three months ended September 30, 2021 and 2020, totaled $8.2 million and $5.1 million, respectively. The $3.1 million increase in revenues is reflective of the Company’s volume of acquisitions. The direct costs of revenues for our income property operations totaled $0.9 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively. The $0.4 million increase in the direct cost of revenues is also attributable to the Company’s expanded income property portfolio.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020 (in thousands):

	Three Months Ended
	September 30, 2021	September 30, 2020	$ Variance	% Variance
Management Fee to Manager	$910	$631	$279	44.2%
Director Stock Compensation Expense	79	66	13	19.7%
Director & Officer Insurance Expense	127	111	16	14.4%
Additional General and Administrative Expense	255	311	(56)	(18.0)%
Total General and Administrative Expenses	$1,371	$1,119	$252	22.5%

General and administrative expenses totaled $1.4 million and $1.1 million during the three months ended September 30, 2021 and 2020, respectively. The $0.3 million increase is primarily attributable to growth in the Company’s equity base, which led to increased management fee expenses totaling $0.3 million.

Depreciation and Amortization

      Depreciation and amortization expense totaled $4.3 million and $2.7 million during the three months ended September 30, 2021 and 2020, respectively. The $1.6 million increase in the depreciation and amortization expense is reflective of the Company’s expanded income property portfolio.

Interest Expense

Interest expense totaled $1.1 million and $0.4 million during the three months ended September 30, 2021 and 2020, respectively. The $0.7 million increase in interest expense is attributable to the higher average outstanding debt balance during the three months ended September 30, 2021 as compared to the same period in 2020. The overall increase in the Company’s long-term debt was primarily utilized to fund the acquisition of income properties during 2021 and 2020.

Net Income

Net income totaled $1.1 million and $0.6 million during the three months ended September 30, 2021 and 2020, respectively. The increase in net income is attributable to the factors described above in addition to the $0.5 million gain on disposition of assets during the three months ended September 30, 2021, an increase of $0.3 million from the comparable prior year period.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

The following presents the Company’s results of operations for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020 (in thousands):

	Nine Months Ended
	September 30, 2021	September 30, 2020	$ Variance	% Variance
Revenues:
Lease Income	$20,658	$13,863	$6,795	49.0%
Total Revenues	20,658	13,863	6,795	49.0%
Operating Expenses:
Real Estate Expenses	2,389	1,705	684	40.1%
General and Administrative Expenses	3,687	3,535	152	4.3%
Depreciation and Amortization	10,914	7,003	3,911	55.8%
Total Operating Expenses	16,990	12,243	4,747	38.8%
Gain on Disposition of Assets	544	287	257	89.5%
Net Income from Operations	4,212	1,907	2,305	120.9%
Interest Expense	2,299	977	1,322	135.3%
Net Income	1,913	930	983	105.7%
Less: Net Income Attributable to Noncontrolling Interest	(251)	(131)	(120)	91.6%
Net Income Attributable to Alpine Income Property Trust, Inc.	$1,662	$799	$863	108.0%

Revenue and Direct Cost of Revenues

Revenue from our income property operations during the nine months ended September 30, 2021 and 2020, totaled $20.7 million and $13.9 million, respectively. The $6.8 million increase in revenues is reflective of the Company’s volume of acquisitions. The direct costs of revenues for our income property operations totaled $2.4 million and $1.7 million for the nine months ended September 30, 2021 and 2020, respectively. The $0.7 million increase in the direct cost of revenues is also attributable to the Company’s expanded income property portfolio.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020 (in thousands):

	Nine Months Ended
	September 30, 2021	September 30, 2020	$ Variance	% Variance
Management Fee to Manager	$2,269	$1,923	$346	18.0%
Director Stock Compensation Expense	231	201	30	14.9%
Director & Officer Insurance Expense	385	340	45	13.2%
Additional General and Administrative Expense	802	1,071	(269)	(25.1)%
Total General and Administrative Expenses	$3,687	$3,535	$152	4.3%

General and administrative expenses totaled $3.7 million and $3.5 million during the nine months ended September 30, 2021 and 2020, respectively. The $0.2 million increase is primarily related to an increase in management fee expenses of $0.3 million attributable to growth in the Company’s equity base, partially offset by an additional $0.3 million of costs incurred, during the first quarter of 2020, associated with audit services related to the 2019 annual audit.

Depreciation and Amortization

      Depreciation and amortization expense totaled $10.9 million and $7.0 million during the nine months ended September 30, 2021 and 2020, respectively. The $3.9 million increase in the depreciation and amortization expense is reflective of the Company’s expanded income property portfolio.

Interest Expense

Interest expense totaled $2.3 million and $1.0 million during the nine months ended September 30, 2021 and 2020, respectively. The $1.3 million increase in interest expense is attributable to the higher average outstanding debt balance during the nine months ended September 30, 2021 as compared to the same period in 2020. The overall increase in the Company’s long-term debt was primarily utilized to fund the acquisition of income properties during 2021 and 2020.

Net Income

Net income totaled $1.9 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in net income is attributable to the factors described above in addition to the $0.5 million gain on disposition of assets during the nine months ended September 30, 2021, an increase of $0.3 million from the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $7.3 million at September 30, 2021, including restricted cash of $0.6 million, see Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance at September 30, 2021.

Long-Term Debt. As of September 30, 2021, the Company had $128.5 million available on the Credit Facility. See Note 8, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance at September 30, 2021.

Acquisitions and Investments. As noted previously, the Company acquired 42 income properties during the nine months ended September 30, 2021 for an aggregate purchase price of $158.7 million, as further described in Note 3, “Income Property Portfolio”.

Dispositions.  During the nine months ended September 30, 2021, the Company disposed of one income property, classified as held for sale as of June 30, 2021, leased to Outback Steakhouse located in Huntersville, North Carolina, for a sales price of $3.8 million, generating a gain on sale of $0.5 million, as described in Note 3, “Income Property Portfolio”.

Capital Expenditures. As of September 30, 2021 the Company had no commitments related to capital expenditures.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations and $128.5 million of available capacity on the existing $150.0 million Credit Facility, based on our current borrowing base of income properties, as of September 30, 2021.

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

FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers primarily because it excludes the effect of real estate depreciation and amortization and net gains or losses on sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time, rather than fluctuating based on existing market conditions. We believe that AFFO is an additional useful supplemental measure for investors to consider because it will help them to better assess our operating performance without the distortions created by other non-cash revenues or expenses. FFO and AFFO may not be comparable to similarly titled measures employed by other companies.

Reconciliation of Non-GAAP Measures (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net Income	$1,056	$636	$1,913	$930
Depreciation and Amortization	4,308	2,694	10,914	7,003
Gain on Disposition of Assets	(544)	(287)	(544)	(287)
Funds from Operations	$4,820	$3,043	$12,283	$7,646
Adjustments:
Straight-Line Rent Adjustment	(129)	(300)	(393)	(1,237)
COVID-19 Rent Repayments (Deferrals), Net	23	87	408	(538)
Non-Cash Compensation	79	66	231	201
Amortization of Deferred Financing Costs to Interest Expense	87	45	236	133
Amortization of Intangible Assets and Liabilities to Lease Income	(77)	(30)	(168)	(78)
Accretion of Tenant Contribution	(6)	(3)	(17)	(10)
Recurring Capital Expenditures	—	(1)	(41)	(34)
Adjusted Funds from Operations	$4,797	$2,907	$12,539	$6,083

Weighted Average Number of Common Shares:
Basic	11,299,548	7,455,281	9,253,090	7,632,660
Diluted	12,996,503	8,679,135	10,637,934	8,856,514

Other Data (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
FFO	$4,820	$3,043	$12,283	$7,646
FFO per Diluted Share	$0.37	$0.35	$1.15	$0.86

AFFO	$4,797	$2,907	$12,539	$6,083
AFFO per Diluted Share	$0.37	$0.34	$1.18	$0.69

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

Our significant accounting policies are summarized in Note 2, “Summary of Significant Accounting Policies” included in this Quarterly Report on Form 10-Q and more fully described in the notes to the consolidated and combined financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. Judgments and estimates of uncertainties are required in applying our accounting policies in many areas. During the nine months ended

September 30, 2021, there have been no material changes to the critical accounting policies affecting the application of those accounting policies as noted in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13a-15 and 15d-15 under the Exchange Act, was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of September 30, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of our business. We are not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on our business or financial condition.

ITEM 1A. RISK FACTORS

As of September 30, 2021, there have been no material changes in our risk factors from those set forth under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”). However, the following risk factors expand upon and supplement those risk factors disclosed in the Form 10-K to provide additional specificity to the matters covered by such risk factors and should be read in conjunction with the risk factors set forth in the Form 10-K. These are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

Risks Related to Our Business

We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

Our results of operations depend on our ability to lease our properties, including renewing expiring leases, leasing vacant space, re-leasing space in properties where leases are expiring, and leasing space related to new project development. In leasing or re-leasing our properties, we may be unable to optimize our tenant mix or execute leases on more economically favorable terms than the prior in-place lease. Our tenants may decline, or may not have the financial resources available, to renew their leases, and there can be no assurance that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew their leases as they expire, we will have to source new tenants to lease our properties, and there can be no assurance that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the previous in-place lease or current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options will not be offered to attract new tenants. We may experience increased costs in connection with re-leasing our properties, which could materially and adversely affect us.

We may be unable to identify and complete suitable property acquisitions or developments, which may impede our growth, and our future acquisitions and developments may not yield the returns we expect.

Our ability to expand through acquisitions and developments requires us to identify and complete acquisitions and new property developments that are consistent with our investment and growth strategy and our investment criteria and to successfully integrate newly acquired properties into our portfolio. Our Manager continually evaluates investment opportunities for us, but our ability to acquire or develop new properties on favorable terms and successfully operate them may be constrained by the following significant risks:

●	we face competition from commercial developers and other real estate investors with significant capital, including REITs and institutional investment funds, which may be able to accept more risk than we can prudently manage, including risks associated with paying higher acquisition prices;
●	we face competition from other potential acquirers which may significantly increase the purchase price for a property we acquire, which could reduce our growth prospects;
●	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions and developments, including ones that we are unable to complete;
●	we may acquire properties that are not accretive to our results of operations upon acquisition, and we may be unsuccessful in managing and leasing such properties in accordance with our expectations;
●	our cash flow from an acquired or developed property may be insufficient to meet our required principal and interest payments with respect to debt used to finance the acquisition or development of such property;
●	we may discover unexpected issues, such as unknown liabilities, during our due diligence investigation of a potential acquisition or other customary closing conditions may not be satisfied, causing us to abandon an investment opportunity after incurring expenses related thereto;
●	we may fail to obtain financing for an acquisition or new property development on favorable terms or at all;
●	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;
●	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and
●	we may acquire properties subject to (i) liabilities without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination not revealed in Phase I environmental site assessments or otherwise through due diligence, (ii) claims by tenants, vendors or other persons dealing with the former owners of the properties, (iii) liabilities incurred in the ordinary course of business and (iv) claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If any of these risks are realized, we may be materially and adversely affected.

The development of new projects and/or properties may cause us to experience unexpected costs and have other risks that could materially and adversely affect us.

We may develop new projects to enhance the opportunity for achieving attractive risk-adjusted returns. New project development is subject to a number of risks, including risks associated with the availability and timely receipt of zoning and other regulatory approvals, the timely completion of construction (including risks from factors beyond our control, such as weather, labor conditions or material shortages) and risks of cost overruns due to construction delays or other factors that may increase the expected costs of a project. These risks could result in substantial unanticipated delays and, under certain circumstances, provide a tenant the opportunity to delay rent commencement, reduce rent or terminate a lease. In addition, we may incur costs in connection with projects that are ultimately not pursued to completion. Any new development projects may be financed. If such financing is not available on acceptable terms, our development activities may not be pursued or may be curtailed. In addition, such activities would likely reduce the available borrowing capacity on the revolving credit facility or any other credit facilities that we may have in place in the future, which would limit our ability to use those sources of capital for the acquisition of properties and other operating needs. The risks associated with new project development activities, including but not necessarily limited to those noted above, could materially and adversely affect us.

The success of our activities related to new project development in which we will retain an ownership interest is partly dependent on the availability of suitable undeveloped land at acceptable prices.

    Our success in developing projects that we will retain an ownership interest in is partly dependent upon the availability of undeveloped land suitable for the intended development. The availability of undeveloped land for purchase at acceptable prices depends on a number of factors outside of our control, including the risk of competitive over-bidding on land and governmental regulations that restrict the potential uses of land. If the availability of suitable land opportunities decreases, the number of development projects we may be able to undertake could be reduced. Thus, the lack of availability of suitable land opportunities could have a material adverse effect on our results of operations and growth prospects.

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

In addition, we are and will be required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements and may be required to obtain approvals from various authorities with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions, developments or renovations, or that additional regulations will not be adopted that increase such delays or result in additional costs. Additionally, failure to comply with any of these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. While we intend to only acquire properties that we believe are currently in substantial compliance with all regulatory requirements, these requirements may change, and new requirements may be imposed which would require significant unanticipated expenditures by us and could materially and adversely affect us.

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

If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT, which would materially and adversely affect us.

Our organizational documents have no limitation on the amount of additional indebtedness that we may incur in the future. As a result, we may become highly leveraged in the future, which could materially and adversely affect us.

We have entered into the Credit Facility and, in the future, we may incur additional indebtedness to finance future acquisitions and development, redevelopment and renovation projects and for general corporate purposes. There are no restrictions in our charter or bylaws that limit the amount or percentage of indebtedness that we may incur nor restrict the form in which our indebtedness will be incurred (including recourse or non-recourse debt or cross-collateralized debt). A substantial level of indebtedness in the future could have adverse consequences for our business and otherwise materially and adversely affect us because it could, among other things:

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

Exhibit 10.1

Credit Agreement, dated as of September 30, 2021, among Alpine Income Property, OP, LP, Alpine Income Property Trust, Inc., the other Guarantors from time to time parties thereto, the Lenders from time to time parties thereto, and KeyBank National Association filed as Exhibit 10.1 with this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification filed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE INCOME PROPERTY TRUST, INC.
(Registrant)

October 21, 2021	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

October 21, 2021	By:	/s/ Matthew M. Partridge
Matthew M. Partridge, Senior Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)
October 21, 2021	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Vice President and Chief Accounting Officer (Principal Accounting Officer)