Form 10-K
period 2021-12-31
Alpine Income Property Trust, Inc.
filed 2022-02-10
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

On June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $198,412,475 based on the closing sales price of the Registrant’s common stock on such date as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant’s common stock of which the Registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

The number of shares of the registrant’s common stock outstanding on February 3, 2022 was 11,671,039.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III of this report.

PART I

When we refer to “we,” “us,” “our,” “PINE,” or “the Company,” we mean Alpine Income Property Trust, Inc. and its consolidated subsidiaries. References to “Notes to Financial Statements” refer to the Notes to the Consolidated and Combined Financial Statements of Alpine Income Property Trust, Inc. included in Item 8 of this Annual Report on Form 10-K. Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K or any document incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-K.

ITEM 1.            BUSINESS

OVERVIEW

We are a real estate company that owns and operates a high-quality portfolio of commercial net lease properties all located in the United States. Our properties are primarily leased to industry leading, creditworthy tenants, many of which operate in industries we believe are resistant to the impact of e-commerce. Our portfolio consists of 113 net leased properties located in 76 markets in 32 states. Our initial portfolio consisted of twenty properties, of which four have been sold as of December 31, 2021, which were acquired from CTO Realty Growth, Inc. (“CTO”), a public company listed on the New York Stock Exchange (the “NYSE”) under the symbol “CTO,” in the Formation Transactions (defined below) utilizing $125.9 million of proceeds from our initial public offering of our common stock (the “IPO”) and the issuance of 1,223,854 units of our operating partnership (the “OP Units”) that had an initial value of $23.3 million based on the IPO price of $19.00 per share (the “IPO Price”).

Our portfolio is comprised of net leased properties primarily located in or in close proximity to major Metropolitan Statistical Areas (“MSAs”), growth markets and other markets in the United States with favorable economic and demographic conditions. The properties in our portfolio are primarily triple-net leases, which generally require the tenant to pay all of the property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance expenses and certain capital expenditures.

The Company elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its initial taxable year ended December 31, 2019. We believe the Company has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. We intend to continue to operate in such a manner, but no assurances can be given that we will continue to operate in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws.

Our primary objective is to maximize cash flow and value per share by generating stable and growing cash flows and attractive risk-adjusted returns through the ownership, operation and growth through acquisition of a diversified portfolio of high-quality, net leased commercial properties with attractive long-term real estate fundamentals. The 113 properties in our portfolio are 100% occupied and represent 3.3 million of gross rentable square feet with leases that have a weighted average lease term of 7.9 years (weighting based on annualized base rent as of December 31, 2021). Our portfolio is representative of our investment strategy, which consists of one or more of the following core investment criteria:

●	Attractive Locations. The 113 properties in our portfolio represent 3.3 million gross rentable square feet, are 100% occupied, and are primarily located in, or in close proximity to major MSAs and in markets in the United States with favorable economic and demographic conditions. As of December 31, 2021, a total of 63% of our portfolio’s annualized base rent was derived from properties located in MSAs with populations greater than one million people.

●	Creditworthy Tenants. 45% of our portfolio’s annualized base rent as of December 31, 2021 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency. Our largest tenant, Wells Fargo, has an ‘A+’ credit rating from S&P Global Ratings or its equivalent from Moody’s Investor Services, Fitch Ratings or the National Association of Insurance Commissioners and contributed 12% of our portfolio’s total revenue as of December 31, 2021.

●	Geographic Diversity. Our portfolio is spread across 76 markets in 32 states. Our largest property, as measured by annualized base rent, is located in the Portland, Oregon MSA.

●	100% Occupied with Primarily Long Duration Leases. Our portfolio is 100% leased and occupied. The leases in our portfolio have a weighted average remaining lease term of 7.9 years (weighted based on annualized base rent as of December 31, 2021).

●	Contractual Rent Growth. As of December 31, 2021, 45% of the leases in our portfolio (based on annualized base rent as of December 31, 2021) provide for increases in contractual base rent during the lease term.

Organization and Formation Transactions

The Company is a Maryland corporation formed on August 19, 2019. We closed the IPO on November 26, 2019 and our common stock is listed on the NYSE under the symbol “PINE.” We sold 7,500,000 shares of our common stock at $19.00 per share in the IPO. CTO purchased 421,053 of the shares of our common stock that we sold in the IPO. We refer to the IPO, the CTO Private Placement (defined below), and the other transactions executed at the time of our listing on the NYSE collectively as the “Formation Transactions.”

We conduct the substantial majority of our operations through, and substantially all of our assets are held by, Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. As of December 31, 2021, we have a total ownership interest in the Operating Partnership of 87.1%, with CTO holding, directly and indirectly, a 9.3% ownership interest in the Operating Partnership. The remaining 3.6% ownership interest is held by an unrelated third party in connection with the issuance of 479,640 OP Units valued at $9.0 million in the aggregate, or $18.85 per unit. The issuance of 479,640 OP Units includes (i) 424,951 OP Units issued as consideration for the portfolio of nine net lease properties acquired on June 30, 2021 and (ii) 54,689 OP Units issued as consideration for the acquisition of one net lease property on July 12, 2021 (see Note 4, “Property Portfolio” to the consolidated and combined financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.). Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) manages our business and affairs.

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

We are externally managed by Alpine Income Property Manager, LLC (our “Manager”), a wholly owned subsidiary of CTO. Concurrently with the closing of the IPO, CTO invested $7.5 million in exchange for 394,737 shares of our common stock at the IPO Price (the “CTO Private Placement”). In addition, CTO purchased from us $8.0 million in shares of our common stock, or 421,053 shares, in the IPO. See Note 11, “Equity” to the consolidated and combined financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for the Company’s disclosure related to CTO’s purchase of PINE common stock subsequent to the IPO.

Capital Markets

Equity. On December 1, 2020, the Company filed a shelf registration statement on Form S-3, relating to the registration and potential issuance of its common stock, preferred stock, warrants, rights, and units with a maximum aggregate offering price of up to $350.0 million. The Securities and Exchange Commission (the “SEC”) declared the Form S-3 effective on December 11, 2020.

On December 14, 2020, the Company implemented a $100.0 million at-the-market (“ATM”) offering program (the “2020 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. During the year ended December 31, 2021, the Company sold 761,902 shares under the 2020 ATM Program for gross proceeds of $14.0 million at a weighted average price of $18.36 per share, generating net proceeds of $13.8 million after deducting transaction fees totaling $0.2 million. The Company was not active under the 2020 ATM Program during the year ended December 31, 2020.

In June 2021, the Company completed a follow-on public offering of 3,220,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 420,000 shares of common stock. Upon closing, the Company issued 3,220,000 shares and received net proceeds of $54.3 million, after deducting the underwriting discount and expenses.

Debt. On November 26, 2019, the Company and the Operating Partnership entered into a $100.0 million senior unsecured revolving credit facility (the “Credit Facility”) with affiliates of BMO Capital Markets Corp. and Raymond James Bank, N.A., as initial lenders. On October 16, 2020, the Company executed the second amendment to the Credit Facility (the “Second Amendment”), for the addition of two lenders, Huntington National Bank and Truist Bank. As a result of the Second Amendment, the Credit Facility now has a total borrowing capacity of $150.0 million with the ability to increase that capacity up to $200.0 million during the term, utilizing an accordion feature, subject to lender approval. These funds are available to us for general corporate purposes, including the funding of potential future acquisitions.

On May 21, 2021, the Operating Partnership, the Company and certain subsidiaries of the Company entered into a credit agreement for a term loan (the “2026 Term Loan”) in an aggregate principal amount of $60.0 million with a maturity of five years. Truist Securities, Inc. is acting as sole lead arranger and sole book runner, with Truist Bank, N.A. as administrative agent. Truist Bank, N.A., Bank of Montreal, Raymond James Bank, N.A. and Stifel Bank are lenders under the 2026 Term Loan. In addition, the Operating Partnership may request up to three incremental term loan commitments in an aggregate amount not to exceed $100.0 million.

On June 30, 2021, in connection with the acquisition of six net lease properties from CTO (the “CMBS Portfolio”), the Company assumed an existing $30.0 million secured mortgage, which bears interest at a fixed rate of 4.33%. The mortgage note matures in October 2034 and is prepayable without penalty beginning in October 2024. Additionally, on June 30, 2021, in connection with the acquisition of two net lease properties from an unrelated third party, the Company assumed mortgage notes totaling an aggregate of $1.6 million, which balance was repaid on July 1, 2021.

On September 30, 2021, the Operating Partnership, the Company and certain subsidiaries of the Company entered into a credit agreement for a term loan (the “2027 Term Loan”) in an aggregate principal amount of $80.0 million (the “Term Commitment”) maturing in January 2027. KeyBanc Capital Markets Inc., Regions Capital Markets, and U.S. Bank National Association acted as joint lead arrangers, with KeyBanc Capital Markets Inc. as sole book runner, and KeyBank National Association as administrative agent. KeyBank National Association, Regions Bank, U.S. Bank National Association, Bank of Montreal, Raymond James Bank, and The Huntington National Bank are lenders under the 2027 Term Loan. In addition, the Operating Partnership may request up to three incremental term loan commitments in an aggregate amount, together with the Term Commitment, not to exceed $200.0 million.

Market Opportunity

We believe the net lease property market has expanded steadily over the last several years, and investor demand for net leased properties has continued to gain momentum. Unlike a gross lease, which places the financial responsibility for most expenses with the property owner, the net lease structure shifts the majority or entirety of costs for property taxes, insurance, maintenance and often utilities and capital expenditures, to the lessee, in addition to rent payments. Net leases are generally executed for an initial term of 10 to 15 years, but 20- and 25-year leases are not uncommon. Lease agreements often include multiple options for the tenant to extend and may include terms for periodic rent increases. Comparatively, multi-tenant commercial real estate properties under gross leases often have average initial lease terms between five and ten years with shorter or fewer options to extend. Rent escalation is also commonly embedded in the net lease terms as a specified percentage increase of existing rent per year or determined by reference to an inflation measure such as the Consumer Price Index. With cash flows that are intended to be passive, stable and paid at regular intervals, net leased real estate is similar, in many ways, to interest-bearing corporate bonds, but with the additional potential for appreciation in the value of the underlying property.

Investment Strategy

We seek to acquire, own and operate primarily freestanding, commercial real estate properties located in the United States leased primarily pursuant to triple-net, long-term leases. We focus on investments primarily in retail properties. We target tenants in industries that we believe are favorably impacted by current macroeconomic trends that support consumer spending, such as strong and growing employment and positive consumer sentiment, as well as tenants in industries that have demonstrated resistance to the impact of the growing e-commerce retail sector or who use a physical presence as a component of their omnichannel strategy. We also seek to invest in properties that are net leased to tenants that we determine have attractive credit characteristics, stable operating histories and healthy rent coverage levels, are well-located within their respective markets and have rents at-or-below market rent levels. Furthermore, we believe that the size of our company allows us, for at least the near term, to focus our investment activities on the acquisition of single properties or smaller portfolios of properties that represent a transaction size that most of our publicly-traded net lease REIT peers will not pursue on a consistent basis.

Our strategy for investing in income-producing properties is focused on factors including, but not limited to, long-term real estate fundamentals, including those markets experiencing significant economic growth. We employ a methodology for evaluating targeted investments in income-producing properties which includes an evaluation of: (i) the attributes of the real estate (e.g., location, market demographics, comparable properties in the market, etc.); (ii) an evaluation of the existing tenant(s) (e.g., credit-worthiness, property level sales, tenant rent levels compared to the market, etc.); (iii) other market-specific conditions (e.g., tenant industry, job and population growth in the market, local economy, etc.); and (iv) considerations relating to the Company’s business and strategy (e.g., strategic fit of the asset type, property management needs, alignment with the Company’s structure, etc.).

We believe that the net leased properties we own and intend to acquire will provide our stockholders with investment diversification and can deliver strong risk-adjusted returns. We expect the majority of our net leased properties will be retail properties. We believe the risk-adjusted returns for other select property types within our portfolio are compelling and offer attractive investment yields, rental rates at or below prevailing market rental rates and an investment basis below replacement cost.

Property Portfolio

As of December 31, 2021, the Company owned 113 properties in 32 states. The following is a summary of the relevant leases attributable to these properties:

Type	Description	Location	Rentable Square Feet	Remaining Lease Term (Years)	Contractual Rent Escalations	Annualized Base Rent ($000's) (1)
Office	Wells Fargo	Portland, OR	212,363	4.0	No	$3,137
Retail	Walmart	Howell, MI	214,172	5.1	No	1,369
Retail	LA Fitness	Brandon, FL	45,000	10.3	Yes	958
Retail	Lowe's	Katy, TX	131,644	10.6	No	917
Retail	Burlington	North Richland Hills, TX	70,891	7.1	Yes	859
Retail	Kohl's	Glendale, AZ	87,875	8.1	Yes	844
Retail	Hobby Lobby	Tulsa, OK	84,180	9.0	No	842
Retail	At Home	Canton, OH	89,902	7.6	No	801
Retail	Harris Teeter	Charlotte, NC	45,089	6.3	Yes	768
Retail	At Home	Raleigh, NC	116,334	10.8	Yes	732
Retail	Container Store	Phoenix, AZ	23,329	8.2	Yes	726

Type	Description	Location	Rentable Square Feet		Remaining Lease Term (Years)	Contractual Rent Escalations	Annualized Base Rent ($000's) (1)
Retail	Camping World	Duluth, MN	66,033		12.0	Yes	705
Retail	Cinemark	Reno, NV	52,474		2.8	No	695
Retail	Rooms To Go (3)	Friendswood, TX	51,868		10.3	Yes	685
Retail	Academy Sports	Snellville, GA	67,247		10.3	Yes	672
Retail	Academy Sports	Columbia, SC	72,000		10.3	Yes	655
Retail	At Home	Turnersville, NJ	89,460		7.8	Yes	641
Retail	Live Nation	East Troy, WI	—	(2)	11.3	Yes	634
Retail	Academy Sports	Florence, SC	58,410		7.2	Yes	628
Retail	Lowe's (3)	Webster, TX	163,300		5.8	No	582
Retail	Sportsman's Warehouse	Albuquerque, NM	48,974		7.7	Yes	573
Retail	Hobby Lobby	Winston-Salem, NC	55,000		8.3	Yes	562
Retail	Rite Aid	Renton, WA	16,280		4.6	No	558
Retail	Hobby Lobby	Arden, NC	55,000		9.7	Yes	546
Retail	AMC Theatres	Tyngsborough, MA	39,474		11.3	No	507
Retail	Sportsman's Warehouse	Morgantown, WV	30,547		5.3	No	498
Retail	Dick's Sporting Goods	McDonough, GA	46,315		2.1	No	472
Retail	JOANN Fabric	Saugus, MA	22,500		7.1	Yes	468
Retail	Conn's HomePlus	Hurst, TX	37,957		9.7	No	452
Retail	Old Time Pottery	Orange Park, FL	84,180		8.6	Yes	439
Retail	Best Buy	Dayton, OH	45,535		3.3	No	409
Retail	7-Eleven	Austin, TX	6,400		13.3	Yes	377
Retail	Walgreens	Birmingham, AL	14,516		7.3	No	364
Retail	Walgreens	Alpharetta, GA	15,120		11.7	No	363
Retail	Best Buy	McDonough, GA	30,038		4.3	No	337
Retail	Big Lots	Germantown, MD	25,589		9.1	No	334
Retail	Big Lots	Phoenix, AZ	34,512		9.1	No	329
Retail	BP	Highland Heights, KY	2,578		8.9	Yes	329
Retail	Walgreens	Clermont, FL	13,650		11.8	No	328
Retail	Verizon	Turnersville, NJ	6,027		5.5	Yes	326
Retail	Office Depot	Albuquerque, NM	30,346		2.0	No	300
Retail	Charles Schwab	Webster, TX	5,556		10.1	Yes	297
Retail	7-Eleven	Georgetown, TX	7,726		14.0	Yes	276
Retail	Walgreens	Tacoma, WA	14,125		8.6	No	259
Retail	Walgreens	Albany, GA	14,770		11.1	No	258
Retail	Walmart	Hempstead, TX	52,190		5.1	Yes	253
Retail	Buffalo Wild Wings	Hattiesburg, MS	6,302		9.9	Yes	249
Retail	Ashley HomeStore	Dayton, OH	33,161		6.2	Yes	248
Retail	Hobby Lobby	Aberdeen, SD	49,034		3.2	No	221
Retail	7-Eleven (3)	Olathe, KS	4,165		5.4	Yes	219
Retail	Office Max	Gadsen, AL	23,638		6.1	No	217
Retail	Circle K	Indianapolis, IN	4,283		2.9	No	210
Retail	Scrubbles Car Wash (3)	Jacksonville, FL	4,512		15.8	Yes	189
Retail	Cheddar's (3)	Jacksonville, FL	8,146		5.8	Yes	186
Retail	Olive Garden (3)	Friendswood, TX	8,388		1.8	No	183
Retail	Crazy Alan's Swamp Shack (3)	Friendswood, TX	9,356		7.7	Yes	180
Retail	Mattress Firm	Richmond, IN	5,108		9.3	No	175
Retail	LongHorn Steakhouse (3)	Webster, TX	7,000		1.3	No	171
Retail	Visionworks (3)	Friendswood, TX	3,949		0.9	No	170
Retail	The Burger Joint (3)	Friendswood, TX	4,054		9.0	Yes	169
Retail	Family Dollar	Lynn, MA	9,228		2.3	No	160
Retail	Orscheln Farm and Home	Durant, OK	37,965		1.2	Yes	156
Retail	Ethan Allen (3)	Friendswood, TX	12,208		3.8	No	154
Retail	Advance Auto Parts	St. Paul, MN	7,201		6.8	No	150
Retail	Tractor Supply	Washington Court House, OH	39,984		10.4	Yes	149
Retail	Advanced Auto Parts	Severn, MD	6,876		13.2	No	148
Retail	Big Lots	Durant, OK	36,794		5.0	Yes	146
Retail	O'Reilly Auto Parts	Angels Camp, CA	7,066		4.3	No	128
Retail	Dollar General	Kermit, TX	10,920		13.7	No	126
Retail	Burger King	Plymouth, NC	3,142		6.3	Yes	125
Retail	Harbor Freight	Midland, MI	14,624		4.5	No	124
Retail	Orscheln Farm and Home	California, MO	23,042		9.9	No	123
Retail	Orscheln Farm and Home	Owensville, MO	38,452		6.1	Yes	121
Retail	Dollar General	Chazy, NY	9,277		9.8	No	119
Retail	Dollar General	Odessa, TX	9,127		13.6	No	117
Retail	Family Dollar	McKenny, VA	10,531		9.8	No	116
Retail	Dollar General	Willis, TX	9,138		13.6	No	114
Retail	Dollar General	Winthrop, NY	9,167		9.7	No	113
Retail	Family Dollar	Burlington, NC	11,394		9.3	No	113
Retail	Advance Auto Parts	Ware, MA	6,889		3.0	No	112

Type	Description	Location	Rentable Square Feet	Remaining Lease Term (Years)		Contractual Rent Escalations	Annualized Base Rent ($000's) (1)
Retail	Dollar General	Cut and Shoot, TX	9,096	13.8		No	112
Retail	Dollar General	Milford, ME	9,128	11.8		No	110
Retail	Dollar Tree	Demopolis, AL	10,159	8.1		No	110
Retail	Pet Supplies Plus	Canton, OH	8,400	5.8		Yes	110
Retail	Family Dollar	Van Buren, MO	10,500	10.2		No	106
Retail	Dollar General	Salem, NY	9,199	11.7		No	105
Retail	Dollar Tree	Stillwell, OK	9,828	10.2		No	105
Retail	Family Dollar	Tipton, MO	10,500	10.2		No	105
Retail	Dollar General	Bingham, ME	9,345	11.8		No	104
Retail	Dollar General	Harrisville, NY	9,309	12.0		No	104
Retail	Dollar General	Heuvelton, NY	9,342	10.8		No	104
Retail	Firestone	Pittsburgh, PA	10,629	7.3		Yes	103
Retail	Dollar General	Barker, NY	9,275	11.9		No	102
Retail	Boston Market (3)	Turnersville, NJ	2,627	8.1		Yes	101
Retail	Dollar General	Limestone, ME	9,167	11.8		No	100
Retail	Freddy's Frozen Custard (3)	Orange Park, FL	3,200	4.9		Yes	99
Retail	Dollar General	Hammond, NY	9,219	11.0		No	98
Retail	Valero	Massillon, OH	1,363	19.8		Yes	98
Retail	Dollar General	Somerville, TX	9,252	13.5		No	96
Retail	Family Dollar	Dearing, GA	9,288	8.8		No	95
Retail	Valero	Parma, OH	1,884	19.8		Yes	91
Retail	Dollar General	Seguin, TX	9,155	13.2		No	90
Retail	Grease Monkey	Stockbridge, GA	1,846	11.8		Yes	90
Retail	Dollar Tree	Albuquerque, NM	10,023	9.2		No	85
Retail	Schlotzsky's	Sweetwater, TX	2,431	13.5		Yes	85
Retail	Valero (5)	Jackson, MS	1,920	19.8		Yes	85
Retail	Family Dollar	Lake Village, AR	14,592	10.2		No	84
Retail	Dollar General	Del Rio, TX	9,219	13.1		No	83
Retail	Dollar General	Newtonsville, OH	9,290	8.4		No	83
Retail	Hardee's	Boaz, AL	3,542	8.8		Yes	80
Retail	Advance Auto Parts	Athens, GA	6,871	3.0		No	79
Retail	Valero (5)	Leland, MS	3,343	19.8		Yes	78
Retail	O'Reilly Auto Parts	Duluth, MN	11,182	5.9		Yes	72
Retail	Salon Lofts	Canton, OH	4,000	6.2		Yes	72
Retail	Valero	Cadiz, OH	1,292	19.8		Yes	69
Retail	Advance Auto Parts	Ludington, MI	6,604	10.0		No	63
Retail	Advance Auto Parts	New Baltimore, MI	6,784	10.0		No	63
Retail	Long John Silver's (3)	Tulsa, OK	3,000	—	(4)	No	24
			3,256,401	7.9			$36,908
(1)	Annualized straight-line base rental income in place as of December 31, 2021.
(2)	The Alpine Valley Music Theatre, leased to Live Nation Entertainment, Inc., is an entertainment venue consisting of a two-sided, open-air, 7,500-seat pavilion; an outdoor amphitheater with a capacity for 37,000; and over 150 acres of green space.
(3)	We are the lessor in a ground lease with the tenant. Rentable square feet represents improvements on the property that revert to us at the expiration of the lease.
(4)	Current lease agreement is month-to-month (“MTM”).
(5)	Subject to a master lease agreement.

Certain of the tenants in the portfolio of 113 properties accounted for more than 10% of total revenues during periods presented. For the year ended December 31, 2021, Wells Fargo represented 12% of total revenues. Wells Fargo and Hilton Grand Vacations represented 19% and 12% of total revenues, respectively, for the year ended December 31, 2020 and 26% and 17% of total revenues, respectively, for the period from November 26, 2019 to December 31, 2019 and the Predecessor period from January 1, 2019 to November 25, 2019. There were no tenants who represented more than 10% of the square footage of our properties as of December 31, 2021.

Management Agreement

On November 26, 2019, the Operating Partnership and PINE entered into a management agreement with the Manager (the “Management Agreement”). Pursuant to the terms of the Management Agreement, our Manager manages, operates and administers our day-to-day operations, business and affairs, subject to the direction and supervision of the Board and in accordance with the investment guidelines approved and monitored by the Board. We pay our Manager a base management fee equal to 0.375% per quarter of our “total equity” (as defined in the Management Agreement and based on a 1.5% annual rate), calculated and payable in cash, quarterly in arrears.

Our Manager has the ability to earn an annual incentive fee based on our total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. We would pay our Manager an incentive fee with respect to each annual measurement period in the amount of the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was due for the year ended December 31, 2021 or 2020.

The initial term of the Management Agreement will expire on November 26, 2024 and will automatically renew for an unlimited number of successive one-year periods thereafter, unless the agreement is not renewed or is terminated in accordance with its terms.

Our independent directors review our Manager’s performance and the management fees annually and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of two-thirds of our independent directors or upon a determination by the holders of a majority of the outstanding shares of our common stock, based upon (i) unsatisfactory performance by the Manager that is materially detrimental to us or (ii) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by two-thirds of our independent directors. We may also terminate the Management Agreement for cause at any time, including during the initial term, without the payment of any termination fee, with 30 days’ prior written notice from the Board. During the initial term of the Management Agreement, we may not terminate the Management Agreement except for cause.

We pay directly, or reimburse our Manager for certain expenses, if incurred by our Manager. We do not reimburse any compensation expenses incurred by our Manager or its affiliates. Expense reimbursements to our Manager are made in cash on a quarterly basis following the end of each quarter. In addition, we pay all of our operating expenses, except those specifically required to be borne by our Manager pursuant to the Management Agreement.

ROFO Agreement

On November 26, 2019, PINE also entered into an Exclusivity and Right of First Offer Agreement with CTO (the “ROFO Agreement”). During the term of the ROFO Agreement, CTO will not, and will cause each of its affiliates (which for purposes of the ROFO Agreement will not include our company and our subsidiaries) not to, acquire, directly or indirectly, a single-tenant, net leased property, unless CTO has notified us of the opportunity and we have affirmatively rejected the opportunity to acquire the applicable property or properties.

The terms of the ROFO Agreement do not restrict CTO or any of its affiliates from providing financing for a third party’s acquisition of single-tenant, net leased properties or from developing and owning any single-tenant, net leased property.

Pursuant to the ROFO Agreement, neither CTO nor any of its affiliates (which for purposes of the ROFO Agreement does not include our company and our subsidiaries) may sell to any third party any single-tenant, net leased property that was owned by CTO or any of its affiliates as of the closing date of the IPO; or that is developed and owned by CTO or any of its affiliates after the closing date of the IPO, without first offering us the right to purchase such property.

The term of the ROFO Agreement will continue for so long as the Management Agreement with our Manager is in effect.

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

We may acquire or sell net leased properties that would potentially fit the investment criteria for our Manager or its affiliates. Similarly, our Manager or its affiliates may acquire or sell net leased properties that would potentially fit our investment criteria. Although such acquisitions or dispositions could present conflicts of interest, we nonetheless may pursue and consummate such transactions. Additionally, we may engage in transactions directly with our Manager or its affiliates, including the purchase and sale of all or a portion of a portfolio asset. If we acquire a net leased property from CTO or one of its affiliates or sell a net leased property to CTO or one of its affiliates, the purchase price we pay to CTO or one of its affiliates or the purchase price paid to us by CTO or one of its affiliates may be higher or lower, respectively, than the purchase price that would have been paid to or by us if the transaction were the result of arm’s length negotiations with an unaffiliated third party.

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

Additionally, the ROFO Agreement does contain exceptions to CTO’s exclusivity for opportunities that include only an incidental interest in single-tenant, net leased properties. Accordingly, the ROFO Agreement will not prevent CTO from pursuing certain acquisition opportunities that otherwise satisfy our then-current investment criteria.

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

COMPETITION

The real estate business, generally, is highly competitive. We intend to focus on investing in commercial real estate that produces income primarily through the leasing of assets to tenants. To identify investment opportunities in income-producing real estate assets and to achieve our investment objectives, we compete with numerous companies and organizations, both public as well as private, of varying sizes, ranging from organizations with local operations to organizations with national scale and reach, and in some cases, we compete with individual real estate investors. In all the markets in which we compete to acquire net leased properties, price is the principal method of competition, with transaction structure and certainty of execution also being significant considerations for potential sellers. We face competition for acquisitions of real property from investors, including traded and non-traded public REITs, private equity investors and institutional investment funds, some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable investment opportunities available to us and increase the prices paid for such acquisition properties. This competition will increase if investments in real estate become more attractive relative to other forms of investment.

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

EMERGING GROWTH COMPANY STATUS

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we are eligible to receive certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies,” including, but not limited to, exclusion from the requirement to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We have irrevocably opted-out of the extended transition period afforded to emerging growth companies in Section 7(a)(2)(B) of the Securities Act for complying with new or revised financial accounting standards. As a result, we will comply with new or revised accounting standards on the same time frames as other public companies that are not emerging growth companies.

We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual gross revenue equals or exceeds $1.07 billion (subject to adjustment for inflation), (ii) December 31, 2024 (the last day of the fiscal year following the fifth anniversary of the IPO), (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities, and (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

Americans With Disabilities Act. Under Title III of the Americans with Disabilities Act (“ADA”), and rules promulgated thereunder, in order to protect individuals with disabilities, public accommodations must remove architectural and communication barriers that are structural in nature from existing places of public accommodation to the extent “readily achievable.” In addition, under the ADA, alterations to a place of public accommodation or a commercial facility are to be made so that, to the maximum extent feasible, such altered portions are readily accessible to and usable by disabled individuals. The “readily achievable” standard considers, among other factors, the financial resources of the affected site and the owner, lessor or other applicable person.

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

ENVIRONMENTAL MATTERS

Federal, state and local environmental laws and regulations regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under various of these laws and regulations, a current or previous owner, operator or tenant of real estate may be required to investigate and clean up hazardous or toxic substances, hazardous wastes or petroleum product releases or threats of releases at the property, and may be held liable to a government entity or to third parties for property damage and for investigation, clean-up and monitoring costs incurred by those parties in connection with the actual or threatened contamination. These laws may impose clean-up responsibility and liability without regard to fault, or whether the owner, operator or tenant knew of or caused the presence of the contamination. The liability under these laws may be joint and several for the full amount of the investigation, clean-up and monitoring costs incurred or to be incurred or actions to be undertaken, although a party held jointly and severally liable may seek to obtain contributions from other identified, solvent, responsible parties of their fair share toward these costs. These costs may be substantial and can exceed the value of the property. In addition, some environmental laws may create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. As the owner or operator of real estate, we may also be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the real estate. The presence of contamination, or the failure to properly remediate contamination, on a property may adversely affect the ability of the owner, operator or tenant to sell or rent that property or to borrow using the property as collateral and may adversely impact our investment in that property.

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

Environmental laws also govern the presence, maintenance, and removal of asbestos-containing materials (“ACM”). Federal regulations require building owners and those exercising control over a building’s management to identify and warn, through signs and labels, of potential hazards posed by workplace exposure to installed ACM in their building. The regulations also have employee training, record keeping and due diligence requirements pertaining to ACM. Significant fines can be assessed for violation of these regulations. As a result of these regulations, building owners and those exercising control over a building’s management may be subject to an increased risk of personal injury lawsuits by workers and others exposed to ACM. The regulations may affect the value of a building containing ACM in which we have invested. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and/or disposal of ACM when those materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. These laws may impose liability for improper handling or a release into the environment of ACM and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with ACM.

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

We obtain Phase I environmental assessments on all properties acquired. Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. However, if recommended in the initial assessments, we may undertake additional assessments such as soil and/or groundwater samplings or other limited subsurface investigations and ACM or mold surveys to test for substances of concern. A prior owner or operator of a property or historic operations at our properties may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability. If environmental concerns are not satisfactorily resolved in any initial or additional assessments, we may obtain environmental insurance policies to insure against potential environmental risk or loss depending on the type of property, the availability and cost of the insurance and various other factors we deem relevant. Our ultimate liability for environmental conditions may exceed the policy limits on any environmental insurance policies we obtain, if any.

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

AVAILABLE INFORMATION

The Company maintains a website at www.alpinereit.com. The Company is providing the address to its website solely for the information of investors. The information on the Company’s website is not a part of, nor is it incorporated by reference into this Annual Report on Form 10-K. Through its website, the Company makes available, free of charge, its annual proxy statement, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes them to, the SEC. The public may read and obtain a copy of any materials the Company files electronically with the SEC at www.sec.gov.

ITEM 1A.             RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized below in this Item 1A, “Risk Factors” included in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

●	We are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties.
●	Adverse changes in U.S., global and local regions or markets that impact our tenants’ businesses may materially and adversely affect us generally and the ability of our tenants to make rental payments to us pursuant to our leases.
●	Our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us.
●	Our assessment that certain of our tenants’ businesses are insulated from e-commerce pressure may prove to be incorrect, and changes in macroeconomic trends may adversely affect our tenants, either of which could impair our tenants’ ability to make rental payments to us and thereby materially and adversely affect us.
●	Properties occupied by a single tenant pursuant to a single lease subject us to significant risk of tenant default.
●	Our portfolio has geographic market concentrations that make us susceptible to adverse developments in those geographic markets.
●	We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.
●	Certain of our tenants are not rated by a recognized credit rating agency or do not have an investment grade rating from such an agency. Leases with unrated or non-investment grade rated tenants may be subject to a greater risk of default.
●	The decrease in demand for retail space may materially and adversely affect us.
●	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
●	The tenants that occupy our properties compete in industries that depend upon discretionary spending by consumers. A reduction in the willingness or ability of consumers to use their discretionary income in the businesses of our tenants and potential tenants could adversely impact our tenants’ business and thereby adversely impact our ability to collect rents and reduce the demand for leasing our properties.
●	The vacancy of one or more of our properties could result in us having to incur significant capital expenditures to re-tenant the space.
●	We may be unable to identify suitable property acquisitions or developments, which may impede our growth, and our future acquisitions and developments may not yield the returns we expect.
●	We face significant competition for tenants, which may adversely impact the occupancy levels of our portfolio or prevent increases of the rental rates of our properties.
●	The costs of compliance with or liabilities related to environmental laws may materially and adversely affect us.
●	Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediation.
●	Our senior management team is required to operate two publicly traded companies, CTO and our company, which could place a significant strain on our senior management team and the management systems, infrastructure and other resources of CTO on which we rely.
●	We have no employees and are entirely dependent upon our Manager for all the services we require, and we cannot assure you that our Manager will allocate the resources necessary to meet our business objectives.
●	CTO may be unable to obtain or retain the executive officers and other personnel that it provides to us through our Manager.

●	The base management fee payable to our Manager pursuant to the Management Agreement is payable regardless of the performance of our portfolio, which may reduce our Manager’s incentive to devote the time and effort to seeking profitable investment opportunities for us.
●	The incentive fee payable to our Manager pursuant to the Management Agreement may cause our Manager to select investments in more risky assets to increase its incentive compensation.
●	There are conflicts of interest in our relationships with our Manager, which could result in outcomes that are not in our best interests.
●	Termination of the Management Agreement could be difficult and costly, including as a result of payment of termination fees to our Manager, and may cause us to be unable to execute our business plan, which could materially and adversely affect us.
●	The Management Agreement with our Manager and the ROFO Agreement with CTO were not negotiated on an arm’s-length basis and may not be as favorable to us as if they had been negotiated with unaffiliated third parties.
●	Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
●	Even if we remain qualified as a REIT, we may face other tax liabilities that could reduce our cash flows and negatively impact our results of operations and financial condition.
●	Failure to make required distributions would subject us to U.S. federal corporate income tax.
●	Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
●	The prohibited transactions tax may limit our ability to dispose of our properties.
●	The ability of the Board to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.
●	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
●	The novel coronavirus pandemic (the “COVID-19 Pandemic”), and the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our tenant’s business operations and as a result adversely impact our financial condition, results of operations, cash flows and performance.

Risks Related to Our Business

We are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties.

Factors beyond our control can affect the performance and value of our properties. Our core business is the ownership of commercial net leased properties. Accordingly, our performance is subject to risks incident to the ownership of commercial real estate, including:

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

Most of our properties are occupied by a single tenant. Therefore, the success of our investments in these properties is materially dependent upon the performance of each property’s respective tenants. The financial performance of any one of our tenants is dependent on the tenant’s individual business, its industry and, in many instances, the performance of a larger business network that the tenant may be affiliated with or operate under. The financial performance of any one of our tenants could be adversely affected by poor management, unfavorable economic conditions in general, changes in consumer trends and preferences that decrease demand for a tenant’s products or services or other factors, including the impact of a global pandemic which affects the United States, over which neither they nor we have control. Our portfolio includes properties leased to single tenants that operate in multiple locations, which means we own multiple properties operated by the same tenant. To the extent we own multiple properties operated by one tenant, the general failure of that single tenant or a loss or significant decline in its business could materially and adversely affect us.

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

Most of our properties are occupied by a single tenant. Therefore, the financial failure of, or default in payment by, a tenant under its lease is likely to cause a significant or complete reduction in our rental revenue from that property and possibly a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. This risk is magnified in situations where we lease multiple properties to a single tenant and the financial failure of the tenant’s business affects more than a single property. A failure or default by such a tenant could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties, which could materially and adversely affect us.

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

In addition to general, regional, national, and global economic conditions, our operating performance is impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. Our portfolio includes substantial holdings in Texas as of December 31, 2021 (based on annualized base rent). Our geographic concentrations could adversely affect our operating performance if conditions become less favorable in any of the states or markets within such states in which we have a concentration of properties. Such geographic concentrations could be heightened by the fact that our investments may be concentrated in certain areas that are affected by COVID-19 more than other areas. We cannot assure you that any of our markets will grow, not experience adverse developments or that underlying real estate fundamentals will be favorable to owners and operators of commercial properties. Our operations may also be affected if competing properties are built in our markets. A downturn in the economy in the states or regions in which we have a concentration of properties, or markets within such states or regions, could adversely affect our tenants operating businesses in those states or regions, impair their ability to pay rent to us and thereby, materially and adversely affect us.

We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.

As of December 31, 2021, on an annualized basis, Wells Fargo, our largest tenant, contributed 12% of our total revenue. Our financial performance depends significantly on the financial condition of this tenant. In the future, we may have additional tenant and property concentrations. In the event that one of these tenants, or another tenant that occupies a significant number of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial difficulty or file for bankruptcy, it could have a material adverse effect on us.

Certain of our tenants are not rated by a recognized credit rating agency or do not have an investment grade rating from such an agency. Leases with unrated or non-investment grade rated tenants may be subject to a greater risk of default.

As of December 31, 2021, 55% of our tenants or parent entities thereof (based on annualized straight-line base rent) were not rated or did not have an investment grade credit rating from a recognized rating agency. Leases with non-investment grade or unrated tenants may be subject to a greater risk of default. Unrated tenants or non-investment grade tenants may also be more likely to experience financial weakness or file for bankruptcy than tenants with investment grade credit ratings. When we consider the acquisition of a property with an in-place lease with an unrated or non-investment grade rated tenant or leasing a property to a tenant that does not have a credit rating or does not have an investment grade rating, we evaluate the strength of the proposed tenant’s business at the property level and at a corporate level, if applicable, and may consider the risk of tenant/company insolvency using internally developed methodologies or assessments provided by third parties. If our evaluation of an unrated or non-investment grade tenant’s creditworthiness is inaccurate, the default or bankruptcy risk related to the tenant may be greater than anticipated. In the event that any of our unrated tenants were to experience financial weakness or file for bankruptcy, it could have a material adverse effect on us.

The decrease in demand for retail space may materially and adversely affect us.

As of December 31, 2021, leases representing 92% of the annualized straight-line base rent of our initial portfolio were with tenants operating retail businesses. In the future, we intend to acquire additional properties leased to a single tenant operating a retail business at the property. Accordingly, decreases in the demand for leasing retail space may have a greater adverse effect on us than if we had fewer investments in retail properties. The market for leasing of retail space has historically been adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retail companies, consolidation in the retail industry, the excess amount of retail space in a number of markets and increasing e-commerce pressure. To the extent that adverse conditions arise or continue, they are likely to negatively affect market rents for retail space and could materially and adversely affect us.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

Our results of operations depend on our ability to lease our properties, including renewing expiring leases, leasing vacant space and re-leasing space in properties where leases are expiring, and leasing space related to new project development. In leasing or re-leasing our properties, we may be unable to optimize our tenant mix or execute leases on more economically favorable terms than the prior in-place lease. Our tenants may decline, or may not have the financial resources available, to renew their leases, and there can be no assurance that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew their leases as they expire, we will have to source new tenants to lease our properties, and there can be no assurance that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the previous in-place lease or current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options will not be offered to attract new tenants. We may experience increased costs in connection with re-leasing our properties, which could materially and adversely affect us.

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

Our ability to expand through acquisitions and developments requires us to identify and complete acquisitions and new property developments that are consistent with our investment and growth strategy and our investment criteria and to successfully integrate newly acquired properties into our portfolio. Our Manager continually evaluates investment opportunities for us, but our ability to acquire or develop new properties on favorable terms and successfully operate them may be constrained by the following significant risks:

●	we face competition from commercial developers and other real estate investors with significant capital, including REITs and institutional investment funds, which may be able to accept more risk than we can prudently manage, including risks associated with paying higher acquisition prices;
●	we face competition from other potential acquirers which may significantly increase the purchase price for a property we acquire, which could reduce our growth prospects;
●	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions and developments, including ones that we are unable to complete;
●	we may acquire properties that are not accretive to our results of operations upon acquisition, and we may be unsuccessful in managing and leasing such properties in accordance with our expectations;
●	our cash flow from an acquired or developed property may be insufficient to meet our required principal and interest payments with respect to debt used to finance the acquisition or development of such property;
●	we may discover unexpected issues, such as unknown liabilities, during our due diligence investigation of a potential acquisition or other customary closing conditions may not be satisfied, causing us to abandon an investment opportunity after incurring expenses related thereto;
●	we may fail to obtain financing for an acquisition or new property development on favorable terms or at all;

●	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;
●	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and
●	we may acquire properties subject to (i) liabilities without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination not revealed in Phase I environmental site assessments or otherwise through due diligence, (ii) claims by tenants, vendors or other persons dealing with the former owners of the properties, (iii) liabilities incurred in the ordinary course of business, and (iv) claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If any of these risks are realized, we may be materially and adversely affected.

We may be unable to complete acquisitions of properties owned by CTO that are covered by the ROFO Agreement, and any completed acquisitions of such properties may not yield the returns we expect.

Although the ROFO Agreement provides us with a right of first offer with respect to certain single-tenant, net leased properties owned by CTO, there can be no assurance that CTO will elect to sell these properties in the future. Even if CTO elects to sell these properties in the future, we may be unable to reach an agreement with CTO on the terms of the purchase of such properties or may not have the funds or ability to finance the purchase of such properties. Accordingly, there can be no assurance that we will be able to acquire any properties covered by the ROFO Agreement in the future. Further, even if we are able to acquire properties covered by the ROFO Agreement, there is no guarantee that such properties will be able to maintain their historical performance, or that we will be able to realize the same returns from those properties as CTO.

We face significant competition for tenants, which may adversely impact the occupancy levels of our portfolio or prevent increases of the rental rates of our properties.

We compete with numerous developers, owners and operators of net leased properties, many of which are much larger and own properties similar to ours in the same markets in which our properties are located. The size and financial wherewithal of our competitors may allow them to offer space at rental rates below current market rates or below the rental rates we charge our tenants. As a result, we may lose existing tenants or fail to obtain future tenants, and the downward pressure caused by these other owners, operators and developers may cause us to reduce our rental rates or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our leases expire. Competition for tenants could adversely impact the occupancy levels of our portfolio or prevent increases of the rental rates of our properties, which could materially and adversely affect us.

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

We may in the future redevelop, significantly renovate or otherwise invest additional capital in our properties to improve them and enhance the opportunity for achieving attractive risk-adjusted returns. These activities are subject to a number of risks, including risks associated with construction work and risks of cost overruns due to construction delays or other factors that may increase the expected costs of a project. In addition, we may incur costs in connection with projects that are ultimately not pursued to completion. Any of our redevelopment or renovation projects may be financed. If such financing is not available on acceptable terms, our redevelopment and renovation activities may not be pursued or may be curtailed. In addition, such activities would likely reduce the available borrowing capacity on the Credit Facility or any other credit facilities that we may have in place in the future, which would limit our ability to use those sources of capital for the acquisition of properties and other operating needs. The risks associated with redevelopment and renovation activities, including but not necessarily limited to those noted above, could materially and adversely affect us.

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

In addition, the Internal Revenue Code of 1986, as amended (the “Code”), imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may materially and adversely affect us.

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

There may be environmental liabilities associated with our properties of which we are unaware. We obtain Phase I environmental assessments on all properties acquired. Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. Therefore, there could be undiscovered environmental liabilities on the properties we own. Some of our properties use, or may have used in the past, underground tanks for the storage of petroleum-based products or waste products that could create a potential for release of hazardous substances or penalties if tanks do not comply with legal standards. If environmental contamination exists on our properties, we could be subject to strict, joint and/or several liability for the contamination by virtue of our ownership interest. Some of our properties may contain asbestos-containing materials, or ACM. Environmental laws govern the presence, maintenance and removal of ACM and such laws may impose fines, penalties or other obligations for failure to comply with these requirements or expose us to third-party liability (for example, liability for personal injury associated with exposure to asbestos). Environmental laws also apply to other activities that can occur on a property, such as storage of petroleum products or other hazardous toxic substances, air emissions, water discharges and exposure to lead-based paint. Such laws may impose fines and penalties for violations and may require permits or other governmental approvals to be obtained for the operation of a business involving such activities.

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

As a publicly traded company, we are required to report our financial statements on a consolidated basis. Effective internal controls are necessary for us to accurately report our financial results. Section 404 of the Sarbanes-Oxley Act will require us to evaluate and report on our internal control over financial reporting. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We could be an “emerging growth company” through December 31, 2024 (the last day of the fiscal year following the fifth anniversary of the IPO). An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. There can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Furthermore, as we grow our business, our internal controls will become more complex, and we may require significantly more resources to ensure our internal controls remain effective. Future deficiencies, including any material weakness, in our internal control over financial reporting which may occur could result in misstatements of our results of operations that could require a restatement, failing to meet our public company reporting obligations and causing investors to lose confidence in our reported financial information, which could materially and adversely affect us.

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

We have in the past and may in the future choose to acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.

We have in the past acquired, and may in the future acquire, properties or portfolios of properties through tax deferred contribution transactions in exchange for common or preferred units of limited partnership interest in the Operating Partnership, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

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

In addition to our initial portfolio, we have in the past acquired and may in the future acquire or sell properties that would potentially fit the investment criteria for CTO or its affiliates. Similarly, CTO or its affiliates may acquire or sell properties that would potentially fit our investment criteria. Although such acquisitions or dispositions could present conflicts of interest, we nonetheless may pursue and consummate such transactions. Additionally, we may engage in transactions directly with CTO, our Manager or their affiliates. If we acquire a property from CTO or one of its affiliates or sell a property to CTO or one of its affiliates, the purchase price we pay to CTO or one of its affiliates or the purchase price paid to us by CTO or one of its affiliates may be higher or lower, respectively, than the purchase price that would have been paid to or by us if the transaction were the result of arm’s length negotiations with an unaffiliated third party.

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

If we fail to renew the Management Agreement, or terminate the agreement, other than for a termination for cause, we are obligated to pay our Manager a termination fee equal to three times the sum of (i) the average annual base management fee earned by our Manager during the 24-month period immediately preceding the most recently completed calendar quarter prior to the termination date and (ii) the average annual incentive fee earned by our Manager during the two most recently completed measurement periods (as defined in the Management Agreement) prior to the termination date. Such a payment would likely be a substantial one-time charge that could render unattractive, or not economically feasible, the termination of our Manager, even if it performed poorly. In addition, any termination of the Management Agreement would end our Manager’s obligation to provide us with our executive officers and personnel upon whom we rely for the operation of our business and would also terminate our rights under the ROFO Agreement with CTO, as discussed further herein. As a result of termination of the ROFO Agreement, we would face increased competition from CTO and its affiliates, as well as others, for the acquisition of properties that meet our investment criteria, and our right to acquire certain properties from CTO and its affiliates would be terminated. As a result, the termination of the Management Agreement could materially and adversely affect us.

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

The Management Agreement with our Manager and the ROFO Agreement with CTO were not negotiated on an arm’s-length basis and may not be as favorable to us as if they had been negotiated with unaffiliated third parties.

The Management Agreement with our Manager and the ROFO Agreement with CTO were negotiated between related parties and before our independent directors were elected, and their terms, including the fees payable to our Manager, may not be as favorable to us as if they had been negotiated with unaffiliated third parties. The terms of these agreements may not reflect our long-term best interests and may be overly favorable to CTO, our Manager and their affiliates (other than us and our subsidiaries). Further, we may choose not to enforce, or to enforce less vigorously, our rights under the Management Agreement and the ROFO Agreement because of our desire to maintain our ongoing relationships with our Manager and CTO.

Risks Related to Our Financing Activities

Our growth depends on external sources of capital, including debt financings, that are outside of our control and may not be available to us on commercially reasonable terms or at all.

In order to maintain our qualification as a REIT under the Code, we are required, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we are subject to income tax at the U.S. federal corporate income tax rate to the extent that we distribute less than 100% of our net taxable income. Because of these distribution requirements, we may not have sufficient liquidity from our operating cash flows to fund future capital needs, including any acquisition financing. Consequently, we may rely on third-party sources, including lenders, to fund our capital needs. We may not be able to obtain debt financing on favorable terms or at all. Any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

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

We have entered into certain debt agreements and, in the future, we may incur additional indebtedness to finance future acquisitions and development, redevelopment and renovation projects and for general corporate purposes. There are no restrictions in our charter or bylaws that limit the amount or percentage of indebtedness that we may incur nor restrict the form in which our indebtedness will be incurred (including recourse or non-recourse debt or cross-collateralized debt).

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

Current and future borrowings under our revolving credit facility will bear interest at variable rates. An increase in interest rates would increase our interest payments and reduce our cash flow available for other corporate purposes. In addition, rising interest rates could limit our ability to refinance debt when it matures and increase interest costs on any debt that is refinanced. Further, an increase in interest rates could increase the cost of financing, thereby decreasing the amount third parties are willing to pay for our properties, which would limit our ability to dispose of properties when necessary or desired.

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

Changes in the method pursuant to which LIBOR is determined and planned discontinuation of LIBOR may affect our financial results.

In July 2017, the chief executive of the United Kingdom Financial Conduct Authority, or the FCA, which regulates LIBOR, announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom or elsewhere. On March 5, 2021, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, announced plans to cease publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. If that were to occur, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on certain of our obligations if LIBOR is not reported, which include requesting certain rates from major reference banks in London or New York, or alternatively using LIBOR for the immediately preceding interest period or using the initial interest rate, as applicable, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form. Although regulators and IBA have made clear that the recent announcements should not be read to say that LIBOR has ceased or will cease, we cannot make assurances that LIBOR will survive in its current form, or at all.

In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board (the “ARRC”) and the Federal Reserve Bank of New York. On July 29, 2021, the ARRC formally recommended the Secured Overnight Financing Rate, or SOFR, as its preferred alternative replacement rate for LIBOR, and on December 3, 2021, the ARRC announced statutory fallback recommendations for one week and two month USD LIBOR tenors. The Federal Reserve Bank of New York began publishing SOFR rates in 2018. The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate versus SOFR which is a secured lending rate, and SOFR being an overnight rate versus LIBOR which reflects term rates at different maturities. These and other differences create the potential for basis risk between the two rates. The impact of any basis risk between LIBOR and SOFR may negatively affect our operating results. Any of these alternative methods may result in interest rates that are higher than if LIBOR were available in its current form, which could have a material adverse effect on our results. Although SOFR is the ARRC’s recommended replacement rate, whether or not SOFR attains market traction as a LIBOR replacement tool remains in question.

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

As of December 31, 2021, we owned 87.1% of the OP Units issued by the Operating Partnership. However, in connection with our future acquisition activities or otherwise, we may issue additional OP Units to third parties. Such issuances would reduce our ownership in the Operating Partnership.

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

In order for us to maintain our qualification as a REIT for each taxable year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts and some charitable trusts. To assist us in complying with these limitations, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. These ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

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

The Operating Partnership has in the past and may in the future issue additional OP Units without the consent of our stockholders, which could have a dilutive effect on our stockholders.

The Operating Partnership has in the past and may in the future issue additional OP Units to third parties without the consent of our stockholders, which would reduce our ownership percentage in the Operating Partnership and may have a dilutive effect on the amount of distributions made to us by the Operating Partnership and, therefore, the amount of distributions we may make to our stockholders. Any such issuances, or the perception of such issuances, could materially and adversely affect the market price of our common stock.

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

We believe that our organization and method of operation have enabled us to meet the requirements for qualification and taxation as a REIT and we intend to continue to be organized and operate in such a manner. However, we cannot assure you that we will qualify and remain qualified as a REIT. Moreover, our qualification and taxation as a REIT depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the U.S. federal tax laws. Accordingly, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

●	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;
●	we could be subject to increased state and local taxes; and
●	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

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

We may satisfy the 90% distribution test with taxable distributions of our common stock. The Internal Revenue Service (“IRS”) has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by “publicly offered REITs.” Pursuant to Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. On November 30, 2021, the IRS issued Revenue Procedure 2021-53, which temporarily reduces (through June 30, 2022) the minimum amount of the total distribution that must be available in cash to 10%.

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

In order for us to maintain our qualification as a REIT, five or fewer individuals, as defined in the Code, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding capital stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our shares of capital stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of capital stock during at least 335 days of each taxable year other than our initial REIT taxable year. To help ensure that we meet these tests, our charter restricts the acquisition and ownership of shares of our capital stock.

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

As with other publicly traded securities, the market price of our common stock depends on various factors, which may change from time to time and/or may be unrelated to our financial condition, results of operations or cash flows. These factors may cause significant fluctuations or volatility in the market price of our common stock. These factors include, but are likely not limited to, the following:

●	our financial condition and operating performance and the financial condition or performance of other similar companies;
●	actual or anticipated differences in our quarterly or annual operating results than expected;
●	changes in our revenues, Funds From Operations (“FFO”), Adjusted Funds From Operations (“AFFO”), or earnings estimates or recommendations by securities analysts;
●	publication of research reports about us or the real estate industry generally;
●	increases in market interest rates, which may lead investors to demand a higher distribution yield for shares of our common stock, and could result in increased interest expense on our debt;
●	adverse market reaction to any increased indebtedness we incur in the future;
●	actual or anticipated changes in our and our tenants’ businesses or prospects, including as a result of the impact of a global pandemic, including the COVID-19 Pandemic;
●	the current state of the credit and capital markets, and our ability and the ability of our tenants to obtain financing on favorable terms;
●	conflicts of interest with CTO and its affiliates, including our Manager;
●	the termination of our Manager or additions and departures of key personnel of our Manager;
●	increased competition in our markets;
●	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business or growth strategies;
●	the passage of legislation or other regulatory developments that adversely affect us or our industry;
●	adverse speculation in the press or investment community;
●	actions by institutional stockholders;
●	the extent of investor interest in our securities;
●	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
●	investor confidence in the stock and bond markets, generally;
●	changes in tax laws;
●	equity issuances by us (including the issuances of OP Units), or common stock resales by our stockholders, or the perception that such issuances or resales may occur;

●	volume of average daily trading and the amount of our common stock available to be traded;
●	changes in accounting principles;
●	failure to maintain our qualification as a REIT;
●	failure to comply with the rules of the NYSE or maintain the listing of our common stock on the NYSE;
●	terrorist acts, natural or man-made disasters, including global pandemics impacting the United States, or threatened or actual armed conflicts; and
●	general market and local, regional and national economic conditions, including factors unrelated to our operating performance and prospects.

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

Sales of substantial amounts of our common stock in the public markets or the perception that they might occur, could reduce the price of our common stock and may dilute the voting power of our then-existing common stockholders and such common stockholders’ ownership interest in us.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for our then-existing common stockholders to sell their shares of common stock at a time and price that such common stockholders deem appropriate.

The shares of our common stock that we sold in the IPO may be resold immediately in the public market unless they are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act. The common stock purchased by CTO in the CTO Private Placement and in the IPO and the shares of common stock underlying the OP Units issued in the Formation Transactions are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. As a result of the registration rights agreement that we entered into with CTO, the shares of our common stock purchased by CTO in the CTO Private Placement may be eligible for future sale without restriction. Sales of a substantial number of such shares, or the perception that such sales may occur, could cause the market price of our common stock to fall or make it more difficult for our then-existing common stockholders to sell their common stock at a time and price that such common stockholders deem appropriate.

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

Since late December 2019, the COVID-19 Pandemic has spread globally, including every state in the United States. The COVID-19 Pandemic has had, and other future pandemics could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 Pandemic and its variants have significantly adversely impacted global economic activity and produced significant volatility in the global financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.

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

The extent to which the COVID-19 Pandemic impacts our operations, and those of our tenants, will depend on future developments, which are highly uncertain and cannot be predicted with any degree of certainty, including the scope, severity and duration of the COVID-19 Pandemic, and the impact of actions taken by governmental and health organizations to contain the COVID-19 Pandemic or mitigate its impact, and the direct and indirect economic effects of the COVID-19 Pandemic and containment measures, among others. Additional closures by our tenants of their businesses and early terminations by our tenants of their leases could reduce our cash flows, which could impact our ability to continue paying dividends to our stockholders at expected levels, or at all. The rapid onset of the COVID-19 Pandemic and the continued uncertainty of its duration and long-term impact precludes any prediction of the magnitude of the adverse impact on the U.S. economy, our tenant’s businesses and ours. Consequently, the COVID-19 Pandemic presents material uncertainty and risk with respect to our business operations, our Manager’s business, and therefore, our financial condition, results of operations, and cash flows. Further, many risk factors set forth in this Annual Report on Form 10-K for the year ended December 31, 2021, should be interpreted as heightened risks as a result of the impact of the COVID-19 Pandemic.

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

We are subject to risks related to corporate social responsibility.

Our business faces public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our reputation if we or affiliates of our Manager fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new legislative or regulatory initiatives related to ESG could adversely affect our business.

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

We wish to caution readers that the assumptions, which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2021, and thereafter, include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the strength of the real estate market; the impact of a prolonged recession or downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, and national economic conditions affecting the real estate development business and properties; the impact of competitive real estate activity; the loss of any major property tenants; the ultimate geographic spread, severity and duration of pandemics such as the recent outbreak of COVID-19 and its variants, actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the global economy and our financial condition and results of operations; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None

ITEM 2.            PROPERTIES

Our principal offices are located at 1140 N. Williamson Blvd., Suite 140, Daytona Beach, Florida 32114. Our telephone number is (386) 274-2202.

As of December 31, 2021, the Company owns 113 net leased retail and office buildings located in 32 states (refer to Item 1. “Business”).

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

As of February 3, 2022, there were 79 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” through banks, brokers and others for the benefit of beneficial owners who may vote the shares.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2021, which were not previously reported.

ITEM 6.             [Reserved]

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When we refer to “we,” “us,” “our,” “PINE,” or “the Company,” we mean Alpine Income Property Trust, Inc. and its consolidated subsidiaries. References to “Notes to Financial Statements” refer to the Notes to the Consolidated and Combined Financial Statements of Alpine Income Property Trust, Inc. included in Item 8 of this Annual Report on Form 10-K. Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K or any document incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-K.

The following discussion and analysis should be read in conjunction with the consolidated and combined financial statements and related notes included elsewhere in this report.

Overview

Alpine Income Property Trust, Inc. is a Maryland corporation that conducts its operations so as to qualify as a REIT for U.S. federal income tax purposes. Substantially all of the operations are conducted through our Operating Partnership.

We seek to acquire, own and operate primarily freestanding, commercial real estate properties located in the United States leased primarily pursuant to triple-net, long-term leases. We focus on investments primarily in retail properties. We target tenants in industries that we believe are favorably impacted by current macroeconomic trends that support consumer spending, such as strong and growing employment and positive consumer sentiment, as well as tenants in industries that have demonstrated resistance to the impact of the growing e-commerce retail sector or who use a physical presence as a component of their omnichannel strategy. We also seek to invest in properties that are net leased to tenants that we determine have attractive credit characteristics, stable operating histories and healthy rent coverage levels, are well-located within their respective markets and have rents at-or-below market rent levels. Furthermore, we believe that the size of our company allows us, for at least the near term, to focus our investment activities on the acquisition of single properties or smaller portfolios of properties that represent a transaction size that most of our publicly-traded net lease REIT peers will not pursue on a consistent basis.

Our strategy for investing in income-producing properties is focused on factors including, but not limited to, long-term real estate fundamentals, including those markets experiencing significant economic growth. We employ a methodology for evaluating targeted investments in income-producing properties which includes an evaluation of: (i) the attributes of the real estate (e.g., location, market demographics, comparable properties in the market, etc.); (ii) an evaluation of the existing tenant(s) (e.g., credit-worthiness, property level sales, tenant rent levels compared to the market, etc.); (iii) other market-specific conditions (e.g., tenant industry, job and population growth in the market, local economy, etc.); and (iv) considerations relating to the Company’s business and strategy (e.g., strategic fit of the asset type, property management needs, alignment with the Company’s structure, etc.).

Our operating results for the year ended December 31, 2021 were in-line with our expectations and primarily driven by our investment activity of acquiring net lease properties at valuations and yields generally consistent with our target investment parameters.

During the year ended December 31, 2021, the Company acquired 68 properties for total acquisition volume of $260.3 million.  During the year ended December 31, 2021, the Company disposed of three properties for an aggregate sales price of $28.3 million, generating combined gains on sale of $9.7 million.

As of December 31, 2021, we owned 113 properties with an aggregate gross leasable area of 3.3 million square feet, located in 32 states, with a weighted average remaining lease term of 7.9 years. Our portfolio was 100% leased as of December 31, 2021.

Historical Financial Information

The following table summarizes our selected historical financial information for each of the last three fiscal years (in thousands, except per share and dividend data). The selected financial information has been derived from our audited consolidated and combined financial statements.

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019

	The Company			Predecessor
Total Revenues	$30,128	$19,248	$1,394	$11,837

Net Income (Loss) From Operations	$15,164	$2,610	$(4)	$3,631

Net Income (Loss)	$11,462	$1,146	$(45)	$3,631
Less: Net (Income) Loss Attributable to Noncontrolling Interest	(1,498)	(161)	6	—
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$9,964	$985	$(39)	$3,631

Net Income (Loss) Per Share Attributable to Alpine Income Property Trust, Inc.
Basic	$1.02	$0.13	$—	N/A
Diluted	$0.89	$0.11	$—	N/A

Dividends Declared and Paid	$1.015	$0.820	$0.058	N/A

Balance Sheet Data (in thousands):

	As of December 31,
	2021	2020
Total Real Estate, at Cost	$444,408	$225,889
Real Estate—Net	$428,989	$219,339
Cash and Cash Equivalents	$8,851	$1,894
Intangible Lease Assets—Net	$58,821	$36,881
Straight-Line Rent Adjustment	$1,838	$2,045
Other Assets	$6,369	$2,081
Total Assets	$505,514	$262,240
Accounts Payable, Accrued Expenses, and Other Liabilities	$2,363	$1,984
Prepaid Rent and Deferred Revenue	$2,033	$1,055
Intangible Lease Liabilities—Net	$5,476	$3,299
Long-Term Debt	$267,740	$106,809
Total Liabilities	$277,612	$113,147
Total Equity	$227,902	$149,093

Non-GAAP Financial Measures

Our reported results are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We also disclose FFO and AFFO, both of which are non-GAAP financial measures. We believe these two non-GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs.

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

We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as GAAP net income or loss adjusted to exclude extraordinary items (as defined by GAAP), net gain or loss from sales of depreciable real estate assets, impairment write-downs associated with depreciable real estate assets and real estate related depreciation and amortization, including the pro rata share of such adjustments of unconsolidated subsidiaries. To derive AFFO, we modify the NAREIT computation of FFO to include other adjustments to GAAP net income related to non-cash revenues and expenses such as straight-line rental revenue, amortization of deferred financing costs, amortization of above- and below-market lease related intangibles, non-cash compensation, and other non-cash income or expense. Such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. We use AFFO as one measure of our performance when we formulate corporate goals.

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

Reconciliation of Non-GAAP Measures (in thousands, except share data):

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019

	The Company			Predecessor
Net Income (Loss)	$11,462	$1,146	$(45)	$3,631
Depreciation and Amortization	15,939	9,949	687	4,859
Gain on Disposition of Assets	(9,675)	(287)	—	—
Funds From Operations	$17,726	$10,808	$642	$8,490
Adjustments:
Straight-Line Rent Adjustment	(607)	(1,524)	(68)	(410)
COVID-19 Rent Repayments (Deferrals), Net	430	(378)	—	—
Non-Cash Compensation	309	268	4	509
Amortization of Deferred Financing Costs to Interest Expense	362	188	16	—
Amortization of Deferred Expenses to Lease Income	—	—	—	277
Amortization of Intangible Assets and Liabilities to Lease Income	(257)	(108)	(5)	(234)
Other Non-Cash (Income) Expense	(18)	(22)	—	—
Recurring Capital Expenditures	(41)	(43)	—	—
Non-Recurring Acquisition Cost Charge	—	—	216	—
Adjusted Funds From Operations	$17,904	$9,189	$805	$8,632

Weighted Average Number of Common Shares:
Basic	9,781,066	7,588,349	7,902,737	N/A
Diluted	11,246,227	8,812,203	9,126,591	N/A

Other Data (in thousands, except per share data):

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019

	The Company			Predecessor
FFO	$17,726	$10,808	$642	$8,490
FFO per Diluted Share	$1.58	$1.23	$0.07	N/A

AFFO	$17,904	$9,189	$805	$8,632
AFFO per Diluted Share	$1.59	$1.04	$0.09	N/A

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2021 AND 2020

The following presents the Company’s results of operations for the year ended December 31, 2021, as compared to the year ended December 31, 2020 (in thousands):

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	$ Variance	% Variance
Revenues:
Lease Income	$30,128	$19,248	$10,880	56.5%
Total Revenues	30,128	19,248	10,880	56.5%
Operating Expenses:
Real Estate Expenses	3,673	2,316	1,357	58.6%
General and Administrative Expenses	5,027	4,660	367	7.9%
Depreciation and Amortization	15,939	9,949	5,990	60.2%
Total Operating Expenses	24,639	16,925	7,714	45.6%
Gain on Disposition of Assets	9,675	287	9,388	3271.1%
Net Income From Operations	15,164	2,610	12,554	481.0%
Interest Expense	3,702	1,464	2,238	152.9%
Net Income	11,462	1,146	10,316	900.2%
Less: Net Income Attributable to Noncontrolling Interest	(1,498)	(161)	(1,337)	(830.4%)
Net Income Attributable to Alpine Income Property Trust, Inc.	$9,964	$985	$8,979	911.6%

Revenue and Direct Cost of Revenues

Revenue from our property operations during the years ended December 31, 2021 and 2020 totaled $30.1 million and $19.2 million, respectively. The increase in revenues is reflective of the Company’s volume of acquisitions. The direct costs of revenues for our property operations totaled $3.7 million and $2.3 million during the years ended December 31, 2021 and 2020, respectively. The increase in the direct cost of revenues is also attributable to the Company’s expanded property portfolio.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the year ended December 31, 2021 as compared to the year ended December 31, 2020 (in thousands):

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	$ Variance	% Variance
Management Fee to Manager	$3,182	$2,554	$628	24.6%
Director Stock Compensation Expense	309	268	41	15.3%
Director & Officer Insurance Expense	499	459	40	8.7%
Additional General and Administrative Expense	1,037	1,379	(342)	(24.8)%
Total General and Administrative Expenses	$5,027	$4,660	$367	7.9%

General and administrative expenses totaled $5.0 million and $4.7 million during the years ended December 31, 2021 and 2020, respectively. The $0.4 million increase is primarily attributable to growth in the Company’s equity base, which led to increased management fee expenses totaling $0.6 million.

Depreciation and Amortization

Depreciation and amortization expense totaled $15.9 million and $9.9 million during the years ended December 31, 2021 and 2020, respectively. The $6.0 million increase in the depreciation and amortization expense is reflective of the Company’s expanded property portfolio.

Interest Expense

Interest expense totaled $3.7 million and $1.5 million during the years ended December 31, 2021 and 2020, respectively. The $2.2 million increase in interest expense is attributable to the higher average outstanding debt balance during the year ended December 31, 2021 as compared to the same period in 2020. The overall increase in the Company’s long-term debt was primarily utilized to fund the acquisition of properties during 2021 and 2020.

Net Income (Loss)

Net income (loss) totaled $11.5 million and $1.1 million during the years ended December 31, 2021 and 2020, respectively. The increase in net income is attributable to the factors described above in addition to the $9.7 million gain on disposition of assets during the year ended December 31, 2021, an increase of $9.4 million from the comparable prior year period.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2020, THE PERIOD FROM NOVEMBER 26, 2019 TO DECEMBER 31, 2019, AND THE PREDECESSOR PERIOD FROM JANUARY 1, 2019 TO NOVEMBER 25, 2019

The following presents the Company’s results of operations for the year ended December 31, 2020, as compared to the period from November 26, 2019 to December 31, 2019 and the Predecessor period from January 1, 2019 to November 25, 2019 (in thousands)(1):

	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019

	The Company		Predecessor
Revenues:
Lease Income	$19,248	$1,394	$11,837
Total Revenues	19,248	1,394	11,837
Operating Expenses:
Real Estate Expenses	2,316	372	1,664
General and Administrative Expenses	4,660	339	1,683
Depreciation and Amortization	9,949	687	4,859
Total Operating Expenses	16,925	1,398	8,206
Gain on Disposition of Assets	287	—	—
Net Income (Loss) From Operations	2,610	(4)	3,631
Interest Expense	1,464	41	—
Net Income (Loss)	1,146	(45)	3,631
Less: Net (Income) Loss Attributable to Noncontrolling Interest	(161)	6	—
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$985	$(39)	$3,631
(1)	Results of operations prior to November 26, 2019 represent the Predecessor activity of CTO. Subsequent to November 26, 2019, upon the acquisition of the initial portfolio from CTO, the results of operations are presented on a new basis of accounting pursuant to ASC 805-10.

Revenue and Direct Cost of Revenues

Revenue from our property operations totaled $19.3 million during the year ended December 31, 2020, $1.4 million during the period from November 26, 2019 to December 31, 2019 and $11.8 million during the Predecessor period from January 1, 2019 to November 25, 2019. The increase in revenues is reflective of the Company’s volume of acquisitions. The direct costs of revenues for our property operations totaled $2.3 million during the year ended December 31, 2020, $0.4 million during the period from November 26, 2019 to December 31, 2019, and $1.7 million during the Predecessor period from January 1, 2019 to November 25, 2019. The increase in the direct cost of revenues is also attributable to the Company’s expanded property portfolio.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the year ended December 31, 2020 as compared to the period from November 26, 2019 to December 31, 2019 and the Predecessor period from January 1, 2019 to November 25, 2019 (in thousands):

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

Depreciation and Amortization

Depreciation and amortization expense totaled $9.9 million during the year ended December 31, 2020, $0.7 million  during the period from November 26, 2019 to December 31, 2019, and $4.9 million during the Predecessor period from January 1, 2019 to November 25, 2019.  The increase in the depreciation and amortization expense is reflective of the Company’s expanded property portfolio.

Interest Expense

Interest expense totaled $1.5 million during the year ended December 31, 2020, less than $0.1 million during the period from November 26, 2019 to December 31, 2019, and zero during the Predecessor period from January 1, 2019 to November 25, 2019. The increase in interest expense is related to the outstanding balance on the Company’s Credit Facility to fund the acquisition of 29 properties during the year ended December 31, 2020.

Net Income (Loss)

Net income (loss) totaled $1.1 million for the year ended December 31, 2020, less than $(0.1) million for the period from November 26, 2019 to December 31, 2019, and $3.6 million for the Predecessor period from January 1, 2019 to November 25, 2019. The decrease in net income for the year ended December 31, 2020, as compared to the period from November 26, 2019 to December 31, 2019 and the Predecessor period from January 1, 2019 to November 25, 2019 is attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents. Cash totaled $9.5 million at December 31, 2021, including restricted cash of $0.6 million, of which restricted cash balance is being held in a capital replacement and leasing commissions reserve account in connection with our financing of six properties.

Long-Term Debt. As of December 31, 2021, the Company had $51.0 million available on the Credit Facility. See Note 9, “Long-Term Debt” in the notes to the consolidated and combined financial statements in Item 8 for the Company’s disclosure related to its long-term debt balance at December 31, 2021.

Acquisitions and Investments. As noted previously, the Company acquired 68 properties during the year ended December 31, 2021 for an aggregate purchase price of $260.3 million, as further described in Note 4 “Property Portfolio” in the notes to the consolidated and combined financial statements in Item 8.

Dispositions. During the year ended December 31, 2021, the Company disposed of three properties for a total disposition volume of $28.3 million, generating aggregate gains of $9.7 million, as further described in Note 4 “Property Portfolio” in the notes to the consolidated and combined financial statements in Item 8.

Capital Expenditures. As of December 31, 2021, the Company had no commitments related to capital expenditures.

The Company is contractually obligated under its various long-term debt agreements. In the aggregate, the Company is obligated under such agreements to repay $269.0 million on long-term basis, to be repaid in excess of one year, with no payments due within one year.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations and $51.0 million of available capacity on the existing $150.0 million Credit Facility, based on our current borrowing base of properties, as of December 31, 2021.

The Board and management consistently review the allocation of capital with the goal of providing the best long-term return for our stockholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing the Company’s securities, and retaining funds for reinvestment. Annually, the Board reviews our business plan and corporate strategies, and makes adjustments as circumstances warrant. Management’s focus is to continue our strategy of investing in net leased properties by utilizing the capital we raised in the IPO and available borrowing capacity from the Credit Facility to increase our portfolio of income-producing properties, providing stabilized cash flows with strong risk-adjusted returns primarily in larger metropolitan areas and growth markets.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled 68 properties for a combined purchase price of $260.3 million for the year ended December 31, 2021 and 29 properties for a combined purchase price of $116.6 million for the year ended December 31, 2020.

See Note 3, “Summary of Significant Accounting Policies”, for further discussion of the Company’s accounting estimates and policies.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and our CFO, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be set forth herein will be included in the Company’s definitive proxy statement for its 2022 annual stockholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2021 (the “Proxy Statement”), which sections are incorporated herein by reference.

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

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. FINANCIAL STATEMENTS

The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	F-2
Consolidated Balance Sheets as of December 31, 2021 and 2020	F-3

Consolidated Statements of Operations for the year ended December 31, 2021 (the Company), the year ended December 31, 2020 (the Company), and for the period from November 26, 2019 to December 31, 2019 (the Company) and Combined Statements of Operations for the period from January 1, 2019 to November 25, 2019 (Predecessor)

F-4

Consolidated Statements of Comprehensive Income for the year ended December 31, 2021 (the Company), the year ended December 31, 2020 (the Company) and for the period from November 26, 2019 to December 31, 2019 (the Company), and Combined Statements of Comprehensive Income for the period from January 1, 2019 to November 25, 2019 (Predecessor)

F-5

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2021 (the Company), the year ended December 31, 2020 (the Company), and for the period from November 26, 2019 to December 31, 2019 (the Company) and Combined Statements of Stockholders’ Equity for the period from January 1, 2019 to November 25, 2019 (Predecessor)

F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2021 (the Company), the year ended December 31, 2020 (the Company), and for the period from November 26, 2019 to December 31, 2019 (the Company) and Combined Statements of Cash Flows for the period from January 1, 2019 to November 25, 2019 (Predecessor)

F-7
Notes to Consolidated and Combined Financial Statements	F-9

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

First Amendment to the Purchase and Sale Agreement, dated April 20, 2021, among Alpine Income Property OP, LP, Bluebird Arrowhead Phoenix LLC, Golden Arrow Clermont FL LLC, Bluebird Germantown MD LLC, Golden Arrow Charlotte NC LLC, CTLC Golden Arrow Katy LLC, and Bluebird Renton WA LLC (incorporated by reference to Exhibit 2.1a to the Company’s Quarterly Report on Form 10-Q filed on April 22, 2021).

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

10.21	Third Amendment to Credit Agreement dated as of May 19, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2021).

10.22

Credit Agreement, dated as of May 21, 2021, among Alpine Income Property, OP, LP, Alpine Income Property Trust, Inc., the other Guarantors from time to time parties thereto, Truist Bank, N.A., Bank of Montreal, Raymond James Bank, N.A. and Stifel Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2021).

10.23

Loan Agreement among CTO Realty Growth, Inc. (f.k.a. Consolidated-Tomoka Land Co.) and affiliates of CTO Realty Growth, Inc. named therein, as borrowers, and Wells Fargo Bank, National Association, dated September 30, 2014, as assumed by Alpine Income Property Trust, Inc. and affiliates of Alpine Income Property Trust, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 22, 2021).

10.24

Assumption Agreement by and among Wilmington Trust, National Association, as trustee, for the benefit of the registered holders of WFRBS Commercial Mortgage Trust 2014-C24, Commercial Mortgage Pass-Through Certificates, Series 2014-C24, CTO Realty Growth, Inc., Alpine Income Property Trust, Inc., PINE21 Acquisitions LLC and certain other entities named therein, made as of June 30, 2021 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on July 22, 2021).

10.25

Credit Agreement, dated as of September 30, 2021, among Alpine Income Property, OP, LP, Alpine Income Property Trust, Inc., the other Guarantors from time to time parties thereto, the Lenders from time to time parties thereto, and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 21, 2021).

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

ALPINE INCOME PROPERTY TRUST, INC.

Date: February 10, 2022	By:	/S/ JOHN P. ALBRIGHT
John P. Albright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 10, 2022	President and Chief Executive Officer (Principal Executive Officer), and Director	/S/ JOHN P. ALBRIGHT

February 10, 2022	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	/S/ MATTHEW M. PARTRIDGE

February 10, 2022	Vice President and Chief Accounting Officer (Principal Accounting Officer)	/S/ LISA M. VORAKOUN

February 10, 2022	Chairman of the Board, Director	/S/ ANDREW C. RICHARDSON

February 10, 2022	Director	/S/ MARK O. DECKER, JR.

February 10, 2022	Director	/S/ M. CARSON GOOD

February 10, 2022	Director	/S/ JEFFREY S. YARCKIN

February 10, 2022	Director	/S/ RACHEL E. WEIN

ALPINE INCOME PROPERTY TRUST, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2021 and 2020	F-3

Consolidated Statements of Operations for the year ended December 31, 2021 (the Company), the year ended December 31, 2020 (the Company), and for the period from November 26, 2019 to December 31, 2019 (the Company) and Combined Statements of Operations for the period from January 1, 2019 to November 25, 2019 (Predecessor)

F-4

Consolidated Statements of Comprehensive Income for the year ended December 31, 2021 (the Company), the year ended December 31, 2020 (the Company), and for the period from November 26, 2019 to December 31, 2019 (the Company) and Combined Statements of Comprehensive Income for the period from January 1, 2019 to November 25, 2019 (Predecessor)

F-5

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2021 (the Company), the year ended December 31, 2020 (the Company), and for the period from November 26, 2019 to December 31, 2019 (the Company) and Combined Statements of Stockholders’ Equity for the period from January 1, 2019 to November 25, 2019 (Predecessor)

F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2021 (the Company), the year ended December 31, 2020 (the Company), and for the period from November 26, 2019 to December 31, 2019 (the Company) and Combined Statements of Cash Flows for the period from January 1, 2019 to November 25, 2019 (Predecessor)

F-7
Notes to Consolidated and Combined Financial Statements	F-9

f-1

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Alpine Income Property Trust, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Alpine Income Property Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years ended December 31, 2021 and 2020, and for the period from November 26, 2019 to December 31, 2019 (Company), and the combined statements of operations, comprehensive income, stockholders’ equity and cash flows for the period from January 1, 2019 to November 25, 2019 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 (Company), and the results of their operations and their cash flows for the years ended December 31, 2021 and 2020 and for the period from November 26, 2019 to December 31, 2019 (Company), and the period from January 1, 2019 to November 25, 2019 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

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

Orlando, Florida

February 10, 2022

f-2

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	December 31, 2021	December 31, 2020
ASSETS
Real Estate:
Land, at Cost	$178,172	$83,210
Building and Improvements, at Cost	266,236	142,679
Total Real Estate, at Cost	444,408	225,889
Less, Accumulated Depreciation	(15,419)	(6,550)
Real Estate—Net	428,989	219,339
Cash and Cash Equivalents	8,851	1,894
Restricted Cash	646	—
Intangible Lease Assets—Net	58,821	36,881
Straight-Line Rent Adjustment	1,838	2,045
Other Assets	6,369	2,081
Total Assets	$505,514	$262,240
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$2,363	$1,984
Prepaid Rent and Deferred Revenue	2,033	1,055
Intangible Lease Liabilities—Net	5,476	3,299
Long-Term Debt	267,740	106,809
Total Liabilities	277,612	113,147
Commitments and Contingencies—See Note 16
Equity:
Preferred Stock, $0.01 par value per share, 100 million shares authorized, no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common Stock, $0.01 par value per share, 500 million shares authorized, 11,454,815 shares issued and outstanding as of December 31, 2021 and 7,458,755 shares issued and outstanding as of December 31, 2020	114	75
Additional Paid-in Capital	200,906	132,878
Dividends in Excess of Net Income	(6,419)	(5,713)
Accumulated Other Comprehensive Income (Loss)	1,922	(481)
Stockholders' Equity	196,523	126,759
Noncontrolling Interest	31,379	22,334
Total Equity	227,902	149,093
Total Liabilities and Equity	$505,514	$262,240

The accompanying notes are an integral part of these consolidated and combined financial statements.

f-3

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019

	The Company			Predecessor
Revenues:
Lease Income	$30,128	$19,248	$1,394	$11,837
Total Revenues	30,128	19,248	1,394	11,837
Operating Expenses:
Real Estate Expenses	3,673	2,316	372	1,664
General and Administrative Expenses	5,027	4,660	339	1,683
Depreciation and Amortization	15,939	9,949	687	4,859
Total Operating Expenses	24,639	16,925	1,398	8,206
Gain on Disposition of Assets	9,675	287	—	—
Net Income From Operations	15,164	2,610	(4)	3,631
Interest Expense	3,702	1,464	41	—
Net Income (Loss)	11,462	1,146	(45)	3,631
Less: Net (Income) Loss Attributable to Noncontrolling Interest	(1,498)	(161)	6	—
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$9,964	$985	$(39)	$3,631

Per Common Share Data:
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.
Basic	$1.02	$0.13	$—	N/A
Diluted	$0.89	$0.11	$—	N/A

Weighted Average Number of Common Shares:
Basic	9,781,066	7,588,349	7,902,737	N/A
Diluted	11,246,227	8,812,203	9,126,591	N/A

The accompanying notes are an integral part of these consolidated and combined financial statements.

f-4

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019

	The Company			Predecessor
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$9,964	$985	$(39)	$3,631
Other Comprehensive Income (Loss)
Cash Flow Hedging Derivative - Interest Rate Swaps	2,403	(481)	—	—
Total Other Comprehensive Income (Loss)	2,403	(481)	—	—
Total Comprehensive Income (Loss)	$12,367	$504	$(39)	$3,631

The accompanying notes are an integral part of these consolidated and combined financial statements.

f-5

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Predecessor Equity	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Noncontrolling Interest	Total Equity
Predecessor
Balance January 1, 2019	$124,189	$—	$—	$—	$—	$124,189	$—	$124,189
Net Income	3,631	—	—	—	—	3,631	—	3,631
Stock Compensation Expense from CTO Realty Growth, Inc.	509	—	—	—	—	509	—	509
Net Transactions with CTO Realty Growth, Inc.	19,447	—	—	—	—	19,447	—	19,447
Balance November 25, 2019	$147,776	$—	$—	$—	$—	$147,776	$—	$147,776

	Predecessor Equity	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Noncontrolling Interest	Total Equity
The Company
Balance November 26, 2019	$—	$—	$—	$—	$—	$—	$—	$—
Net Loss	—	—	—	(39)	—	(39)	(6)	(45)
Proceeds from Initial Public Offering	—	75	142,425	—	—	142,500	—	142,500
Proceeds from Private Placement	—	4	7,497	—	—	7,501	—	7,501
Operating Units Issued	—	—	—	—	—	—	23,253	23,253
Payment of Initial Public Offering Transaction Costs	—	—	(11,978)	—	—	(11,978)	—	(11,978)
Stock Issuance to Directors	—	—	4	—	—	4	—	4
Cash Dividend ($0.058 per share)	—	—	—	(459)	—	(459)	(71)	(530)
Balance December 31, 2019	—	79	137,948	(498)	—	137,529	23,176	160,705
Net Income	—	—	—	985	—	985	161	1,146
Stock Repurchase	—	(4)	(5,010)	—	—	(5,014)	—	(5,014)
Payment of Shelf Registration and ATM Transaction Costs	—	—	(298)	—	—	(298)	—	(298)
Stock Issuance to Directors	—	—	238	—	—	238	—	238
Cash Dividend ($0.820 per share)	—	—	—	(6,200)	—	(6,200)	(1,003)	(7,203)
Other Comprehensive Loss	—	—	—	—	(481)	(481)	—	(481)
Balance December 31, 2020	—	75	132,878	(5,713)	(481)	126,759	22,334	149,093
Net Income	—	—	—	9,964	—	9,964	1,498	11,462
Stock Issuance to Directors	—	—	297	—	—	297	—	297
Stock Issuance, Net of Equity Issuance Costs	—	39	67,731	—	—	67,770	—	67,770
Operating Units Issued	—	—	—	—	—	—	9,041	9,041
Cash Dividend ($1.015 per share)	—	—	—	(10,670)	—	(10,670)	(1,494)	(12,164)
Other Comprehensive Income	—	—	—	—	2,403	2,403	—	2,403
Balance December 31, 2021	$—	$114	$200,906	$(6,419)	$1,922	$196,523	$31,379	$227,902

The accompanying notes are an integral part of these consolidated and combined financial statements.

f-6

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019

	The Company			Predecessor
Cash Flow From Operating Activities:
Net Income (Loss)	$11,462	$1,146	$(45)	$3,631
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	15,939	9,949	687	4,859
Amortization of Intangible Lease Assets and Liabilities to Lease Income	(257)	(108)	(5)	(234)
Amortization of Deferred Financing Costs to Interest Expense	362	188	16	—
Amortization of Deferred Expenses to Lease Income	—	—	—	277
Gain on Disposition of Assets	(9,675)	(287)	—	—
Non-Cash Compensation	309	268	4	509
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(607)	(1,524)	(68)	(410)
COVID-19 Rent Repayments	430	(378)	—	—
Other Assets	(2,413)	(830)	(787)	(500)
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	673	2	1,472	(243)
Prepaid Rent and Deferred Revenue	977	968	88	(343)
Net Cash Provided By Operating Activities	17,200	9,394	1,362	7,546
Cash Flow From Investing Activities:
Acquisition of Real Estate, Including Capitalized Expenditures	(223,407)	(118,808)	(125,919)	(27,001)
Proceeds from Disposition of Assets	27,415	4,933	—	—
Net Cash Used In Investing Activities	(195,992)	(113,875)	(125,919)	(27,001)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	294,622	115,500	—	—
Payments on Long-Term Debt	(162,431)	(8,691)	—	—
Cash Paid for Loan Fees	(1,402)	(261)	(594)	—
Repurchase of Common Stock	—	(5,014)	—	—
Cash Received from Initial Public Offering	—	—	142,500	—
Cash Received from Private Placement	—	—	7,501	—
Cash Paid for Initial Public Offering Transaction Costs	—	—	(11,978)	—
Cash Paid for Shelf Registration and ATM Transaction Costs	—	(298)	—	—
Net Transactions with CTO Realty Growth, Inc.	—	—	—	19,447
Proceeds From Stock Issuance, Net	67,770	—	—	—
Dividends Paid	(12,164)	(7,203)	(530)	—
Net Cash Provided By Financing Activities	186,395	94,033	136,899	19,447
Net Increase (Decrease) in Cash and Cash Equivalents	7,603	(10,448)	12,342	(8)
Cash and Cash Equivalents, Beginning of Period	1,894	12,342	—	8
Cash and Cash Equivalents, End of Period	$9,497	$1,894	$12,342	$—

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$8,851	$1,894	$12,342	$—
Restricted Cash	646	—	—	—
Total Cash	$9,497	$1,894	$12,342	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

f-7

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019

	The Company			Predecessor
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$3,131	$1,230	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain (Loss) on Cash Flow Hedge	$2,403	$(481)	$—	$—
Operating Units Issued in Exchange for Real Estate	$9,041	$—	$—	$—
Assumption of Mortgage Note Payable	$30,000	$—	$—	$—
Contribution of OP Units in Exchange for Predecessor Income Properties	$—	$—	$23,253	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

f-8

ALPINE INCOME PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

NOTE 1.      BUSINESS AND ORGANIZATION

BUSINESS

Alpine Income Property Trust, Inc. (the “Company” or “PINE”) is a real estate company that owns and operates a high-quality portfolio of commercial net lease properties. The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Alpine Income Property Trust, Inc. together with our consolidated subsidiaries.

Our portfolio consists of 113 net leased properties located in 76 markets in 32 states. The properties in our portfolio are primarily subject to long-term, triple-net leases, which generally require the tenant to pay all of the property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO Realty Growth, Inc. (our “Manager”). CTO Realty Growth, Inc. (NYSE: CTO) is a Maryland corporation that is a publicly traded diversified real estate investment trust (“REIT”) and the sole member of our Manager (“CTO”).

ORGANIZATION

The Company is a Maryland corporation that was formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering (“IPO”) of shares of its common stock (the “Offering”) as well as a concurrent private placement of shares of common stock to CTO. The price per share paid in the Offering and the concurrent private placement was $19.00 (the “IPO Price”). The Offering raised $142.5 million in gross proceeds from the issuance of 7,500,000 shares of our common stock. We also raised $7.5 million from the concurrent private placement to CTO from the issuance of 394,737 shares of our common stock (“CTO Private Placement”). Included in the Offering was CTO’s purchase of 421,053 shares of our common stock for $8.0 million, representing a cash investment by CTO of $15.5 million. A total of $125.9 million of proceeds from the Offering were utilized to acquire 15 properties in our initial portfolio from CTO. The remaining five properties in our initial portfolio were contributed by CTO in exchange for 1,223,854 units of the operating partnership (the “OP Units”) for a value of $23.3 million based on the IPO Price. As of December 31, 2021, four of the properties acquired from CTO, included within our initial portfolio, have been sold. The Company incurred a total of $12.0 million of transaction costs, which included underwriting fees of $9.4 million. Upon completion of the Offering, the CTO Private Placement, and the other transactions executed at the time of our listing on the New York Stock Exchange (the “NYSE”) under the symbol “PINE” (collectively defined as the “Formation Transactions”), CTO owned 22.3% of our outstanding common stock (assuming the OP Units issued to CTO in the Formation Transactions are exchanged for shares of our common stock on a one-for-one basis).

We conduct the substantial majority of our operations through Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of December 31, 2021, we have a total ownership interest in the Operating Partnership of 87.1%, with CTO holding, directly and indirectly, a 9.3% ownership interest in the Operating Partnership. The remaining 3.6% ownership interest is held by an unrelated third party in connection with the issuance of 479,640 OP Units valued at $9.0 million in the aggregate, or $18.85 per unit. The issuance of 479,640 OP Units includes (i) 424,951 OP Units issued as consideration for the portfolio of nine net lease properties acquired on June 30, 2021 and (ii) 54,689 OP Units issued as consideration for the acquisition of one net lease property on July 12, 2021 (see Note 4, “Property Portfolio”). Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership,

f-9

subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) manages our business and affairs.

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income, without regard to the dividends paid deduction or net capital gain, to its stockholders (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). As a REIT, the Company is generally not subject to U.S. federal corporate income tax to the extent of its distributions to stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax on its taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

NOTE 2.      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

BASIS OF PRESENTATION

For the period prior to November 26, 2019, the accompanying combined financial statements of Alpine Income Property Trust Predecessor (the “Predecessor”) do not represent the financial position and results of operations of one legal entity, but rather a combination of entities under common control that have been “carved out” from CTO’s consolidated financial statements. Historically, financial statements of the Predecessor have not been prepared as it has not operated separately from CTO. These combined financial statements reflect the revenues and expenses of the Predecessor and include certain material assets and liabilities of CTO that are specifically identifiable and generated through, or associated with, an in-place net lease, which have been reflected at CTO’s historical basis.

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

The preparation of these consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The combined financial statements for the period prior to November 26, 2019, include an allocation of general and administrative expenses to the Predecessor from CTO. In addition, general and administrative expenses include an allocation of the costs of certain CTO corporate functions, including executive oversight, treasury, finance, human resources, tax compliance and planning, internal audit, financial reporting, information technology and investor relations. General and administrative expenses (including stock-based compensation) represent a pro rata allocation of costs from CTO based on the revenues of the Predecessor as a percentage of CTO’s total revenue. The Company believes the allocation methodology for general and administrative expenses is reasonable. However, the allocated general and administrative expense presented in our combined statements of operations for historical periods does not necessarily reflect what our general and administrative expenses will be as a stand-alone public company for future reporting periods. Additionally, most of the Predecessor entities included in CTO’s financial statements did not have separately established bank accounts for the periods presented, and most cash transactions were historically transacted through bank accounts owned by CTO. The combined statements of cash flows for the periods presented were prepared as if operating, investing, and financing transactions had been transacted through separate bank accounts of the Predecessor. The combined financial statements include, on a carve-out basis, the historical balance sheets and statements of operations and cash flows attributed to the Company.

f-10

PRINCIPLES OF CONSOLIDATION

For periods commencing on and subsequent to November 26, 2019, the consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements. For the period prior to November 26, 2019, the combined financial statements include, on a carve-out basis, the historical balance sheets and statements of operations and cash flows of the Predecessor.

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

Among other factors, fluctuating market conditions that can exist in the national real estate markets and the volatility and uncertainty in the financial and credit markets make it possible that the estimates and assumptions, most notably those related to PINE’s investment in properties, could change materially due to continued volatility in the real estate and financial markets, or as a result of a significant dislocation in those markets.

REAL ESTATE

The Company’s real estate assets are primarily comprised of the properties in its portfolio, and are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to the applicable property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the year ended December 31, 2021, the year ended December 31, 2020, the period from November 26, 2019 to December 31, 2019, and the Predecessor period from January 1, 2019 to November 25, 2019, was $10.0 million, $6.2 million, $0.4 million, and $3.2 million, respectively.

LONG-LIVED ASSETS

The Company follows Financial Accounting Standards Board (“FASB”) ASC Topic 360-10, Property, Plant, and Equipment in conducting its impairment analyses. The Company reviews the recoverability of long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of situations considered to be triggering events include: a substantial decline in operating cash flows during the period, a current or projected loss from operations, an property not fully leased or leased at rates that are less than current market rates, and any other quantitative or qualitative events deemed significant by management. Long-lived assets are evaluated for impairment by using an undiscounted cash flow approach, which considers future estimated capital expenditures. Impairment of long-lived assets is measured at fair value less cost to sell.

f-11

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

SALES OF REAL ESTATE

When properties are disposed of, the related cost basis of the real estate, intangible lease assets, and intangible lease liabilities, net of accumulated depreciation and/or amortization, and any accrued straight-line rental income balance for the underlying operating leases are removed, and gains or losses from the dispositions are reflected in net income within gains on dispositions of assets. In accordance with the FASB guidance, gains or losses on sales of real estate are generally recognized using the full accrual method.

PROPERTY LEASE REVENUE

The rental arrangements associated with the Company’s property portfolio are classified as operating leases. The Company recognizes lease income on these properties on a straight-line basis over the term of the lease. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between lease income recognized under this method and contractual lease payment terms (i.e., straight-line rent) is recorded as a deferred operating lease receivable and is included in straight-line rent adjustment on the accompanying consolidated balance sheets. The Company’s leases provide for reimbursement from tenants for variable lease payments including common area maintenance, insurance, real estate taxes and other operating expenses. A portion of our variable lease payment revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred and accrued.

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of December 31, 2021 and 2020, the Company’s allowance for doubtful accounts totaled $0.3 million and $0.1 million, respectively.

f-12

SALES TAX

Sales tax collected on lease payments is recognized as a liability in the accompanying consolidated balance sheets when collected. The liability is reduced at the time payment is remitted to the applicable taxing authority.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of December 31, 2021 and 2020 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of cash and cash equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

RESTRICTED CASH

Restricted cash totaled $0.6 million at December 31, 2021 which is being held in a capital replacement and leasing commissions reserve account in connection with our financing of six properties.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITY

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

The Company documented the relationship between the hedging instruments and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transactions. At the hedges’ inception, the Company assessed whether the derivatives that are used in hedging the transactions are highly effective in offsetting changes in cash flows of the hedged items, and we will continue to do so on an ongoing basis. As the terms of the interest rate swaps and the associated debts are identical, both hedging instruments qualify for the shortcut method; therefore, it is assumed that there is no hedge ineffectiveness throughout the entire term of the hedging instruments.

Changes in fair value of the hedging instruments that are highly effective and designated and qualified as cash-flow hedges are recorded in other comprehensive income and loss, until earnings are affected by the variability in cash flows of the designated hedged items (see Note 10,  “Interest Rate Swaps”).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable included in other assets, accounts payable, and accrued expenses and other liabilities at December 31, 2021 and December 31, 2020, approximate fair value because of the short maturity of these instruments. The carrying value of the Credit Facility, hereinafter defined, approximates current market rates for revolving credit arrangements with similar risks and maturities. The Company estimates the fair value of its mortgage note payable and term loans based on incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt. The discount rate used to calculate the fair value of debt approximates current lending rates for loans and assumes the debt is outstanding through maturity. Since such amounts are estimates that are based on limited available market information for similar transactions, which is a Level 2 non-recurring measurement, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

f-13

FAIR VALUE MEASUREMENTS

The Company’s estimates of fair value of financial and non-financial assets and liabilities is based on the framework established by GAAP. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. GAAP describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

●	Level 1 – Valuation is based upon quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Valuation is based upon inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include option pricing models, discounted cash flow models, and similar techniques.

EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income attributable to the Company for the period by the weighted average number of shares outstanding for the period. Diluted earnings per common share is based on the assumption that the OP Units issued are exchanged for shares of our common stock on a one-for-one basis.

INCOME TAXES

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Code. We believe the Company has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. The Company may form one or more taxable REIT subsidiaries (“TRSs”), which will be subject to applicable U.S. federal, state and local corporate income tax on their taxable income. For the periods presented, the Company did not have any TRSs that would be subject to taxation.

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

The Company has issued restricted shares of common stock pursuant to the Equity Incentive Plans. The Company’s determination of the grant date fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-

f-14

line basis over the vesting period and is included in general and administrative expenses in the Company’s consolidated and combined statements of operations. Award forfeitures are accounted for in the period in which they occur.

CONCENTRATION OF CREDIT RISK

Certain of the tenants in the portfolio of 113 properties accounted for more than 10% of total revenues during the years ended December 31, 2021 and 2020, the period from November 26, 2019 to December 31, 2019, and the Predecessor period from January 1, 2019 to November 25, 2019.

For the year ended December 31, 2021, Wells Fargo represented 12% of total revenues. Wells Fargo and Hilton Grand Vacations represented 19% and 12% of total revenues, respectively, for the year ended December 31, 2020 and 26%and 17% of total revenues, respectively, for the period from November 26, 2019 to December 31, 2019 and the Predecessor period from January 1, 2019 to November 25, 2019.

As of December 31, 2021, 20% of the Company’s real estate portfolio, based on square footage, was located in the state of Texas. As of December 31, 2020, 13% and 17%, respectively, of the Company’s real estate portfolio, based on square footage, was located in the states of Oregon and Florida. Additionally, as of December 31, 2020, individually more than 10% of the Company’s real estate portfolio, based on square footage, was located in the states of  North Carolina and Michigan. Uncertainty of the duration of a prolonged real estate and economic downturn could have an adverse impact on the Company’s real estate values.

RECLASSIFICATIONS

In the first quarter of 2021, the Company reclassified deferred financing costs, net of accumulated amortization, as a component of other assets on the accompanying consolidated balance sheet. Accordingly, deferred financing costs of $0.9 million, net of accumulated amortization of $0.2 million, were reclassified from long-term debt to other assets as of December 31, 2020.

RECENTLY ISSUED ACCOUNTING STANDARDS

Cessation of LIBOR. In January 2021, the FASB issued ASU 2021-01 which is in response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in numerous jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The amendments in ASU 2021-01 are effective immediately and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The Company believes it’s interest rate swaps meets the scope of Topic 848-10-15-3A and therefore, Company will be able to continue to apply a perfectly effective assessment method by electing the corresponding optional expedient for subsequent assessments.

Lease Modifications. In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of the COVID-19 Pandemic. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and, instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to lease concessions related to the COVID-19 Pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. As of and for the year ended December 31, 2020, the Company elected to not apply lease modification accounting with respect to rent deferrals as the concessions were related to COVID-19 and there was not a substantial increase in the lessor’s rights under the lease agreement. Accordingly, for leases in which deferred rent agreements were reached, the Company has continued to account for the lease by recognizing the normal straight-line rental income and as the deferred rents are repaid by the tenant, the straight-line receivable will be reduced. The Company did not enter into any deferred rent agreements related to the COVID-19 Pandemic during the year ended December 31, 2021. The portion of the straight-line adjustment related to COVID-19 concessions and subsequent repayments has been reflected separately in the Company’s statement of cash flows for the years ended December 31, 2021 and 2020. With respect to rent abatement agreements, lease modification

f-15

accounting applies as an extended term was a part of such agreements, accordingly the Company re-calculated straight-line rental income for such leases to recognize over the new lease term.

NOTE 4.      PROPERTY PORTFOLIO

As of December 31, 2021, the Company’s property portfolio consisted of 113 properties with total square footage of 3.3 million.

Leasing revenue consists of long-term rental revenue from retail and office properties, which is recognized as earned, using the straight-line method over the life of each lease.

The components of leasing revenue are as follows (in thousands):

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019

	The Company			Predecessor
Lease Income
Lease Payments	$27,138	$17,746	$1,294	$10,810
Variable Lease Payments	2,990	1,502	100	1,027
Total Lease Income	$30,128	$19,248	$1,394	$11,837

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to December 31, 2021, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
2022	$36,196
2023	35,747
2024	34,806
2025	33,519
2026	29,703
2027 and Thereafter (Cumulative)	120,057
Total	$290,028

2021 Activity. During the year ended December 31, 2021, the Company acquired 68 properties for a combined purchase price of $260.3 million, or a total cost of $262.4 million including capitalized acquisition costs. Of the total acquisition cost, $100.8 million was allocated to land, $132.6 million was allocated to buildings and improvements, $31.8 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $2.8 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 8.6 years at acquisition.

f-16

The leases attributable to the properties acquired during the year ended December 31, 2021 are described below:

Description	Location	Date of Acquisition	Square-Feet	Purchase Price ($000's)		Remaining Lease Term at Acquisition Date (in years)
Dollar General	Cut and Shoot, TX	1/25/2021	9,096	$1,727		14.8
Dollar General	Del Rio, TX	1/25/2021	9,219	1,403		14.0
Dollar General	Seguin, TX	1/25/2021	9,155	1,290		14.1
At Home	Canton, OH	3/09/2021	89,902	8,571		8.4
Pet Supplies Plus	Canton, OH	3/09/2021	8,400	1,135		6.6
Salon Lofts	Canton, OH	3/09/2021	4,000	694		7.0
Sportsman's Warehouse	Albuquerque, NM	3/29/2021	48,974	7,100		8.4
Burlington	North Richland Hills, TX	4/23/2021	70,891	11,528		7.8
Academy Sports	Florence, SC	6/22/2021	58,410	7,650		7.7
Big Lots	Durant, OK	6/25/2021	36,794	1,836		5.5
Orscheln Farm and Home	Durant, OK	6/25/2021	37,965	2,017		1.7
Lowe's	Katy, TX	6/30/2021	131,644	14,672		11.1
Harris Teeter	Charlotte, NC	6/30/2021	45,089	8,273		6.8
Rite Aid	Renton, WA	6/30/2021	16,280	7,200		5.1
Walgreens	Clermont, FL	6/30/2021	13,650	5,085		7.2
Big Lots	Germantown, MD	6/30/2021	25,589	4,670		9.6
Big Lots	Phoenix, AZ	6/30/2021	34,512	4,599		9.6
Circle K	Indianapolis, IN	6/30/2021	4,283	2,800	(1)	3.4
Burger King	Plymouth, NC	6/30/2021	3,142	1,736	(1)	6.8
Dollar Tree	Demopolis, AL	6/30/2021	10,159	1,615	(1)	8.7
Firestone	Pittsburgh, PA	6/30/2021	10,629	1,468	(1)	7.8
Advance Auto Parts	Ware, MA	6/30/2021	6,889	1,396	(1)	3.6
Grease Monkey	Stockbridge, GA	6/30/2021	1,846	1,318	(1)	12.3
Hardee's	Boaz, AL	6/30/2021	3,542	1,185	(1)	9.4
Schlotzsky's	Sweetwater, TX	6/30/2021	2,431	1,147	(1)	14.0
Advance Auto Parts	Athens, GA	6/30/2021	6,871	1,127	(1)	3.6
Family Dollar	Burlington, NC	7/01/2021	11,394	1,618		9.8
O'Reilly Auto Parts	Duluth, MN	7/12/2021	11,182	1,030	(1)	6.4
Tractor Supply	Washington Court House, OH	8/27/2021	39,984	2,370		10.8
Harbor Freight	Midland, MI	8/31/2021	14,624	1,750		4.8
Camping World	Duluth, MN	9/14/2021	66,033	10,451		12.3
Advance Auto Parts	Ludington, MI	9/14/2021	6,604	1,050		10.3
Advance Auto Parts	New Baltimore, MI	9/14/2021	6,784	1,050		10.3
Dollar Tree	Stillwell, OK	9/17/2021	9,828	1,576		10.5
O'Reilly Auto Parts	Angels Camp, CA	9/22/2021	7,066	2,125		4.5
Walmart	Hempstead, TX	9/28/2021	52,190	4,450		5.3
7-Eleven	Olathe, KS	9/30/2021	4,146	3,782		5.7
At Home	Turnersville, NJ	9/30/2021	89,460	7,181		8.1
Boston Market	Turnersville, NJ	9/30/2021	2,627	1,027		8.3
Verizon	Turnersville, NJ	9/30/2021	6,027	3,568		5.8
Advance Auto Parts	St. Paul, MN	9/30/2021	7,201	2,305		7.1
Hobby Lobby	Aberdeen, SD	9/30/2021	49,034	3,150		3.4
Dollar Tree	Albuquerque, NM	9/30/2021	10,023	1,081		9.4
Office Depot	Albuquerque, NM	9/30/2021	30,346	3,814		2.3
Valero (2)	Jackson, MS	9/30/2021	1,920	1,067		20.0
Valero (2)	Leland, MS	9/30/2021	3,343	977		20.0
Valero	Cadiz, OH	10/14/2021	1,292	750		20.0
Valero	Massillon, OH	10/14/2021	1,363	1,059		20.0
Valero	Parma, OH	10/14/2021	1,884	988		20.0
Office Max	Gadsen, AL	10/26/2021	23,638	2,717		6.3
Orscheln Farm and Home	California, MO	11/2/2021	23,042	1,806		10.0
Family Dollar	Dearing, GA	11/12/2021	9,288	1,365		8.9
Buffalo Wild Wings	Hattiesburg, MS	11/23/2021	6,302	3,664		10.1
Best Buy	Dayton, OH	12/3/2021	45,535	5,898		3.3

f-17

Description	Location	Date of Acquisition	Square-Feet	Purchase Price ($000's)	Remaining Lease Term at Acquisition Date (in years)
Ashley HomeStore	Dayton, OH	12/3/2021	33,161	3,480	6.2
Mattress Firm	Richmond, IN	12/8/2021	5,108	2,271	9.3
Orscheln Farm and Home	Owensville, MO	12/8/2021	38,452	1,530	6.1
Family Dollar	McKenny, VA	12/10/2021	10,531	1,660	9.8
Family Dollar	Tipton, MO	12/14/2021	10,500	1,606	10.2
Family Dollar	Van Buren, MO	12/14/2021	10,500	1,563	10.2
Family Dollar	Lake Village, AR	12/14/2021	14,592	1,242	10.2
Academy Sports	Columbia, SC	12/16/2021	72,000	10,121	10.4
Academy Sports	Snellville, GA	12/16/2021	67,247	10,379	10.4
The Burger Joint	Friendswood, TX	12/22/2021	4,054	2,634	9.0
Charles Schwab	Webster, TX	12/22/2021	5,556	4,892	10.1
Crazy Alan's Swamp Shack	Friendswood, TX	12/22/2021	9,356	2,786	7.7
Ethan Allen	Friendswood, TX	12/22/2021	12,208	2,528	3.8
LongHorn Steakhouse	Webster, TX	12/22/2021	7,000	3,122	1.3
Lowe's	Webster, TX	12/22/2021	163,300	10,986	5.9
Olive Garden	Friendswood, TX	12/22/2021	8,388	3,001	1.8
Rooms To Go	Friendswood, TX	12/22/2021	51,868	10,760	10.3
Sportsman's Warehouse	Morgantown, WV	12/22/2021	30,547	6,050	5.4
Visionworks	Friendswood, TX	12/22/2021	3,949	2,791	0.9
	Total / Weighted Average		1,799,839	$260,313	8.1
(1)	The aggregate purchase price of $14.8 million was partially funded through the issuance of 479,640 OP Units valued at $9.0 million, see Note 11, “Equity.”
(2)	Subject to a master lease agreement.

During the year ended December 31, 2021, the Company sold three properties for an aggregate sales price of $28.3 million, generating aggregate gains on sale of $9.7 million. On July 21, 2021, the Company sold one property, classified as held for sale as of June 30, 2021, leased to Outback Steakhouse located in Huntersville, North Carolina, for a sales price of $3.8 million, generating a gain on sale of $0.5 million. On December 2, 2021, the Company sold two properties leased to Hilton Grand Vacations in Orlando, Florida, for an aggregate sales price of $24.5 million, generating a combined gain on sale of $9.1 million.

2020 Activity. During the year ended December 31, 2020, the Company acquired 29 properties for a combined purchase price of $116.6 million, or a total cost of $117.7 million including capitalized acquisition costs. Of the total acquisition cost, $30.3 million was allocated to land, $70.0 million was allocated to buildings and improvements, $19.1 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $1.7 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 10.1 years at acquisition.

f-18

The leases attributable to the properties acquired during the year ended December 31, 2020 are described below:

Description	Location	Date of Acquisition	Square-Feet	Purchase Price ($000's)	Remaining Lease Term at Acquisition Date (in years)
Conn's HomePlus	Hurst, TX	1/10/2020	37,957	$6,100	11.6
7-Eleven	Austin, TX	1/13/2020	6,400	5,762	15.0
7-Eleven	Georgetown, TX	1/13/2020	7,726	4,301	15.0
BP	Highland Heights, KY	2/03/2020	2,578	4,250	10.8
American Multi-Cinema, Inc.	Tyngsborough, MA	2/19/2020	39,474	7,055	10.1
Hobby Lobby	Tulsa, OK	2/28/2020	84,180	12,486	10.8
Long John Silver's	Tulsa, OK	2/28/2020	3,000	264	N/A
Old Time Pottery	Orange Park, FL	2/28/2020	84,180	6,312	10.4
Freddy's Frozen Custard	Orange Park, FL	2/28/2020	3,200	303	6.8
Hobby Lobby	Arden, NC	6/24/2020	55,000	7,987	11.2
Walmart	Howell, MI	6/30/2020	214,172	20,590	6.6
Advanced Auto Parts	Severn, MD	9/14/2020	6,876	2,588	14.5
Dollar General	Heuvelton, NY	9/14/2020	9,342	1,462	12.1
Dollar General	Winthrop, NY	9/14/2020	9,167	1,589	11.0
Dollar General	Salem, NY	9/14/2020	9,199	1,485	13.0
Dollar General	Harrisville, NY	9/14/2020	9,309	1,466	13.3
Dollar General	Newtonsville, OH	9/14/2020	9,290	1,164	9.7
Dollar General	Hammond, NY	9/14/2020	9,219	1,384	12.3
Dollar General	Barker, NY	9/14/2020	9,275	1,439	13.2
Dollar General	Chazy, NY	9/14/2020	9,277	1,673	11.0
Dollar General	Milford, ME	9/21/2020	9,128	1,606	13.1
Dollar General	Limestone, ME	9/21/2020	9,167	1,456	13.1
Dollar General	Bingham, ME	9/21/2020	9,345	1,522	13.1
Dollar General	Willis, TX	9/23/2020	9,138	1,774	14.9
Dollar General	Somerville, TX	9/23/2020	9,252	1,472	14.8
Dollar General	Odessa, TX	9/30/2020	9,127	1,792	14.8
Dollar General	Kermit, TX	11/9/2020	10,920	1,941	14.8
Kohl's	Glendale, AZ	12/11/2020	14,125	11,600	9.1
Walgreens	Tacoma, WA	12/18/2020	87,875	3,810	9.6
	Total / Weighted Average		786,898	$116,633	10.6

On September 25, 2020, the Company sold one property, classified as held for sale as of June 30, 2020, leased to Outback Steakhouse located in Charlottesville, Virginia, for a sales price of $5.1 million, generating a gain on sale of $0.3 million.

Period from November 26, 2019 to December 31, 2019 Activity. On November 26, 2019, the Company closed its initial public offering. The Company used $125.9 million of the net proceeds from the Offering to acquire 15 of the 20 properties in the Company’s initial portfolio from CTO, or the Predecessor. The remaining five properties in the Company’s initial portfolio were contributed by CTO in exchange for 1,223,854 OP Units of the Operating Partnership for a value of $23.3 million based on the public offering price of $19.00 per share. The Company accounted for the 20-property initial portfolio acquisition as a business combination and recorded the assets and liabilities acquired at their fair value in accordance with the provisions of ASC 805-10, Business Combinations. No properties were sold during the period from November 26, 2019 to December 31, 2019.

f-19

In connection with the accounting of the 20-property initial portfolio acquisition as a business combination, the purchase consideration was calculated as follows (in thousands, except unit and per share data):

November 26, 2019
Total OP Units Issued (Number of Units)	1,223,854
Company's IPO Price per Share	$19.00
Total OP Unit Consideration Paid for Initial Portfolio	$23,253
Total Cash Consideration Paid for Initial Portfolio	125,919
Total Purchase Consideration Paid for Initial Portfolio	$149,172

The Company utilized valuations by a third party valuation specialist as the basis for determining the allocation of the determined fair value of the asset group to the individual tangible and intangible assets and liabilities. The fair value of the total purchase consideration was allocated as follows (in thousands):

November 26, 2019
Land, at Cost	$54,386
Building and Improvements, at Cost	74,070
Intangible Lease Assets	22,649
Intangible Lease Liabilities	(1,933)
Estimated Fair Value of Net Assets Acquired	$149,172

The following presents the unaudited pro forma consolidated financial information of the Company as if the acquisition of the initial portfolio was completed on January 1, 2018. The unaudited pro forma financial information includes adjustments for (i) depreciation on acquired building and improvements of $4.3 million for the pro forma year ended 2019; (ii) amortization of intangible lease assets and intangible lease liabilities recorded at the date of the transactions of $2.7 million for the pro forma year ended 2019; and (iii) the elimination of acquisition related costs of $0.2 million. This information is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place on January 1, 2018 (in thousands, except per share data):

For the Year Ended December 31, 2019
Unaudited Pro Forma Total Revenues	$13,964
Unaudited Pro Forma Net Income Attributable to Alpine Income Property Trust, Inc.	$760
Unaudited Pro Forma Basic Net Income per Share	$0.10
Unaudited Pro Forma Diluted Net Income per Share	$0.08
Unaudited Pro Forma Funds From Operations	$7,826
Unaudited Pro Form Adjusted Funds From Operations	$7,438

Period from January 1, 2019 to November 25, 2019 Predecessor Activity. During the period from January 1, 2019 to November 25, 2019, the Predecessor acquired five properties for a combined purchase price of $26.8 million, or a total cost of $27.0 million including capitalized acquisition costs. Of the total acquisition cost, $10.0 million was allocated to land, $13.8 million was allocated to buildings and improvements, $3.6 million was allocated to intangible assets pertaining to the in-place lease value, leasing costs, and above market lease value, and $0.4 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 10.6 years at acquisition. No properties were disposed of during the period from January 1, 2019 to November 25, 2019.

f-20

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$8,851	$8,851	$1,894	$1,894
Restricted Cash - Level 1	$646	$646	$—	$—
Long-Term Debt - Level 2	$267,740	$272,637	$106,809	$106,809

The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following tables present the fair value of assets (liabilities) measured on a recurring basis by Level as of December 31, 2021 and December 31, 2020 (in thousands). See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
2026 Term Loan Interest Rate Swap (1)	$945	$—	$945	$—
2027 Term Loan Interest Rate Swap (2)	$977	$—	$977	$—
December 31, 2020
Credit Facility Interest Rate Swap (3)	$(481)	$—	$(481)	$—
(1)	Effective May 21, 2021, the Company utilized interest rate swaps to fix LIBOR and achieve a weighted average fixed interest rate of 0.81% plus the applicable spread on the $60.0 million 2026 Term Loan (hereinafter defined) balance.
(2)	Effective September 30, 2021, the Company utilized interest rate swaps, inclusive of its redesignation of the existing $50.0 million interest rate swap entered into as of April 30, 2020, to fix LIBOR and achieve a weighted average fixed interest rate of 0.53% plus the applicable spread on the $80.0 million 2027 Term Loan (hereinafter defined) balance. On September 30, 2021, the Company entered into an additional interest rate swap to extend the fixed interest rate through maturity on January 31, 2027.
(3)	Effective April 30, 2020, the Company utilized an interest rate swap to fix LIBOR and achieve a fixed interest rate of 0.48% plus the applicable spread on $50.0 million of the outstanding balance on the Credit Facility (hereinafter defined).

f-21

NOTE 6.      INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above market and below market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of December 31, 2021 and 2020 (in thousands):

	As of
	December 31, 2021	December 31, 2020
Intangible Lease Assets:
Value of In-Place Leases	$45,301	$27,494
Value of Above Market In-Place Leases	3,623	2,187
Value of Intangible Leasing Costs	19,066	11,459
Sub-total Intangible Lease Assets	67,990	41,140
Accumulated Amortization	(9,169)	(4,259)
Sub-total Intangible Lease Assets—Net	58,821	36,881
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(6,397)	(3,674)
Sub-total Intangible Lease Liabilities	(6,397)	(3,674)
Accumulated Amortization	921	375
Sub-total Intangible Lease Liabilities—Net	(5,476)	(3,299)
Total Intangible Assets and Liabilities—Net	$53,345	$33,582

The following table reflects the net amortization of intangible assets and liabilities during the years ended December 31, 2021 and 2020, the period from November 26, 2019 to December 31, 2019, and the Predecessor period from January 1, 2019 to November 25, 2019 (in thousands):

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019

	The Company			Predecessor
Amortization Expense	$5,977	$3,758	$271	$1,548
Accretion to Properties Revenue	(257)	(108)	(5)	(234)
Net Amortization of Intangible Assets and Liabilities	$5,720	$3,650	$266	$1,314

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Expense	Future Accretion to Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
2022	$8,268	$(358)	$7,910
2023	8,026	(364)	7,662
2024	7,697	(353)	7,344
2025	7,107	(306)	6,801
2026	5,990	(164)	5,826
2027 and Thereafter	18,385	(583)	17,802
Total	$55,473	$(2,128)	$53,345

f-22

As of December 31, 2021, the weighted average amortization period of both the total intangible assets and liabilities was 9.0 years.

NOTE 7.      OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of
	December 31, 2021	December 31, 2020
Tenant Receivables—Net of Allowance for Doubtful Accounts (1)	$790	$67
Accrued Unbilled Tenant Receivables	553	216
Prepaid Insurance	616	606
Deposits on Acquisitions	350	100
Prepaid Expenses, Deposits, and Other	1,496	442
Deferred Financing Costs—Net	469	650
Interest Rate Swaps	2,095	—
Total Other Assets	$6,369	$2,081
(1)	Includes $0.3 million and $0.1 million allowance for doubtful accounts as of December 31, 2021 and December 31, 2020, respectively.

NOTE 8.      ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	December 31, 2021	December 31, 2020
Accounts Payable	$213	$450
Accrued Expenses	676	474
Due to CTO	1,301	579
Interest Rate Swap	173	481
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$2,363	$1,984

NOTE 9.      LONG-TERM DEBT

As of December 31, 2021, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Stated Interest Rate	Maturity Date
Credit Facility	$99,000	30-Day LIBOR + [1.35% - 1.95%]	November 2023
2026 Term Loan (1)	60,000	30-Day LIBOR + [1.35% - 1.95%]	May 2026
2027 Term Loan (2)	80,000	30-Day LIBOR + [1.25% - 1.90%]	January 2027
Mortgage Note Payable – CMBS Portfolio	30,000	4.33%	October 2034
Total Debt/Weighted-Average Rate	$269,000	2.10%
(1)	Effective May 21, 2021, the Company utilized interest rate swaps to fix LIBOR and achieve a weighted average fixed interest rate of 0.81% plus the applicable spread on the $60.0 million 2026 Term Loan (hereinafter defined) balance. See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(2)	Effective September 30, 2021, the Company utilized interest rate swaps, inclusive of the existing $50.0 million interest rate swap entered into as of April 30, 2020, to fix LIBOR and achieve a weighted average fixed interest rate of 0.53% plus the applicable spread on the $80.0 million 2027 Term Loan (hereinafter defined) balance. On September 30, 2021, the Company entered into an additional interest rate swap to extend the fixed interest rate through maturity on January 31, 2027. See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

f-23

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

On May 19, 2021, the Company and the Operating Partnership executed the third amendment to the Credit Facility (the “Third Amendment”). Among other things, the Third Amendment revised the Credit Facility Credit Agreement to provide that as of the last day of each fiscal quarter, the Operating Partnership shall not permit the ratio of Unsecured Indebtedness to Borrowing Base Value (as defined in the Credit Facility Credit Agreement) to be greater than 0.60 to 1:00. Prior to the Third Amendment, the Credit Facility Credit Agreement provided that as of the last day of each fiscal quarter, the Operating Partnership could not permit the ratio of Total Indebtedness to Total Asset Value (as defined in the Credit Facility Credit Agreement) to be greater than 0.60 to 1:00.

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

At December 31, 2021, the current commitment level under the Credit Facility was $150.0 million and the Company had an outstanding balance of $99.0 million.

2026 Term Loan. On May 21, 2021, the Operating Partnership, the Company and certain subsidiaries of the Company entered into a credit agreement (the “2026 Term Loan Credit Agreement”) for a term loan (the “2026 Term Loan”) in an aggregate principal amount of $60.0 million with a maturity of five years. Truist Securities, Inc. is acting as sole lead arranger and sole book runner, with Truist Bank, N.A. as administrative agent. Truist Bank, N.A., Bank of Montreal, Raymond James Bank, N.A. and Stifel Bank are lenders under the 2026 Term Loan. In addition, the Operating Partnership may request up to three incremental term loan commitments in an aggregate amount not to exceed $100.0 million.

2027 Term Loan. On September 30, 2021, the Operating Partnership, the Company and certain subsidiaries of the Company entered into a credit agreement (the “2027 Term Loan Credit Agreement”) for a term loan (the “2027 Term Loan”) in an aggregate principal amount of $80.0 million (the “Term Commitment”) maturing in January 2027. KeyBanc Capital Markets Inc., Regions Capital Markets, and U.S. Bank National Association acted as joint lead arrangers, with

f-24

KeyBanc Capital Markets Inc. as sole book runner, and KeyBank National Association as administrative agent. KeyBank National Association, Regions Bank, U.S. Bank National Association, Bank of Montreal, Raymond James Bank, and The Huntington National Bank are lenders under the 2027 Term Loan. In addition, the Operating Partnership may request up to three incremental term loan commitments in an aggregate amount, together with the Term Commitment, not to exceed $200.0 million.

Mortgage Notes Payable. On June 30, 2021, in connection with the acquisition of six net lease properties from CTO (the “CMBS Portfolio”), the Company assumed an existing $30.0 million secured mortgage, which bears interest at a fixed rate of 4.33%. The mortgage note matures in October 2034 and is prepayable without penalty beginning in October 2024. Additionally, on June 30, 2021, in connection with the acquisition of two net lease properties from an unrelated third party, the Company assumed mortgage notes totaling an aggregate of $1.6 million, which balance was repaid on July 1, 2021.

Long-term debt as of December 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	December 31, 2021		December 31, 2020
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$99,000	$—	$106,809	$—
2026 Term Loan	60,000	—	—	—
2027 Term Loan	80,000	—	—	—
Mortgage Note Payable – CMBS Portfolio	30,000	—	—	—
Financing Costs, net of Accumulated Amortization	(1,260)	—	—	—
Total Long-Term Debt	$267,740	$—	$106,809	$—

Payments applicable to reduction of principal amounts as of December 31, 2021 will be required as follows (in thousands):

Year Ending December 31,	Amount
2022	$—
2023	99,000
2024	—
2025	—
2026	60,000
2027 and Thereafter	110,000
Total Long-Term Debt - Face Value	$269,000

The carrying value of long-term debt as of December 31, 2021 consisted of the following (in thousands):

Total
Current Face Amount	$269,000
Financing Costs, net of Accumulated Amortization	(1,260)
Total Long-Term Debt	$267,740

In addition to the $1.3 million of financing costs, net of accumulated amortization included in the table above, as of December 31, 2021, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $0.5 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated and combined statements of operations.

f-25

The following table reflects a summary of interest expense incurred and paid during the years ended December 31, 2021 and 2020, the period from November 26, 2019 to December 31, 2019, and the Predecessor period from January 1, 2019 to November 25, 2019 (in thousands):

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019

	The Company			Predecessor
Interest Expense	$3,340	$1,276	$25	$—
Amortization of Deferred Financing Costs to Interest Expense	362	188	16	—
Total Interest Expense	$3,702	$1,464	$41	$—

Total Interest Paid	$3,131	$1,230	$—	$—

The Company was in compliance with all of its debt covenants as of December 31, 2021.

NOTE 10. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the year ended December 31, 2021. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements are included in other assets and accrued and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements are noted below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value as of December 31, 2021
2026 Term Loan (1)	5/21/2021	5/21/2026	0.81% + applicable spread	$60,000	$945
2027 Term Loan (2)	9/30/2021	11/26/2024	0.53% + applicable spread	$80,000	$(173)
2027 Term Loan (3)	11/26/2024	1/31/2027	1.60% + applicable spread	$80,000	$1,150
(1)	Effective May 21, 2021, the Company utilized interest rate swaps to fix LIBOR and achieve a weighted average fixed interest rate of 0.81% plus the applicable spread on the $60.0 million 2026 Term Loan balance.
(2)	Effective September 30, 2021, the Company utilized interest rate swaps, inclusive of its redesignation of the existing $50.0 million interest rate swap entered into as of April 30, 2020, to fix LIBOR and achieve a weighted average fixed interest rate of 0.53% plus the applicable spread on the $80.0 million 2027 Term Loan balance.
(3)	The interest rate swap agreement hedges the $80.0 million 2027 Term Loan balance under different terms and commences concurrent to the interest rate agreements maturing on November 26, 2024.

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

f-26

ATM PROGRAM

On December 14, 2020, the Company implemented a $100.0 million “at-the-market” equity offering program (the “2020 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. During the year ended December 31, 2021, the Company sold 761,902 shares under the 2020 ATM Program for gross proceeds of $14.0 million at a weighted average price of $18.36 per share, generating net proceeds of $13.8 million after deducting transaction fees totaling $0.2 million. The Company was not active under the 2020 ATM Program during the year ended December 31, 2020.

FOLLOW-ON PUBLIC OFFERING

In June 2021, the Company completed a follow-on public offering of 3,220,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 420,000 shares of common stock. Upon closing, the Company issued 3,220,000 shares and received net proceeds of $54.3 million, after deducting the underwriting discount and expenses.

NONCONTROLLING INTEREST

As of December 31, 2021, CTO holds, directly and indirectly, a 9.3% noncontrolling ownership interest in the Operating Partnership as a result of 1,223,854 OP Units issued to CTO at the time of the Company’s Formation Transactions, as further described in Note 1, “Business and Organization.” An additional 3.6% noncontrolling ownership interest is held by an unrelated third party in connection with the issuance of 479,640 OP Units valued at $9.0 million in the aggregate, or $18.85 per unit. The issuance of 479,640 OP Units includes (i) 424,951 OP Units issued as partial consideration for the portfolio of nine net lease properties acquired on June 30, 2021 and (ii) 54,689 OP Units issued in connection with the acquisition of one net lease property on July 12, 2021.

DIVIDENDS

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Code. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the Company. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the years ended December 31, 2021, 2020, and 2019, the Company declared and paid cash dividends on its common stock and OP Units of $1.015 per share, $0.820 per share, and $0.058 per share, respectively. The dividends paid on the Company’s common stock and OP Units for the year ended December 31, 2019 represent the initial stub period of the Company’s operations from November 26, 2019 to December 31, 2019.

PREDECESSOR EQUITY

The Predecessor equity represents net contributions from and distributions to CTO.

f-27

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

The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per share data):

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019

	The Company			Predecessor
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$9,964	$985	$(39)	$3,631

Weighted Average Number of Common Shares Outstanding	9,781,066	7,588,349	7,902,737	N/A
Weighted Average Number of Common Shares Applicable to OP Units using Treasury Stock Method (1)	1,465,161	1,223,854	1,223,854	N/A
Total Shares Applicable to Diluted Earnings per Share	11,246,227	8,812,203	9,126,591	N/A

Per Common Share Data:
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.
Basic	$1.02	$0.13	$—	N/A
Diluted	$0.89	$0.11	$—	N/A
(1)	Represents shares underlying OP units including (i) 1,223,854 shares underlying OP Units issued to CTO in connection with our Formation Transactions and (ii) 479,640 shares underlying OP Units issued to an unrelated third party in connection with the acquisition of ten net lease properties during the year ended December 31, 2021 (see Note 11, “Equity”).

NOTE 13. SHARE REPURCHASES

In March 2020, the Board approved a $5.0 million stock repurchase program (the “$5.0 Million Repurchase Program”). During the first half of 2020, the Company repurchased 456,237 shares of its common stock on the open market for a total cost of $5.0 million, or an average price per share of $11.02, which completed the $5.0 Million Repurchase Program. There were no repurchases of the Company’s common stock during the year ended December 31, 2021.

NOTE 14.      STOCK-BASED COMPENSATION

In connection with the closing of the IPO, on November 26, 2019, the Company granted restricted shares of common stock to each of the non-employee directors under the Individual Plan. Each of the non-employee directors received an award of 2,000 restricted shares of common stock on November 26, 2019. The restricted shares will vest in substantially equal installments on each of the first, second, and third anniversaries of the grant date. As of December 31, 2021, the first and second increments of this award had vested, leaving 2,668 shares unvested. In addition, the restricted shares are subject to a holding period beginning on the grant date and ending on the date that the grantee ceases to serve as a member of the

f-28

Board (the “Holding Period”). During the Holding Period, the restricted shares may not be sold, pledged or otherwise transferred by the grantee. Except for the grant of these 8,000 restricted shares of common stock, the Company has not made any grants under the Equity Incentive Plans. Any future grants under the Equity Incentive Plans will be approved by the compensation committee of the Board. The 2019 non-employee director share awards had an aggregate grant date fair value of $0.2 million. The Company’s determination of the grant date fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the vesting period and is included in general and administrative expenses in the Company’s consolidated statements of operations. The Company recognized stock compensation expense totaling $0.1 million during each of the years ended December 31, 2021 and 2020. During the period from November 26, 2019 to December 31, 2019, the Company recognized stock compensation expense totaling less than $0.1 million.

A summary of activity for these awards during the years ended December 31, 2021 and 2020, and during the period from November 26, 2019 to December 31, 2019, is presented below:

Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Non-Vested at November 25, 2019	—	—
Granted	8,000	$18.80
Vested	—	—
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2019	8,000	$18.80
Granted	—	—
Vested	(2,664)	$18.80
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2020	5,336	$18.80
Granted	—	—
Vested	(2,668)	$18.80
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2021	2,668	$18.80

As of December 31, 2021, there was less than $0.1 million of unrecognized compensation cost related to the three-year vest restricted shares, which will be recognized over a remaining period of 0.9 years.

Each member of the Board has the option to receive his or her annual retainer in shares of Company common stock rather than cash. The number of shares awarded to the directors making such election is calculated quarterly by dividing the amount of the quarterly retainer payment due to such director by the trailing 20-day average price of the Company’s common stock as of the last business day of the calendar quarter, rounded down to the nearest whole number of shares. During the year ended December 31, 2021, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.3 million, or 14,049 shares, of which 3,453 shares were issued on April 1, 2021, 3,525 shares were issued on July 1, 2021, 3,594 shares were issued on October 1, 2021, and 3,477 shares were issued on January 3, 2022. During the year ended December 31, 2020, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.2 million, or 14,572 shares, of which 4,098 shares were issued on April 1, 2020, 3,414 shares were issued on July 1, 2020, 3,474 shares were issued on October 1, 2020, and 3,586 shares were issued on January 1, 2021. During the period from November 26, 2019 to December 31, 2019, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled less than $0.1 million, or 1,269 shares, which were issued on January 2, 2020.

f-29

Stock compensation expense for the years ended December 31, 2021 and 2020, the period from November 26, 2019 to December 31, 2019, and the Predecessor period from January 1, 2019 to November 25, 2019 is summarized as follows (in thousands):

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Period from November 26, 2019 to December 31, 2019	For the Period from January 1, 2019 to November 25, 2019

	The Company			Predecessor
Stock Compensation Expense – Director Restricted Stock	$50	$51	$4	$—
Stock Compensation Expense – Director Retainers Paid in Stock	259	217	—	—
Allocation From CTO/Predecessor	—	—	—	509
Total Stock Compensation Expense (1)	$309	$268	$4	$509
(1)	Director retainers are issued through additional paid in capital in arrears. Therefore, the change in additional paid in capital during the years ended December 31, 2021 and 2020 reported on the consolidated statements of stockholders’ equity does not agree to the total non-cash compensation reported on the consolidated statements of cash flows.

For the period prior to November 26, 2019, the Predecessor’s stock-based compensation expense, included in general and administrative expenses in the combined statements of operations for the period from January 1, 2019 to November 25, 2019, reflected an allocation of a portion of the stock compensation expense of CTO.

NOTE 15. RELATED PARTY MANAGEMENT COMPANY

We are externally managed by the Manager, a wholly owned subsidiary of CTO. During the year ended December 31, 2021, CTO purchased 8,088 shares of PINE common stock in the open market for $0.1 million, or an average price per share of $17.65. As of December 31, 2021, CTO owns, in the aggregate, 1,223,854 OP Units and 823,878 shares of PINE common stock, inclusive of (i) 394,737 shares of common stock totaling $7.5 million issued in connection with the CTO Private Placement, (ii) 421,053 shares of common stock totaling $8.0 million issued in connection with the IPO, and (iii) 8,088 shares of common stock totaling $0.1 million purchased by CTO. The aggregate 1,223,854 OP Units and 823,878 shares of PINE common stock held by CTO represent an investment totaling $41.0 million, or 15.6% of PINE’s outstanding equity, as of December 31, 2021.

Management Agreement

On November 26, 2019, the Operating Partnership and PINE entered into a management agreement with the Manager (the “Management Agreement”). Pursuant to the terms of the Management Agreement, our Manager manages, operates and administers our day-to-day operations, business and affairs, subject to the direction and supervision of the Board and in accordance with the investment guidelines approved and monitored by the Board. We pay our Manager a base management fee equal to 0.375% per quarter of our “total equity” (as defined in the Management Agreement and based on a 1.5% annual rate), calculated and payable in cash, quarterly in arrears.

Our Manager has the ability to earn an annual incentive fee based on our total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. We would pay our Manager an incentive fee with respect to each annual measurement period in the amount of the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was due for the year ended December 31, 2021 or 2020.

The initial term of the Management Agreement will expire on November 26, 2024 and will automatically renew for an unlimited number of successive one-year periods thereafter, unless the agreement is not renewed or is terminated in accordance with its terms.

f-30

Our independent directors review our Manager’s performance and the management fees annually and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of two-thirds of our independent directors or upon a determination by the holders of a majority of the outstanding shares of our common stock, based upon (i) unsatisfactory performance by the Manager that is materially detrimental to us or (ii) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by two-thirds of our independent directors. We may also terminate the Management Agreement for cause at any time, including during the initial term, without the payment of any termination fee, with 30 days’ prior written notice from the Board. During the initial term of the Management Agreement, we may not terminate the Management Agreement except for cause.

We pay directly or reimburse our Manager for certain expenses, if incurred by our Manager. We do not reimburse any compensation expenses incurred by our Manager or its affiliates. Expense reimbursements to our Manager are made in cash on a quarterly basis following the end of each quarter. In addition, we pay all of our operating expenses, except those specifically required to be borne by our Manager pursuant to the Management Agreement.

The Company incurred management fee expenses totaling $3.2 million, $2.6 million, and $0.3 million during the years ended December 31, 2021 and 2020, and for the period from November 26, 2019 to December 31, 2019, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $2.1 million, $1.7 million, and $0.1 million for the years ended December, 31, 2021 and 2020, and for the period from November 26, 2019 to December 31, 2019, respectively. There were no Manager dividends or management fees applicable to the Predecessor period from January 1, 2019 to November 25, 2019.

The following table represents amounts due from the Company to CTO (in thousands):

	As of
Description	December 31, 2021	December 31, 2020
Management Fee due to CTO	$913	$631
Other	388	(52)
Total (1)	$1,301	$579
(1)	Included in accrued expenses, see Note 8, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

ROFO Agreement

On November 26, 2019, PINE also entered into an Exclusivity and Right of First Offer Agreement with CTO (the “ROFO Agreement”). During the term of the ROFO Agreement, CTO will not, and will cause each of its affiliates (which for purposes of the ROFO Agreement will not include our company and our subsidiaries) not to, acquire, directly or indirectly, a single-tenant, net leased property, unless CTO has notified us of the opportunity and we have affirmatively rejected the opportunity to acquire the applicable property or properties.

The terms of the ROFO Agreement do not restrict CTO or any of its affiliates from providing financing for a third party’s acquisition of single-tenant, net leased properties or from developing and owning any single-tenant, net leased property.

Pursuant to the ROFO Agreement, neither CTO nor any of its affiliates (which for purposes of the ROFO Agreement does not include our company and our subsidiaries) may sell to any third party any single-tenant, net leased property that was owned by CTO or any of its affiliates as of the closing date of the IPO or that is developed and owned by CTO or any of its affiliates after the closing date of the IPO, without first offering us the right to purchase such property.

The term of the ROFO Agreement will continue for so long as the Management Agreement with our Manager is in effect.

f-31

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

Subsequent to December 31, 2021, on January 5, 2022, the Company entered into a purchase and sale agreement with a certain subsidiary of CTO for the purchase of one net lease property. The terms of the purchase and sale agreement provided a total purchase price of $6.9 million, which acquisition was completed on January 7, 2022 (see Note 17, “Subsequent Events”).

The entry into the purchase and sale agreements, and subsequent completion of acquisitions, are a result of the Company exercising its right to purchase the aforementioned properties under the ROFO agreement.

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

We may acquire or sell net leased properties that would potentially fit the investment criteria for our Manager or its affiliates. Similarly, our Manager or its affiliates may acquire or sell net leased properties that would potentially fit our investment criteria. Although such acquisitions or dispositions could present conflicts of interest, we nonetheless may pursue and consummate such transactions. Additionally, we may engage in transactions directly with our Manager or its affiliates, including the purchase and sale of all or a portion of a portfolio asset. If we acquire a net leased property from CTO or one of its affiliates or sell a net leased property to CTO or one of its affiliates, the purchase price we pay to CTO or one of its affiliates or the purchase price paid to us by CTO or one of its affiliates may be higher or lower, respectively, than the purchase price that would have been paid to or by us if the transaction were the result of arm’s length negotiations with an unaffiliated third party.

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

f-32

weakness or another economic downturn affecting the real estate industry or at other times when we need focused support and assistance from our Manager and the CTO executive officers and other personnel provided to us through our Manager, we may not receive the necessary support and assistance we require or that we would otherwise receive if we were self-managed.

Additionally, the ROFO Agreement does contain exceptions to CTO’s exclusivity for opportunities that include only an incidental interest in single-tenant, net leased properties. Accordingly, the ROFO Agreement will not prevent CTO from pursuing certain acquisition opportunities that otherwise satisfy our then-current investment criteria.

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

CONTRACTUAL COMMITMENTS – EXPENDITURES

As of December 31, 2021, the Company had no commitments related to capital expenditures.

NOTE 17.      SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions through February 10, 2022, the date the consolidated and combined financial statements were issued.

On January 5, 2022, the Company entered into a purchase and sale agreement with a certain subsidiary of CTO for the purchase of one net lease property located in Oceanside, New York, occupied by Party City. The terms of the purchase and sale agreement provided a total purchase price of $6.9 million. The acquisition was completed on January 7, 2022. As of the acquisition date, the property had a remaining lease term of 10.4 years.

There were no other reportable subsequent events or transactions.

f-33