Form 10-Q
period 2022-03-31
Alpine Income Property Trust, Inc.
filed 2022-04-21
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the registrant’s common stock outstanding on April 14, 2022 was 11,832,791.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	(Unaudited) March 31, 2022	December 31, 2021
ASSETS
Real Estate:
Land, at Cost	$195,953	$178,172
Building and Improvements, at Cost	307,985	266,236
Total Real Estate, at Cost	503,938	444,408
Less, Accumulated Depreciation	(18,965)	(15,419)
Real Estate—Net	484,973	428,989
Cash and Cash Equivalents	2,244	8,851
Restricted Cash	691	646
Intangible Lease Assets—Net	64,120	58,821
Straight-Line Rent Adjustment	2,110	1,838
Other Assets	14,588	6,369
Total Assets	$568,726	$505,514
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$3,981	$2,363
Prepaid Rent and Deferred Revenue	1,524	2,033
Intangible Lease Liabilities—Net	6,242	5,476
Long-Term Debt	318,814	267,740
Total Liabilities	330,561	277,612
Commitments and Contingencies—See Note 16
Equity:
Preferred Stock, $0.01 par value per share, 100 million shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common Stock, $0.01 par value per share, 500 million shares authorized, 11,772,963 shares issued and outstanding as of March 31, 2022 and 11,454,815 shares issued and outstanding as of December 31, 2021	118	114
Additional Paid-in Capital	207,035	200,906
Dividends in Excess of Net Income	(8,779)	(6,419)
Accumulated Other Comprehensive Income	8,754	1,922
Stockholders' Equity	207,128	196,523
Noncontrolling Interest	31,037	31,379
Total Equity	238,165	227,902
Total Liabilities and Equity	$568,726	$505,514

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues:
Lease Income	$10,799	$5,890
Total Revenues	10,799	5,890
Operating Expenses:
Real Estate Expenses	1,092	651
General and Administrative Expenses	1,431	1,030
Depreciation and Amortization	5,672	3,143
Total Operating Expenses	8,195	4,824
Net Income From Operations	2,604	1,066
Interest Expense	1,680	555
Net Income	924	511
Less: Net Income Attributable to Noncontrolling Interest	(118)	(71)
Net Income Attributable to Alpine Income Property Trust, Inc.	$806	$440

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$0.07	$0.06
Diluted	$0.06	$0.05

Weighted Average Number of Common Shares:
Basic	11,662,697	7,565,429
Diluted	13,366,191	8,789,283

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net Income Attributable to Alpine Income Property Trust, Inc.	$806	$440
Other Comprehensive Income
Cash Flow Hedging Derivative - Interest Rate Swaps	6,832	676
Total Other Comprehensive Income	6,832	676
Total Comprehensive Income	$7,638	$1,116

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

For the three months ended March 31, 2022:

	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2022	$114	$200,906	$(6,419)	$1,922	$196,523	$31,379	$227,902
Net Income	—	—	806	—	806	118	924
Stock Issuance to Directors	—	79	—	—	79	—	79
Stock Issuance, Net of Equity Issuance Costs	4	6,050	—	—	6,054	—	6,054
Cash Dividend ($0.27 per share)	—	—	(3,166)	—	(3,166)	(460)	(3,626)
Other Comprehensive Income	—	—	—	6,832	6,832	—	6,832
Balance March 31, 2022	$118	$207,035	$(8,779)	$8,754	$207,128	$31,037	$238,165

For the three months ended March 31, 2021:

	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2021	$75	$132,878	$(5,713)	$(481)	$126,759	$22,334	$149,093
Net Income	—	—	440	—	440	71	511
Stock Issuance to Directors	—	66	—	—	66	—	66
Stock Issuance, Net of Equity Issuance Costs	4	7,647	—	—	7,651	—	7,651
Cash Dividend ($0.24 per share)	—	—	(1,896)	—	(1,896)	(293)	(2,189)
Other Comprehensive Income	—	—	—	676	676	—	676
Balance March 31, 2021	$79	$140,591	$(7,169)	$195	$133,696	$22,112	$155,808

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash Flow From Operating Activities:
Net Income	$924	$511
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	5,672	3,143
Amortization of Intangible Lease Assets and Liabilities to Lease Income	(101)	(41)
Amortization of Deferred Financing Costs to Interest Expense	125	65
Non-Cash Compensation	79	73
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(294)	(147)
COVID-19 Rent Repayments	23	271
Other Assets	243	27
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	(40)	(350)
Prepaid Rent and Deferred Revenue	(509)	257
Net Cash Provided By Operating Activities	6,122	3,809
Cash Flow From Investing Activities:
Acquisition of Real Estate, Including Capitalized Expenditures	(66,089)	(22,117)
Net Cash Used In Investing Activities	(66,089)	(22,117)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	62,000	12,500
Payments on Long-Term Debt	(11,000)	—
Cash Paid for Loan Fees	(23)	—
Proceeds From Stock Issuance, Net	6,054	7,651
Dividends Paid	(3,626)	(2,189)
Net Cash Provided By Financing Activities	53,405	17,962
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(6,562)	(346)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	9,497	1,894
Cash, Cash Equivalents and Restricted Cash, End of Period	$2,935	$1,548

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$2,244	$1,548
Restricted Cash	691	—
Total Cash	$2,935	$1,548

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$1,512	$482

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain on Cash Flow Hedge	$6,832	$676
Right-of-Use Assets and Operating Lease Liability	$1,831	$—

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

Our portfolio consists of 129 net leased properties located in 84 markets in 35 states. The properties in our portfolio are primarily subject to long-term, triple-net leases, which generally require the tenant to pay all of the property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO Realty Growth, Inc. (our “Manager”). CTO Realty Growth, Inc. (NYSE: CTO) is a Maryland corporation that is a publicly traded diversified real estate investment trust (“REIT”) and the sole member of our Manager (“CTO”).

ORGANIZATION

The Company is a Maryland corporation that was formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering (“IPO”) of shares of its common stock (the “Offering”) as well as a concurrent private placement of shares of common stock to CTO. The price per share paid in the Offering and the concurrent private placement was $19.00 (the “IPO Price”). The Offering raised $142.5 million in gross proceeds from the issuance of 7,500,000 shares of our common stock. We also raised $7.5 million from the concurrent private placement to CTO from the issuance of 394,737 shares of our common stock (“CTO Private Placement”). Included in the Offering was CTO’s purchase of 421,053 shares of our common stock for $8.0 million, representing a cash investment by CTO of $15.5 million. A total of $125.9 million of proceeds from the Offering were utilized to acquire 15 properties in our initial portfolio from CTO. The remaining five properties in our initial portfolio were contributed by CTO in exchange for 1,223,854 units of the operating partnership (the “OP Units”) for a value of $23.3 million based on the IPO Price. As of March 31, 2022, four of the properties included within our initial portfolio have been sold. Subsequent to March 31, 2022, one additional property included within our initial portfolio was sold (see Note 17, “Subsequent Events”). The Company incurred a total of $12.0 million of transaction costs, which included underwriting fees of $9.4 million. Upon completion of the Offering, the CTO Private Placement, and the other transactions executed at the time of our listing on the New York Stock Exchange (the “NYSE”) under the symbol “PINE” (collectively defined as the “Formation Transactions”), CTO owned 22.3% of our outstanding common stock (assuming the OP Units issued to CTO in the Formation Transactions are exchanged for shares of our common stock on a one-for-one basis).

We conduct the substantial majority of our operations through Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of March 31, 2022, we have a total ownership interest in the Operating Partnership of 87.4%, with CTO holding, directly and indirectly, a 9.1% ownership interest in the Operating Partnership. The remaining 3.5% ownership interest is held by an unrelated third party in connection with the issuance of 479,640 OP Units valued at $9.0 million in the aggregate, or $18.85 per unit. The issuance of 479,640 OP Units includes (i) 424,951 OP Units issued as consideration for the portfolio of nine net lease properties acquired on June 30, 2021 and (ii) 54,689 OP Units issued as consideration for the acquisition of one net lease property on July 12, 2021 (see Note 3, “Property Portfolio”). Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) manages our business and affairs.

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

LONG-LIVED ASSETS

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, Property, Plant, and Equipment, in conducting its impairment analyses. The Company reviews the recoverability of long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of situations considered to be triggering events include: a substantial decline in operating cash flows during the period, a current or projected loss from operations, a property not fully leased or leased at rates that are less than current market rates, and any other quantitative or qualitative events deemed significant by management. Long-lived assets are evaluated for impairment by using an undiscounted cash flow approach, which considers future estimated capital expenditures. Impairment of long-lived assets is measured at fair value less cost to sell.

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

PROPERTY LEASE REVENUE

The rental arrangements associated with the Company’s property portfolio are classified as operating leases. The Company recognizes lease income on these properties on a straight-line basis over the term of the lease. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between lease income recognized under this method and contractual lease payment terms (i.e., straight-line rent) is recorded as a deferred operating lease receivable and is included in straight-line rent adjustment on the accompanying consolidated balance sheets. The Company’s leases provide for reimbursement from tenants for variable lease payments including common area maintenance, insurance, real estate taxes, and other operating expenses. A portion of our variable lease payment revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred and accrued.

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of March 31, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts totaled $0.3 million.

OPERATING LAND LEASE EXPENSE

The Company is the lessee under operating land leases for certain of its properties, which leases are classified as operating leases pursuant to FASB ASC Topic 842, Leases. The corresponding lease expense is recognized on a straight-line basis over the term of the lease and is included in real estate expenses in the accompanying consolidated statements of operations.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of March 31, 2022 and December 31, 2021 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of cash and cash equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

RESTRICTED CASH

Restricted cash totaled $0.7 million at March 31, 2022 which is being held in a capital replacement and leasing commissions reserve account in connection with our financing of six properties.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITY

The Company accounts for its cash flow hedging derivatives in accordance with FASB ASC Topic 815-20, Derivatives and Hedging. Depending upon the hedge’s value at each balance sheet date, the derivatives are included in either other assets or accounts payable, accrued expenses, and other liabilities on the accompanying consolidated balance sheet at its fair value. On the date each interest rate swap was entered into, the Company designated the derivatives as a hedge of the variability of cash flows to be paid related to the recognized long-term debt liabilities.

The Company documented the relationship between the hedging instruments and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transactions. At the hedges’ inception, the Company assessed whether the derivatives that are used in hedging the transactions are highly effective in offsetting changes in cash flows of the hedged items, and will continue to do so on a quarterly basis.

Changes in fair value of the hedging instruments that are highly effective and designated and qualified as cash-flow hedges are recorded in other comprehensive income and loss, until earnings are affected by the variability in cash flows of the designated hedged items (see Note 10,  “Interest Rate Swaps”).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable included in other assets, accounts payable, and accrued expenses and other liabilities approximate fair value because of the short maturity of these instruments. The carrying value of the Credit Facility, hereinafter defined, approximates current market rates for revolving credit arrangements with similar risks and maturities. The Company estimates the fair value of its mortgage note payable and term loans based on incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt. The discount rate used to calculate the fair value of debt approximates current lending rates for loans and assumes the debt is outstanding through maturity. Since such amounts are estimates that are based on limited available market information for similar transactions, which is a Level 2 non-recurring measurement, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

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

CONCENTRATION OF CREDIT RISK

There were no tenants who accounted for more than 10% of total revenues during the three months ended March 31, 2022. Certain of the tenants in the portfolio accounted for more than 10% of total revenues during the three months ended March 31, 2021, which tenants included Wells Fargo Bank and Hilton Grand Vacations, representing 14% and 11% of total revenues, respectively.

As of March 31, 2022 and December 31, 2021, 19% and 20%, respectively, of the Company’s real estate portfolio, based on square footage, was located in the state of Texas.

NOTE 3. PROPERTY PORTFOLIO

As of March 31, 2022, the Company’s property portfolio consisted of 129 properties with total square footage of 3.5 million.

Leasing revenue consists of long-term rental revenue from retail and office properties, which is recognized as earned, using the straight-line method over the life of each lease. Lease payments below include straight-line base rental revenue as well as the non-cash accretion of above and below market lease amortization. The variable lease payments are comprised of percentage rent payments and reimbursements from tenants for common area maintenance, insurance, real estate taxes, and other operating expenses.

The components of leasing revenue are as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Lease Income
Lease Payments	$9,731	$5,446
Variable Lease Payments	1,068	444
Total Lease Income	$10,799	$5,890

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to March 31, 2022, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2022	$30,798
2023	40,560
2024	39,514
2025	38,013
2026	34,211
2027	31,258
2028 and Thereafter (Cumulative)	109,721
Total	$324,075

2022 Activity. During the three months ended March 31, 2022, the Company acquired 16 properties for a combined purchase price of $65.5 million, or a total cost of $66.0 million including capitalized acquisition costs. The properties are located in 12 states, leased to 7 different tenants, and had a weighted average remaining lease term of 9.0 years at the time of acquisition. Of the total acquisition cost, $17.7 million was allocated to land, $41.7 million was allocated to buildings and improvements, $7.5 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $0.9 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 9.2 years at acquisition. No properties were disposed of during the three months ended March 31, 2022.

2021 Activity. During the three months ended March 31, 2021, the Company acquired five properties for a combined purchase price of $21.9 million, or a total cost of $22.1 million including capitalized acquisition costs. The properties are located in 3 states, leased to 5 different tenants, and had a weighted average remaining lease term of 9.2 years at the time of acquisition. Of the total acquisition cost, $5.4 million was allocated to land, $13.4 million was allocated to buildings and improvements, $3.4 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $0.1 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 9.2 years at acquisition. No properties were disposed of during the three months ended March 31, 2021.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$2,244	$2,244	$8,851	$8,851
Restricted Cash - Level 1	$691	$691	$646	$646
Long-Term Debt - Level 2	$318,814	$319,346	$267,740	$272,637

The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following tables present the fair value of assets measured on a recurring basis by level as of March 31, 2022 and December 31, 2021 (in thousands). See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
2026 Term Loan Interest Rate Swap (1)	$3,782	$—	$3,782	$—
2027 Term Loan Interest Rate Swap (2)	$4,972	$—	$4,972	$—
December 31, 2021
2026 Term Loan Interest Rate Swap (1)	$945	$—	$945	$—
2027 Term Loan Interest Rate Swap (2)	$977	$—	$977	$—
(1)	Effective May 21, 2021, the Company utilized interest rate swaps to fix LIBOR and achieve a weighted average fixed interest rate of 0.81% plus the applicable spread on the $60.0 million 2026 Term Loan (hereinafter defined) balance.
(2)	Effective September 30, 2021, the Company utilized interest rate swaps, inclusive of its redesignation of the existing $50.0 million interest rate swap entered into as of April 30, 2020, to fix LIBOR and achieve a weighted average fixed interest rate of 0.53% plus the applicable spread on the $80.0 million 2027 Term Loan (hereinafter defined) balance. On September 30, 2021, the Company entered into an additional interest rate swap to extend the fixed interest rate through maturity on January 31, 2027.

NOTE 5. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	As of
	March 31, 2022	December 31, 2021
Intangible Lease Assets:
Value of In-Place Leases	$50,140	$45,301
Value of Above Market In-Place Leases	4,022	3,623
Value of Intangible Leasing Costs	21,368	19,066
Sub-total Intangible Lease Assets	75,530	67,990
Accumulated Amortization	(11,410)	(9,169)
Sub-total Intangible Lease Assets—Net	64,120	58,821
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(7,379)	(6,397)
Sub-total Intangible Lease Liabilities	(7,379)	(6,397)
Accumulated Amortization	1,137	921
Sub-total Intangible Lease Liabilities—Net	(6,242)	(5,476)
Total Intangible Assets and Liabilities—Net	$57,878	$53,345

The following table reflects the net amortization of intangible assets and liabilities during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Amortization Expense	$2,126	$1,194
Accretion to Properties Revenue	(101)	(41)
Net Amortization of Intangible Assets and Liabilities	$2,025	$1,153

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Expense	Future Accretion to Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2022	$6,870	$(341)	$6,529
2023	8,924	(456)	8,468
2024	8,558	(436)	8,122
2025	7,886	(398)	7,488
2026	6,762	(248)	6,514
2027	5,572	(233)	5,339
2028 and Thereafter	15,914	(496)	15,418
Total	$60,486	$(2,608)	$57,878

As of March 31, 2022, the weighted average amortization period of both the total intangible assets and liabilities was 9.0 years.

NOTE 6. OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Tenant Receivables—Net of Allowance for Doubtful Accounts (1)	$212	$790
Accrued Unbilled Tenant Receivables	610	553
Prepaid Insurance	434	616
Deposits on Acquisitions	590	350
Prepaid Expenses, Deposits, and Other	1,755	1,496
Deferred Financing Costs—Net	406	469
Interest Rate Swaps	8,754	2,095
Operating Leases - Right-of-Use Asset (2)	1,827	—
Total Other Assets	$14,588	$6,369
(1)	Includes $0.3 million allowance for doubtful accounts as of March 31, 2022 and December 31, 2021.
(2)	See Note 7, “Operating Land Leases” for further disclosure related to the Company’s right-of-use asset balance as of March 31, 2022.

NOTE 7. OPERATING LAND LEASES

The Company is the lessee under operating land leases for certain of its properties. FASB ASC Topic 842, Leases, requires a lessee to recognize right-of-use assets and lease liabilities that arise from leases, whether qualifying as an operating or finance lease. As of March 31, 2022, the Company’s right-of-use assets and corresponding lease liabilities totaled $1.8 million, which balances are reflected within other assets and accounts payable, accrued expenses, and other liabilities, respectively, on the consolidated balance sheets. The right-of-use assets and lease liabilities are measured based on the present value of the lease payments utilizing discount rates estimated to be equal to that which the Company would pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

The Company’s operating land leases do not include variable lease payments and generally provide renewal options, at the Company’s election, to extend the terms of the respective leases. Renewal option periods are included in the calculation of the right-of-use assets and corresponding lease liabilities when it is reasonably certain that the Company, as lessee, will exercise the option to extend the lease.

Amortization of right-of-use assets for operating land leases is recognized on a straight-line basis over the term of the lease and is included within real estate expenses in the consolidated statements of operations. Amortization totaled less than $0.01 million during the three months ended March 31, 2022, with no such expense recognized during the three months ended March 31, 2021.

The following table reflects a summary of operating land leases, under which the Company is the lessee, for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating Cash Outflows	$0.01	$—
Weighted Average Remaining Lease Term	8.5	—
Weighted Average Discount Rate	2.0%	—

Minimum future lease payments under non-cancelable operating land leases, having remaining terms in excess of one year subsequent to March 31, 2022, are summarized as follows (in thousands):

Year Ending December 31,
Remainder of 2022	$192
2023	257
2024	251
2025	192
2026	202
2027	202
2028 and Thereafter	692
Total Lease Payments	$1,988
Imputed Interest	(161)
Operating Leases – Liability	$1,827

NOTE 8. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Accounts Payable	$181	$213
Accrued Expenses	1,049	676
Due to CTO	924	1,301
Interest Rate Swap	—	173
Operating Leases - Liability (1)	1,827	—
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$3,981	$2,363
(1)	See Note 7, “Operating Land Leases” for further disclosure related to the Company’s operating lease liability balance as of March 31, 2022.

NOTE 9. LONG-TERM DEBT

As of March 31, 2022, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Stated Interest Rate	Maturity Date
Credit Facility	$150,000	30-Day LIBOR + [1.35% - 1.95%]	November 2023
2026 Term Loan (1)	60,000	30-Day LIBOR + [1.35% - 1.95%]	May 2026
2027 Term Loan (2)	80,000	30-Day LIBOR + [1.25% - 1.90%]	January 2027
Mortgage Note Payable – CMBS Portfolio	30,000	4.33%	October 2034
Total Debt/Weighted-Average Rate	$320,000	2.35%
(1)	Effective May 21, 2021, the Company utilized interest rate swaps to fix LIBOR and achieve a weighted average fixed interest rate of 0.81% plus the applicable spread on the $60.0 million 2026 Term Loan (hereinafter defined) balance. See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(2)	Effective September 30, 2021, the Company utilized interest rate swaps, inclusive of the existing $50.0 million interest rate swap entered into as of April 30, 2020, to fix LIBOR and achieve a weighted average fixed interest rate of 0.53% plus the applicable spread on the $80.0 million 2027 Term Loan (hereinafter defined) balance. On September 30, 2021, the Company entered into an additional interest rate swap to extend the fixed interest rate through maturity on January 31, 2027. See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

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

At March 31, 2022, the current commitment level under the Credit Facility was $150.0 million and the Company had an outstanding balance of $150.0 million. Subsequent to March 31, 2022, the Company exercised its accordion options on the 2026 and 2027 Term Loans to pay down the balance on the Credit Facility by an aggregate of $60.0 million.

2026 Term Loan. On May 21, 2021, the Operating Partnership, the Company and certain subsidiaries of the Company entered into a credit agreement (the “2026 Term Loan Credit Agreement”) for a term loan (the “2026 Term Loan”) in an aggregate principal amount of $60.0 million with a maturity of five years. Truist Securities, Inc. acted as sole lead arranger and sole book runner, with Truist Bank, N.A. as administrative agent. Truist Bank, N.A., Bank of Montreal, Raymond James Bank, N.A. and Stifel Bank are lenders under the 2026 Term Loan. In addition, the Operating Partnership may request up to three incremental term loan commitments in an aggregate amount not to exceed $100.0 million.

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

Long-term debt as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022		December 31, 2021
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$150,000	$—	$99,000	$—
2026 Term Loan	60,000	—	60,000	—
2027 Term Loan	80,000	—	80,000	—
Mortgage Note Payable – CMBS Portfolio	30,000	—	30,000	—
Financing Costs, net of Accumulated Amortization	(1,186)	—	(1,260)	—
Total Long-Term Debt	$318,814	$—	$267,740	$—

Payments applicable to reduction of principal amounts as of March 31, 2022 will be required as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2022	$—
2023	150,000
2024	—
2025	—
2026	60,000
2027	80,000
2028 and Thereafter	30,000
Total Long-Term Debt - Face Value	$320,000

The carrying value of long-term debt as of March 31, 2022 consisted of the following (in thousands):

Total
Current Face Amount	$320,000
Financing Costs, net of Accumulated Amortization	(1,186)
Total Long-Term Debt	$318,814

In addition to the $1.2 million of financing costs, net of accumulated amortization included in the table above, as of March 31, 2022, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $0.4 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Interest Expense	$1,555	$490
Amortization of Deferred Financing Costs to Interest Expense	125	65
Total Interest Expense	$1,680	$555

Total Interest Paid	$1,512	$482

The Company was in compliance with all of its debt covenants as of March 31, 2022.

NOTE 10. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the three months ended March 31, 2022. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements are included in other assets and accrued and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements are noted below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value as of March 31, 2022
2026 Term Loan (1)	5/21/2021	5/21/2026	0.81% + applicable spread	$60,000	$3,782
2027 Term Loan (2)	9/30/2021	11/26/2024	0.53% + applicable spread	$80,000	$4,009
2027 Term Loan (3)	11/26/2024	1/31/2027	1.60% + applicable spread	$80,000	$963
(1)	Effective May 21, 2021, the Company utilized interest rate swaps to fix LIBOR and achieve a weighted average fixed interest rate of 0.81% plus the applicable spread on the $60.0 million 2026 Term Loan balance.
(2)	Effective September 30, 2021, the Company utilized interest rate swaps, inclusive of its redesignation of the existing $50.0 million interest rate swap entered into as of April 30, 2020, to fix LIBOR and achieve a weighted average fixed interest rate of 0.53% plus the applicable spread on the $80.0 million 2027 Term Loan balance.
(3)	The interest rate swap agreement hedges the $80.0 million 2027 Term Loan balance under different terms and commences concurrent to the interest rate agreements maturing on November 26, 2024.

NOTE 11. EQUITY

SHELF REGISTRATION

On December 1, 2020, the Company filed a shelf registration statement on Form S-3, relating to the registration and potential issuance of its common stock, preferred stock, warrants, rights, and units with a maximum aggregate offering price of up to $350.0 million. The Securities and Exchange Commission declared the Form S-3 effective on December 11, 2020.

ATM PROGRAM

On December 14, 2020, the Company implemented a $100.0 million “at-the-market” equity offering program (the “2020 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. During the three months ended March 31, 2022, the Company sold 314,671 shares under the 2020 ATM Program for gross proceeds of $6.2 million at a weighted average price of $19.65 per share, generating net proceeds of $6.1 million after deducting transaction fees totaling $0.1 million. During the three months ended March 31, 2021, the Company sold 434,201 shares under the 2020 ATM Program for gross proceeds of $7.9 million at a weighted average price of $18.25 per share, generating net proceeds of $7.8 million after deducting transaction fees totaling $0.1 million.

FOLLOW-ON PUBLIC OFFERING

In June 2021, the Company completed a follow-on public offering of 3,220,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 420,000 shares of common stock. Upon closing, the Company issued 3,220,000 shares and received net proceeds of $54.3 million, after deducting the underwriting discount and expenses.

NONCONTROLLING INTEREST

As of March 31, 2022, CTO holds, directly and indirectly, a 9.1% noncontrolling ownership interest in the Operating Partnership as a result of 1,223,854 OP Units issued to CTO at the time of the Company’s Formation Transactions, as further described in Note 1, “Business and Organization.” An additional 3.5% noncontrolling ownership interest is held by an unrelated third party in connection with the issuance of 479,640 OP Units valued at $9.0 million in the aggregate, or $18.85 per unit. The issuance of 479,640 OP Units includes (i) 424,951 OP Units issued as consideration for the portfolio of nine net lease properties acquired on June 30, 2021 and (ii) 54,689 OP Units issued as consideration for the acquisition of one net lease property on July 12, 2021.

DIVIDENDS

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Code. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the Company. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the three months ended March 31, 2022 and 2021, the Company declared and paid cash dividends on its common stock and OP Units of $0.27 per share and $0.24 per share, respectively.

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

The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net Income Attributable to Alpine Income Property Trust, Inc.	$806	$440

Weighted Average Number of Common Shares Outstanding	11,662,697	7,565,429
Weighted Average Number of Common Shares Applicable to OP Units using Treasury Stock Method (1)	1,703,494	1,223,854
Total Shares Applicable to Diluted Earnings per Share	13,366,191	8,789,283

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$0.07	$0.06
Diluted	$0.06	$0.05
(1)	Represents shares underlying OP units including (i) 1,223,854 shares underlying OP Units issued to CTO in connection with our Formation Transactions and (ii) 479,640 shares underlying OP Units issued to an unrelated third party in connection with the acquisition of ten net lease properties during the year ended December 31, 2021 (see Note 11, “Equity”).

NOTE 13. SHARE REPURCHASES

In March 2020, the Board approved a $5.0 million stock repurchase program (the “$5.0 Million Repurchase Program”). During the first half of 2020, the Company repurchased 456,237 shares of its common stock on the open market for a total cost of $5.0 million, or an average price per share of $11.02, which completed the $5.0 Million Repurchase Program. There were no repurchases of the Company’s common stock during the three months ended March 31, 2022.

NOTE 14. STOCK-BASED COMPENSATION

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

On November 26, 2019, the Company granted restricted shares of common stock to each of the inaugural non-employee directors under the Individual Plan. Each of the inaugural non-employee directors received an award of 2,000 restricted shares of common stock on November 26, 2019. The restricted shares will vest in substantially equal installments on each of the first, second and third anniversaries of the grant date. As of December 31, 2021, the first and second increments of this award had vested, leaving 2,668 shares unvested. In addition, the restricted shares are subject to a holding period beginning on the grant date and ending on the date that the grantee ceases to serve as a member of the Board (the “Holding Period”). During the Holding Period, the restricted shares may not be sold, pledged or otherwise transferred by the grantee. Except for the one-time IPO-related grant of these 8,000 restricted shares of common stock, and the quarterly common stock grants to the non-employee directors in lieu of cash retainer fees (pursuant to the directors’ annual election under the Company’s Non-Employee Director Compensation Policy), the Company has not made any grants under the Equity Incentive Plans. Any future grants under the Equity Incentive Plans will be approved by the compensation committee of the Board. The 2019 non-employee director share awards had an aggregate grant date fair value of $0.2 million. The Company’s determination of the grant date fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the vesting period and is included in general and administrative expenses in the Company’s consolidated statements of operations. Award forfeitures are accounted for in the period in which they occur. During each of the three months ended March 31, 2022 and 2021, the Company recognized stock compensation expense totaling $0.01 million.

A summary of activity for these awards during the three months ended March 31, 2022 is presented below:

Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Non-Vested at January 1, 2022	2,668	$18.80
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Non-Vested at March 31, 2022	2,668	$18.80

As of March 31, 2022, there was $0.03 million of unrecognized compensation cost related to the three-year vest restricted shares, which will be recognized over a remaining period of 0.7 years.

Each member of the Board has the option to receive his or her annual retainer in shares of Company common stock rather than cash. The number of shares awarded to the directors making such election is calculated quarterly by dividing the amount of the quarterly retainer payment due to such director by the trailing 20-day average price of the Company’s common stock as of the last business day of the calendar quarter, rounded down to the nearest whole number of shares. During the three months ended March 31, 2022, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.07 million, or 3,514 shares, which were issued on April 1, 2022. During the three months ended March 31, 2021, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.06 million, or 3,453 shares, which were issued on April 1, 2021.

Stock compensation expense for the three months ended March 31, 2022 and 2021 is summarized as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Stock Compensation Expense – Director Restricted Stock	$13	$12
Stock Compensation Expense – Director Retainers Paid in Stock	66	61
Total Stock Compensation Expense	$79	$73

NOTE 15. RELATED PARTY MANAGEMENT COMPANY

We are externally managed by the Manager, a wholly owned subsidiary of CTO. Subsequent to the IPO, CTO purchased an aggregate 12,853 shares of PINE common stock in the open market including (i) 4,765 shares purchased during the three months ended March 31, 2022 for $0.09 million, or an average price per share of $18.47 and (ii) 8,088 shares purchased during the year ended December 31, 2021 for $0.1 million, or an average price per share of $17.65. As of March 31, 2022, CTO owns, in the aggregate, 1,223,854 OP Units and 828,643 shares of PINE common stock, inclusive of (i) 394,737 shares of common stock totaling $7.5 million issued in connection with the CTO Private Placement, (ii) 421,053 shares of common stock totaling $8.0 million issued in connection with the IPO, and (iii) 12,853 shares of common stock totaling $0.2 million purchased by CTO subsequent to the IPO. The aggregate 1,223,854 OP Units and 828,643 shares of PINE common stock held by CTO represent an investment totaling $38.6 million, or 15.2% of PINE’s outstanding equity, as of March 31, 2022.

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

Our Manager has the ability to earn an annual incentive fee based on our total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. We would pay our Manager an incentive fee with respect to each annual measurement period in the amount of the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was due for the year ended December 31, 2021.

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

The Company incurred management fee expenses totaling $0.9 million and $0.6 million during the three months ended March 31, 2022 and 2021, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.6 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.

The following table represents amounts due to (from) CTO (in thousands):

	As of
Description	March 31, 2022	December 31, 2021
Management Fee due to CTO	$936	$913
Other	(12)	388
Total (1)	$924	$1,301
(1)	Included in accrued expenses, see Note 8, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

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

On April 6, 2021, the Company entered into a purchase and sale agreement with a certain subsidiary of CTO for the purchase of one net lease property for $11.5 million. The acquisition was completed on April 23, 2021.

On April 2, 2021, the Company entered into a purchase and sale agreement with certain subsidiaries of CTO for the purchase of the CMBS Portfolio. The terms of the purchase and sale agreement, as amended on April 20, 2021, provided a total purchase price of $44.5 million for the CMBS Portfolio. The acquisition of the CMBS Portfolio was completed on June 30, 2021.

On January 5, 2022, the Company entered into a purchase and sale agreement with a certain subsidiary of CTO for the purchase of one net lease property for $6.9 million. The acquisition was completed on January 7, 2022.

The entry into these purchase and sale agreements, and subsequent completion of the related acquisitions, are a result of the Company exercising its right to purchase the aforementioned properties under the ROFO Agreement.

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

We may acquire or sell net leased properties that would potentially fit the investment criteria for our Manager or its affiliates. Similarly, our Manager or its affiliates may acquire or sell net leased properties that would potentially fit our investment criteria. Although such acquisitions or dispositions could present conflicts of interest, we nonetheless may pursue and consummate such transactions. Additionally, we may engage in transactions directly with our Manager or its affiliates, including the purchase and sale of all or a portion of a portfolio of assets. If we acquire a net leased property from CTO or one of its affiliates or sell a net leased property to CTO or one of its affiliates, the purchase price we pay to CTO or one of its affiliates or the purchase price paid to us by CTO or one of its affiliates may be higher or lower, respectively, than the purchase price that would have been paid to or by us if the transaction were the result of arm’s length negotiations with an unaffiliated third party.

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

NOTE 17. SUBSEQUENT EVENTS

The Company reviewed all subsequent events and transactions through April 21, 2022 the date the consolidated financial statements were issued.

Term Loans

On April 14, 2022, the Company exercised the 2026 and 2027 Term Loan accordion options for $40.0 million and $20.0 million, respectively, increasing aggregate lender commitments and borrowings to $100.0 million under each Term Loan. The total $60.0 million proceeds were utilized to pay down the Company’s Credit Facility.

Property Disposition

On April 14, 2022, the Company completed the sale of the property located in Portland, Oregon, leased to Wells Fargo for a sales price of $38.8 million, representing a gain of $7.0 million. Proceeds from the sale were utilized as part of a reverse 1031 like-kind exchange transaction.

There were no other reportable subsequent events or transactions.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we refer to “we,” “us,” “our,” “PINE,” or “the Company,” we mean Alpine Income Property Trust, Inc. and its consolidated subsidiaries. References to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Alpine Income Property Trust, Inc. included in this Quarterly Report on Form 10-Q. Some of the comments we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section below entitled “Special Note Regarding Forward-Looking Statements.” Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

See “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of these risks, as well as additional risks and uncertainties that could cause actual results or events to differ materially from those described in the Company’s forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

OVERVIEW

We are a real estate company that owns and operates a high-quality portfolio of commercial properties located in the United States. Our properties are generally leased on a long-term basis and located primarily in, or in close proximity to major metropolitan statistical areas, or MSAs, and in growth markets and other markets in the United States with favorable economic and demographic conditions. Our properties are primarily leased to industry leading, creditworthy tenants, many of which operate in industries we believe are resistant to the impact of e-commerce or defensive in nature against economic uncertainty or disruption. The properties in our portfolio are primarily triple-net leases which generally require the tenant to pay all of the property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. Our portfolio consists of 129 net leased retail and office properties located in 84 markets in 35 states. Fifteen properties in our portfolio are long-term ground leases where we are the lessor to the tenant.

Twenty properties, representing our initial portfolio, were acquired from CTO Realty Growth, Inc. (“CTO”) in the formation transactions, utilizing $125.9 million of proceeds from our initial public offering of our common stock (the “IPO”) and the issuance of 1,223,854 units of our operating partnership (the “OP Units”) that had an initial value of $23.3 million based on the IPO price of $19.00 per share (the “IPO Price”). As of March 31, 2022, four of the properties included within our initial portfolio have been sold. Subsequent to March 31, 2022, one additional property included within our initial portfolio was sold (see Note 17, “Subsequent Events”).

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

Our objective is to maximize cash flow and value per share by generating stable and growing cash flows and attractive risk-adjusted returns through owning, operating and growing a diversified portfolio of high-quality net leased commercial properties with strong long-term real estate fundamentals. The 129 properties in our portfolio are 100% occupied and represent 3.5 million of gross rentable square feet. As of March 31, 2022, our leases have a weighted-average remaining lease term of 7.8 years based on annualized base rent.

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

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

The following presents the Company’s results of operations for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021	$ Variance	% Variance
Revenues:
Lease Income	$10,799	$5,890	$4,909	83.3%
Total Revenues	10,799	5,890	4,909	83.3%
Operating Expenses:
Real Estate Expenses	1,092	651	441	67.7%
General and Administrative Expenses	1,431	1,030	401	38.9%
Depreciation and Amortization	5,672	3,143	2,529	80.5%
Total Operating Expenses	8,195	4,824	3,371	69.9%
Net Income from Operations	2,604	1,066	1,538	144.3%
Interest Expense	1,680	555	1,125	202.7%
Net Income	924	511	413	80.8%
Less: Net Income Attributable to Noncontrolling Interest	(118)	(71)	(47)	(66.2)%
Net Income Attributable to Alpine Income Property Trust, Inc.	$806	$440	$366	83.2%

Revenue and Direct Cost of Revenues

Revenue from our property operations during the three months ended March 31, 2022 and 2021, totaled $10.8 million and $5.9 million, respectively. The $4.9 million increase in revenues is reflective of the Company’s volume of acquisitions. The direct costs of revenues for our property operations totaled $1.1 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. The $0.4 million increase in the direct cost of revenues is also attributable to the Company’s expanded property portfolio.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021	$ Variance	% Variance
Management Fee to Manager	$936	$638	$298	46.7%
Director Stock Compensation Expense	79	73	6	8.2%
Director & Officer Insurance Expense	96	129	(33)	(25.6)%
Additional General and Administrative Expense	320	190	130	68.4%
Total General and Administrative Expenses	$1,431	$1,030	$401	38.9%

General and administrative expenses totaled $1.4 million and $1.0 million during the three months ended March 31, 2022 and 2021, respectively. The $0.4 million increase is primarily attributable to growth in the Company’s equity base, which led to increased management fee expenses totaling $0.3 million.

Depreciation and Amortization

      Depreciation and amortization expense totaled $5.7 million and $3.1 million during the three months ended March 31, 2022 and 2021, respectively. The $2.5 million increase in the depreciation and amortization expense is reflective of the Company’s expanded property portfolio.

Interest Expense

Interest expense totaled $1.7 million and $0.6 million during the three months ended March 31, 2022 and 2021, respectively. The $1.1 million increase in interest expense is attributable to the higher average outstanding debt balance during the three months ended March 31, 2022 as compared to the same period in 2021. The overall increase in the Company’s long-term debt was primarily utilized to fund acquisitions of properties during 2021 and year to date 2022.

Net Income

Net income totaled $0.9 million and $0.5 million during the three months ended March 31, 2022 and 2021, respectively. The increase in net income is attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $2.9 million at March 31, 2022, including restricted cash of $0.7 million, see Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance at March 31, 2022.

Long-Term Debt. As of March 31, 2022, the Company had an outstanding balance of $150.0 million on the Credit Facility. Subsequent to March 31, 2022, the Company exercised its accordion options on the 2026 and 2027 Term Loans to pay down the balance on the Credit Facility by an aggregate of $60.0 million. See Note 9, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance at March 31, 2022.

Acquisitions and Investments. As noted previously, the Company acquired 16 properties during the three months ended March 31, 2022 for an aggregate purchase price of $65.5 million, as further described in Note 3, “Property Portfolio”.

ATM Program.  During the three months ended March 31, 2022, the Company sold 314,671 shares under the 2020 ATM Program for gross proceeds of $6.2 million at a weighted average price of $19.65 per share, generating net proceeds of $6.1 million.

Capital Expenditures. As of March 31, 2022, the Company had no commitments related to capital expenditures for the maintenance of fixed assets, such as land, buildings, and equipment.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, proceeds from the completion of the sale of assets utilizing the reverse like-kind 1031 exchange structure, $79.8 million of availability remaining under the 2020 ATM Program, and $60.0 million of available capacity on the existing $150.0 million Credit Facility, based on our current borrowing base of properties, and subsequent pay down of the Credit Facility with proceeds from the exercise of the accordion options on the 2026 and 2027 Term Loans.

The Board and management consistently review the allocation of capital with the goal of providing the best long-term return for our stockholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing the Company’s securities, and retaining funds for reinvestment. Annually, the Board reviews our business plan and corporate strategies, and makes adjustments as circumstances warrant. Management’s focus is to continue our strategy of investing in net leased properties by utilizing capital that we raise and available borrowing capacity from the Credit Facility to increase our portfolio of income-producing properties, providing stabilized cash flows with strong risk-adjusted returns primarily in larger metropolitan areas and growth markets.

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

Reconciliation of Non-GAAP Measures (in thousands, except share data):

	Three Months Ended
	March 31, 2022	March 31, 2021
Net Income	$924	$511
Depreciation and Amortization	5,672	3,143
Funds From Operations	$6,596	$3,654
Adjustments:
Straight-Line Rent Adjustment	(294)	(147)
COVID-19 Rent Repayments	23	271
Non-Cash Compensation	79	73
Amortization of Deferred Financing Costs to Interest Expense	125	65
Amortization of Intangible Assets and Liabilities to Lease Income	(101)	(41)
Other Non-Cash (Income) Expense	24	(6)
Recurring Capital Expenditures	—	(19)
Adjusted Funds From Operations	$6,452	$3,850

Weighted Average Number of Common Shares:
Basic	11,662,697	7,565,429
Diluted	13,366,191	8,789,283

Other Data (in thousands, except per share data):

	Three Months Ended
	March 31, 2022	March 31, 2021
FFO	$6,596	$3,654
FFO per Diluted Share	$0.49	$0.42

AFFO	$6,452	$3,850
AFFO per Diluted Share	$0.48	$0.44

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled 16 properties for a combined purchase price of $65.5 million for the three months ended March 31, 2022 and five properties for a combined purchase price of $21.9 million for the three months ended March 31, 2021.

See Note 2, “Summary of Significant Accounting Policies”, for further discussion of the Company’s accounting estimates and policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13(a)-15 and 15(d)-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

ITEM 1A. RISK FACTORS

As of March 31, 2022, there have been no material changes in our risk factors from those set forth under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”). The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

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

Exhibit 10.1	Real Estate Purchase and Sale Agreement dated January 28, 2022. †*

Exhibit 10.2	First Amendment to the Purchase and Sale Agreement dated March 1, 2022. †*

Exhibit 10.3	Second Amendment to the Purchase and Sale Agreement dated March 15, 2022. †*

Exhibit 31.1	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification filed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†	Filed Herewith
*

Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10). The omitted information is not material and is the type of information that the Company customarily and actually treats as private and confidential.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE INCOME PROPERTY TRUST, INC.
(Registrant)

April 21, 2022	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

April 21, 2022	By:	/s/ Matthew M. Partridge
Matthew M. Partridge, Senior Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)
April 21, 2022	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Vice President and Chief Accounting Officer (Principal Accounting Officer)