Form 10-Q
period 2022-06-30
Alpine Income Property Trust, Inc.
filed 2022-07-21
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the registrant’s common stock outstanding on July 14, 2022 was 11,867,278.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	(Unaudited) June 30, 2022	December 31, 2021
ASSETS
Real Estate:
Land, at Cost	$180,569	$178,172
Building and Improvements, at Cost	304,129	266,236
Total Real Estate, at Cost	484,698	444,408
Less, Accumulated Depreciation	(17,527)	(15,419)
Real Estate—Net	467,171	428,989
Assets Held for Sale	2,435	—
Cash and Cash Equivalents	2,427	8,851
Restricted Cash	15,131	646
Intangible Lease Assets—Net	61,371	58,821
Straight-Line Rent Adjustment	1,912	1,838
Other Assets	16,909	6,369
Total Assets	$567,356	$505,514
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$4,788	$2,363
Prepaid Rent and Deferred Revenue	1,662	2,033
Intangible Lease Liabilities—Net	5,177	5,476
Long-Term Debt	300,973	267,740
Total Liabilities	312,600	277,612
Commitments and Contingencies—See Note 16
Equity:
Preferred Stock, $0.01 par value per share, 100 million shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common Stock, $0.01 par value per share, 500 million shares authorized, 11,863,589 shares issued and outstanding as of June 30, 2022 and 11,454,815 shares issued and outstanding as of December 31, 2021	119	114
Additional Paid-in Capital	208,706	200,906
Retained Earnings (Dividends in Excess of Net Income)	2,301	(6,419)
Accumulated Other Comprehensive Income	10,999	1,922
Stockholders' Equity	222,125	196,523
Noncontrolling Interest	32,631	31,379
Total Equity	254,756	227,902
Total Liabilities and Equity	$567,356	$505,514

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues:
Lease Income	$11,280	$6,597	$22,079	$12,487
Total Revenues	11,280	6,597	22,079	12,487
Operating Expenses:
Real Estate Expenses	1,285	824	2,377	1,475
General and Administrative Expenses	1,479	1,286	2,910	2,316
Depreciation and Amortization	5,694	3,463	11,366	6,606
Total Operating Expenses	8,458	5,573	16,653	10,397
Gain on Disposition of Assets	15,637	—	15,637	—
Net Income From Operations	18,459	1,024	21,063	2,090
Interest Expense	2,123	678	3,803	1,233
Net Income	16,336	346	17,260	857
Less: Net Income Attributable to Noncontrolling Interest	(2,054)	(42)	(2,172)	(113)
Net Income Attributable to Alpine Income Property Trust, Inc.	$14,282	$304	$15,088	$744

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$1.21	$0.03	$1.28	$0.09
Diluted	$1.05	$0.03	$1.12	$0.08

Weighted Average Number of Common Shares:
Basic	11,844,108	8,853,259	11,753,904	8,212,902
Diluted	13,547,602	10,081,783	13,457,398	9,439,104

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Income Attributable to Alpine Income Property Trust, Inc.	$14,282	$304	$15,088	$744
Other Comprehensive Income (Loss)
Cash Flow Hedging Derivative - Interest Rate Swaps	2,245	(15)	9,077	661
Total Other Comprehensive Income (Loss)	2,245	(15)	9,077	661
Total Comprehensive Income	$16,527	$289	$24,165	$1,405

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

For the three months ended June 30, 2022:

	Common Stock at Par	Additional Paid-in Capital	Retained Earnings (Dividends in Excess of Net Income)	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance April 1, 2022	$118	$207,035	$(8,779)	$8,754	$207,128	$31,037	$238,165
Net Income	—	—	14,282	—	14,282	2,054	16,336
Stock Issuance to Directors	—	79	—	—	79	—	79
Stock Issuance, Net of Equity Issuance Costs	1	1,592	—	—	1,593	—	1,593
Cash Dividends ($0.27 per share)	—	—	(3,202)	—	(3,202)	(460)	(3,662)
Other Comprehensive Income	—	—	—	2,245	2,245	—	2,245
Balance June 30, 2022	$119	$208,706	$2,301	$10,999	$222,125	$32,631	$254,756

For the three months ended June 30, 2021:

	Common Stock at Par	Additional Paid-in Capital	Retained Earnings (Dividends in Excess of Net Income)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance April 1, 2021	$79	$140,591	$(7,169)	$195	$133,696	$22,112	$155,808
Net Income	—	—	304	—	304	42	346
Stock Issuance to Directors	—	73	—	—	73	—	73
Stock Issuance, Net of Equity Issuance Costs	34	57,314	—	—	57,348	—	57,348
Operating Units Issued	—	—	—	—	—	8,010	8,010
Cash Dividends ($0.25 per share)	—	—	(2,824)	—	(2,824)	(306)	(3,130)
Other Comprehensive Loss	—	—	—	(15)	(15)	—	(15)
Balance June 30, 2021	$113	$197,978	$(9,689)	$180	$188,582	$29,858	$218,440

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(Unaudited, in thousands, except per share data)

For the six months ended June 30, 2022:

	Common Stock at Par	Additional Paid-in Capital	Retained Earnings (Dividends in Excess of Net Income)	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2022	$114	$200,906	$(6,419)	$1,922	$196,523	$31,379	$227,902
Net Income	—	—	15,088	—	15,088	2,172	17,260
Stock Issuance to Directors	—	158	—	—	158	—	158
Stock Issuance, Net of Equity Issuance Costs	5	7,642	—	—	7,647	—	7,647
Cash Dividends ($0.54 per share)	—	—	(6,368)	—	(6,368)	(920)	(7,288)
Other Comprehensive Income	—	—	—	9,077	9,077	—	9,077
Balance June 30, 2022	$119	$208,706	$2,301	$10,999	$222,125	$32,631	$254,756

For the six months ended June 30, 2021:

	Common Stock at Par	Additional Paid-in Capital	Retained Earnings (Dividends in Excess of Net Income)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2021	$75	$132,878	$(5,713)	$(481)	$126,759	$22,334	$149,093
Net Income	—	—	744	—	744	113	857
Stock Issuance to Directors	—	139	—	—	139	—	139
Stock Issuance, Net of Equity Issuance Costs	38	64,961	—	—	64,999	—	64,999
Operating Units Issued	—	—	—	—	—	8,010	8,010
Cash Dividends ($0.49 per share)	—	—	(4,720)	—	(4,720)	(599)	(5,319)
Other Comprehensive Income	—	—	—	661	661	—	661
Balance June 30, 2021	$113	$197,978	$(9,689)	$180	$188,582	$29,858	$218,440

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flow From Operating Activities:
Net Income	$17,260	$857
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	11,366	6,606
Amortization of Intangible Lease Assets and Liabilities to Lease Income	(170)	(91)
Amortization of Deferred Financing Costs to Interest Expense	257	149
Gain on Disposition of Assets	(15,637)	—
Non-Cash Compensation	157	152
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(528)	(264)
COVID-19 Rent Repayments	45	385
Other Assets	278	46
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	595	906
Prepaid Rent and Deferred Revenue	(371)	120
Net Cash Provided By Operating Activities	13,252	8,866
Cash Flow From Investing Activities:
Acquisition of Real Estate, Including Capitalized Expenditures	(110,062)	(65,930)
Proceeds from Disposition of Assets	71,446	—
Net Cash Used In Investing Activities	(38,616)	(65,930)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	162,500	85,621
Payments on Long-Term Debt	(129,000)	(80,809)
Cash Paid for Loan Fees	(434)	(838)
Proceeds From Stock Issuance, Net	7,647	64,999
Dividends Paid	(7,288)	(5,319)
Net Cash Provided By Financing Activities	33,425	63,654
Net Decrease in Cash and Cash Equivalents	8,061	6,590
Cash and Cash Equivalents, Beginning of Period	9,497	1,894
Cash and Cash Equivalents, End of Period	$17,558	$8,484

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$2,427	$6,294
Restricted Cash	15,131	2,190
Total Cash	$17,558	$8,484

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$3,352	$1,105

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain on Cash Flow Hedge	$9,077	$661
Right-of-Use Assets and Operating Lease Liability	$1,831	$—
Operating Units Issued in Exchange for Real Estate	$—	$8,010
Underwriting Discounts on Capital Raised Through Issuance of Common Stock	$—	$2,866
Assumption of Mortgage Note Payable	$—	$30,000

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

Our portfolio consists of 143 net leased properties located in 98 markets in 35 states. The properties in our portfolio are primarily subject to long-term, triple-net leases, which generally require the tenant to pay all of the property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO Realty Growth, Inc. (our “Manager”). CTO Realty Growth, Inc. (NYSE: CTO) is a Maryland corporation that is a publicly traded diversified real estate investment trust (“REIT”) and the sole member of our Manager (“CTO”).

ORGANIZATION

The Company is a Maryland corporation that was formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering (“IPO”) of shares of its common stock (the “Offering”) as well as a concurrent private placement of shares of common stock to CTO. The price per share paid in the Offering and the concurrent private placement was $19.00 (the “IPO Price”). The Offering raised $142.5 million in gross proceeds from the issuance of 7,500,000 shares of our common stock. We also raised $7.5 million from the concurrent private placement to CTO from the issuance of 394,737 shares of our common stock (“CTO Private Placement”). Included in the Offering was CTO’s purchase of 421,053 shares of our common stock for $8.0 million, representing a cash investment by CTO of $15.5 million. A total of $125.9 million of proceeds from the Offering were utilized to acquire 15 properties in our initial portfolio from CTO. The remaining five properties in our initial portfolio were contributed by CTO in exchange for 1,223,854 units of the operating partnership (the “OP Units”) for a value of $23.3 million based on the IPO Price. As of June 30, 2022, eight of the properties included within our initial portfolio have been sold. Subsequent to June 30, 2022, one additional property included within our initial portfolio was sold. The Company incurred a total of $12.0 million of transaction costs, which included underwriting fees of $9.4 million. Upon completion of the Offering, the CTO Private Placement, and the other transactions executed at the time of our listing on the New York Stock Exchange (the “NYSE”) under the symbol “PINE” (collectively defined as the “Formation Transactions”), CTO owned 22.3% of our outstanding common stock (assuming the OP Units issued to CTO in the Formation Transactions are exchanged for shares of our common stock on a one-for-one basis).

We conduct the substantial majority of our operations through Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of June 30, 2022, we have a total ownership interest in the Operating Partnership of 87.4%, with CTO holding, directly and indirectly, a 9.1% ownership interest in the Operating Partnership. The remaining 3.5% ownership interest is held by an unrelated third party in connection with the issuance of 479,640 OP Units valued at $9.0 million in the aggregate, or $18.85 per unit. The issuance of 479,640 OP Units includes (i) 424,951 OP Units issued as consideration for the portfolio of nine net lease properties acquired on June 30, 2021 and (ii) 54,689 OP Units issued as consideration for the acquisition of one net lease property on July 12, 2021 (see Note 3, “Property Portfolio”). Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) manages our business and affairs.

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

SALES OF REAL ESTATE

When properties are disposed of, the related cost basis of the real estate, intangible lease assets, and intangible lease liabilities, net of accumulated depreciation and/or amortization, and any accrued straight-line rental income balance for the underlying operating leases are removed, and gains or losses from the dispositions are reflected in net income within gain on dispositions of assets. In accordance with the FASB guidance, gains or losses on sales of real estate are generally recognized using the full accrual method.

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

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of June 30, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts totaled $0.3 million.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of June 30, 2022 and December 31, 2021 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of cash and cash equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

RESTRICTED CASH

Restricted cash totaled $15.1 million as of June 30, 2022 of which $0.7 million is being held in a capital replacement and leasing commissions reserve account in connection with our financing of six properties and $14.4 million is being held in various escrow accounts to be reinvested through the like-kind exchange structure into other income properties.

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

The Company documented the relationship between the hedging instruments and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transactions. At the hedges’ inception, the Company assessed whether the derivatives that are used in hedging the transactions are highly effective in offsetting changes in cash flows of the hedged items and will continue to do so on a quarterly basis.

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

CONCENTRATION OF CREDIT RISK

There were no tenants who accounted for more than 10% of total revenues during the six months ended June 30, 2022. Wells Fargo Bank, NA accounted for 15% of total revenues during the six months ended June 30, 2021.

As of June 30, 2022 and December 31, 2021, 21% and 20%, respectively, of the Company’s real estate portfolio, based on square footage, was located in the state of Texas.

NOTE 3. PROPERTY PORTFOLIO

As of June 30, 2022, the Company’s property portfolio consisted of 143 properties with total square footage of 3.3 million.

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

The components of leasing revenue are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Lease Income
Lease Payments	$10,160	$5,986	$19,891	$11,432
Variable Lease Payments	1,120	611	2,188	1,055
Total Lease Income	$11,280	$6,597	$22,079	$12,487

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to June 30, 2022, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2022	$19,597
2023	38,681
2024	37,621
2025	36,069
2026	35,202
2027	31,916
2028 and Thereafter (Cumulative)	117,851
Total	$316,937

2022 Activity. During the six months ended June 30, 2022, the Company acquired 35 properties for a combined purchase price of $109.1 million, or a total cost of $110.0 million including capitalized acquisition costs. The properties are located in 17 states, leased to 12 different tenants, and had a weighted average remaining lease term of 9.4 years at the time of acquisition. Of the total acquisition cost, $31.1 million was allocated to land, $67.0 million was allocated to buildings and improvements, $13.1 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $1.2 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 9.7 years at acquisition.

During the six months ended June 30, 2022, the Company sold five properties for an aggregate sales price of $72.8 million, generating aggregate gains on sale of $15.6 million. One property was classified as held for sale as of June 30, 2022.

2021 Activity. During the six months ended June 30, 2021, the Company acquired 23 properties for a combined purchase price of $103.2 million, or a total cost of $103.8 million including capitalized acquisition costs. Of the total acquisition cost, $34.1 million was allocated to land, $57.5 million was allocated to buildings and improvements, $13.9 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $1.5 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 8.3 years at acquisition. No properties were sold during the six months ended June 30, 2021.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$2,427	$2,427	$8,851	$8,851
Restricted Cash - Level 1	$15,131	$15,131	$646	$646
Long-Term Debt - Level 2	$300,973	$296,198	$267,740	$272,637

The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following tables present the fair value of assets measured on a recurring basis by level as of June 30, 2022 and December 31, 2021 (in thousands). See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
2026 Term Loan Interest Rate Swap (1)	$4,640	$—	$4,640	$—
2027 Term Loan Interest Rate Swap (2)	$6,359	$—	$6,359	$—
December 31, 2021
2026 Term Loan Interest Rate Swap (1)	$945	$—	$945	$—
2027 Term Loan Interest Rate Swap (2)	$977	$—	$977	$—
(1)	Effective May 21, 2021, as amended on April 14, 2022 in connection with the 2026 Term Loan Amendment (hereinafter defined), the Company utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 0.80% plus the applicable spread on $60.0 million of the $100.0 million 2026 Term Loan (hereinafter defined) balance (prior to the 2026 Term Loan Amendment, the swap was to fix LIBOR at a weighted average fixed interest rate of 0.81%).
(2)	Effective September 30, 2021, as amended on April 14, 2022 in connection with the 2027 Term Loan Amendment (hereinafter defined), the Company utilized interest rate swaps, inclusive of its redesignation of the existing $50.0 million interest rate swap entered into as of April 30, 2020, to fix SOFR and achieve a weighted average fixed interest rate of 0.51% plus the applicable spread on $80.0 million of the $100.0 million 2027 Term Loan (hereinafter defined) balance (prior to the 2027 Term Loan Amendment, the swap was to fix LIBOR at a weighted average fixed interest rate of 0.53%). On September 30, 2021, the Company entered into an additional interest rate swap to extend the fixed interest rate through maturity on January 31, 2027.

NOTE 5. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	As of
	June 30, 2022	December 31, 2021
Intangible Lease Assets:
Value of In-Place Leases	$48,035	$45,301
Value of Above Market In-Place Leases	4,022	3,623
Value of Intangible Leasing Costs	20,450	19,066
Sub-total Intangible Lease Assets	72,507	67,990
Accumulated Amortization	(11,136)	(9,169)
Sub-total Intangible Lease Assets—Net	61,371	58,821
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(6,063)	(6,397)
Sub-total Intangible Lease Liabilities	(6,063)	(6,397)
Accumulated Amortization	886	921
Sub-total Intangible Lease Liabilities—Net	(5,177)	(5,476)
Total Intangible Assets and Liabilities—Net	$56,194	$53,345

The following table reflects the net amortization of intangible assets and liabilities during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Amortization Expense	$2,165	$1,303	$4,291	$2,498
Accretion to Properties Revenue	(69)	(50)	(170)	(91)
Net Amortization of Intangible Assets and Liabilities	$2,096	$1,253	$4,121	$2,407

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Expense	Future Accretion to Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2022	$4,324	$(143)	$4,181
2023	8,420	(292)	8,128
2024	8,054	(284)	7,770
2025	7,392	(248)	7,144
2026	6,913	(237)	6,676
2027	5,618	(196)	5,422
2028 and Thereafter	17,134	(261)	16,873
Total	$57,855	$(1,661)	$56,194

As of June 30, 2022, the weighted average amortization period of both the total intangible assets and liabilities was 9.2 years.

NOTE 6. OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Tenant Receivables—Net of Allowance for Doubtful Accounts (1)	$498	$790
Accrued Unbilled Tenant Receivables	965	553
Prepaid Insurance	248	616
Deposits on Acquisitions	265	350
Prepaid Expenses, Deposits, and Other	1,819	1,496
Deferred Financing Costs—Net	344	469
Interest Rate Swaps	10,999	2,095
Operating Leases - Right-of-Use Asset (2)	1,771	—
Total Other Assets	$16,909	$6,369
(1)	Includes $0.3 million allowance for doubtful accounts as of June 30, 2022 and December 31, 2021.
(2)	See Note 7, “Operating Land Leases” for further disclosure related to the Company’s right-of-use asset balance as of June 30, 2022.

NOTE 7. OPERATING LAND LEASES

The Company is the lessee under operating land leases for certain of its properties. FASB ASC Topic 842, Leases, requires a lessee to recognize right-of-use assets and lease liabilities that arise from leases, whether qualifying as an operating or finance lease. As of June 30, 2022, the Company’s right-of-use assets and corresponding lease liabilities totaled $1.8 million, which balances are reflected within other assets and accounts payable, accrued expenses, and other liabilities, respectively, on the consolidated balance sheets. The right-of-use assets and lease liabilities are measured based on the present value of the lease payments utilizing discount rates estimated to be equal to that which the Company would pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

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

Amortization of right-of-use assets for operating land leases is recognized on a straight-line basis over the term of the lease and is included within real estate expenses in the consolidated statements of operations. Amortization totaled less than $0.1 million during the three and six months ended June 30, 2022, with no such expense recognized during the three or six months ended June 30, 2021.

The following table reflects a summary of operating land leases, under which the Company is the lessee, for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating Cash Outflows	$64	$—	$69	$—
Weighted Average Remaining Lease Term	8.2	—	8.2	—
Weighted Average Discount Rate	2.0%	—	2.0%	—

Minimum future lease payments under non-cancelable operating land leases, having remaining terms in excess of one year subsequent to June 30, 2022, are summarized as follows (in thousands):

Year Ending December 31,
Remainder of 2022	$128
2023	257
2024	251
2025	192
2026	202
2027	202
2028 and Thereafter	701
Total Lease Payments	$1,933
Imputed Interest	(159)
Operating Leases – Liability	$1,774

NOTE 8. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Accounts Payable	$29	$213
Accrued Expenses	1,885	676
Tenant Security Deposits	164	—
Due to CTO	936	1,301
Interest Rate Swap	—	173
Operating Leases - Liability (1)	1,774	—
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$4,788	$2,363
(1)	See Note 7, “Operating Land Leases” for further disclosure related to the Company’s operating lease liability balance as of June 30, 2022.

NOTE 9. LONG-TERM DEBT

As of June 30, 2022, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Stated Interest Rate	Maturity Date
Credit Facility	$72,500	30-Day LIBOR + [1.35% - 1.95%]	November 2023
2026 Term Loan (1)	100,000	30-Day SOFR + 0.10% + [1.35% - 1.95%]	May 2026
2027 Term Loan (2)	100,000	30-Day SOFR + 0.10% + [1.25% - 1.90%]	January 2027
Mortgage Note Payable – CMBS Portfolio	30,000	4.33%	October 2034
Total Debt/Weighted-Average Rate	$302,500	3.04%
(1)	Effective May 21, 2021, as amended on April 14, 2022 in connection with the 2026 Term Loan Amendment (hereinafter defined), the Company utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 0.80% plus the applicable spread on $60.0 million of the $100.0 million 2026 Term Loan (hereinafter defined) balance. See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(2)	Effective September 30, 2021, as amended on April 14, 2022 in connection with the 2027 Term Loan Amendment (hereinafter defined), the Company utilized interest rate swaps, inclusive of the existing $50.0 million interest rate swap entered into as of April 30, 2020, to fix SOFR and achieve a weighted average fixed interest rate of 0.51% plus the applicable spread on $80.0 million of the $100.0 million 2027 Term Loan (hereinafter defined) balance. On September 30, 2021, the Company entered into an additional interest rate swap to extend the fixed interest rate through maturity on January 31, 2027. See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

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

At June 30, 2022, the commitment level under the Credit Facility was $150.0 million and the Company had an outstanding balance of $72.5 million.

2026 Term Loan. On May 21, 2021, the Operating Partnership, the Company and certain subsidiaries of the Company entered into a credit agreement (the “2026 Term Loan Credit Agreement”) for a term loan (the “2026 Term Loan”) in an aggregate principal amount of $60.0 million with a maturity of five years. On April 14, 2022, the Company entered into the Amendment, Increase and Joinder to the 2026 Term Loan Credit Agreement (the “2026 Term Loan Amendment”), which increased the term loan commitment under the 2026 Term Loan by $40 million to an aggregate of $100 million. The 2026 Term Loan Amendment also effectuated the transition of the underlying variable interest rate from LIBOR to SOFR. Truist Securities, Inc. acted as sole lead arranger and sole book runner, with Truist Bank, N.A. as administrative agent. Truist Bank, N.A., Bank of Montreal, Raymond James Bank, N.A., Stifel Bank, The Huntington National Bank, KeyBank National Association, Regions Bank, U.S. Bank National Association, and Synovus Financial Corporation are lenders under the 2026 Term Loan. In addition, subsequent to the 2026 Term Loan Amendment, the Operating Partnership may request additional lender commitments of up to an additional $60.0 million.

2027 Term Loan. On September 30, 2021, the Operating Partnership, the Company and certain subsidiaries of the Company entered into a credit agreement (the “2027 Term Loan Credit Agreement”) for a term loan (the “2027 Term Loan”) in an aggregate principal amount of $80.0 million (the “Term Commitment”) maturing in January 2027. On April 14, 2022, the Company entered into the Amendment, Increase and Joinder to the 2027 Term Loan Credit Agreement (the “2027 Term Loan Amendment”), which increased the Term Commitment by $20 million to an aggregate of $100 million. The 2027 Term Loan Amendment also effectuated the transition of the underlying variable interest rate from LIBOR to SOFR. KeyBanc Capital Markets Inc., Regions Capital Markets, and U.S. Bank National Association acted as joint lead arrangers, with KeyBanc Capital Markets Inc. as sole book runner, and KeyBank National Association as administrative agent. KeyBank National Association, Regions Bank, U.S. Bank National Association, Bank of Montreal, Raymond James Bank, and The Huntington National Bank are lenders under the 2027 Term Loan. In addition, subsequent to the 2027 Term Loan Amendment, the Operating Partnership may request additional lender commitments of up to an additional $120.0 million.

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

Long-term debt as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022		December 31, 2021
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$72,500	$—	$99,000	$—
2026 Term Loan	100,000	—	60,000	—
2027 Term Loan	100,000	—	80,000	—
Mortgage Note Payable – CMBS Portfolio	30,000	—	30,000	—
Financing Costs, net of Accumulated Amortization	(1,527)	—	(1,260)	—
Total Long-Term Debt	$300,973	$—	$267,740	$—

Payments applicable to reduction of principal amounts as of June 30, 2022 will be required as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2022	$—
2023	72,500
2024	—
2025	—
2026	100,000
2027	100,000
2028 and Thereafter	30,000
Total Long-Term Debt - Face Value	$302,500

The carrying value of long-term debt as of June 30, 2022 consisted of the following (in thousands):

Total
Current Face Amount	$302,500
Financing Costs, net of Accumulated Amortization	(1,527)
Total Long-Term Debt	$300,973

In addition to the $1.5 million of financing costs, net of accumulated amortization included in the table above, as of June 30, 2022, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $0.3 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-

line basis over the term of the Credit Facility and are included in interest expense in the consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest Expense	$1,991	$594	$3,546	$1,084
Amortization of Deferred Financing Costs to Interest Expense	132	84	257	149
Total Interest Expense	$2,123	$678	$3,803	$1,233

Total Interest Paid	$1,840	$623	$3,352	$1,105

The Company was in compliance with all of its debt covenants as of June 30, 2022.

NOTE 10. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the three and six months ended June 30, 2022. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements are included in other assets and accrue and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements are noted below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value as of June 30, 2022
2026 Term Loan (1)	5/21/2021	5/21/2026	0.80% + 0.10% + applicable spread	$60,000	$4,640
2027 Term Loan (2)	9/30/2021	11/26/2024	0.51%+ 0.10% + applicable spread	$80,000	$4,691
2027 Term Loan (3)	11/26/2024	1/31/2027	1.60%+ 0.10% + applicable spread	$80,000	$1,668
(1)	Effective May 21, 2021, as amended on April 14, 2022 in connection with the 2026 Term Loan Amendment, the Company utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 0.80% plus the applicable spread on $60.0 million of the $100.0 million 2026 Term Loan balance. Prior to April 14, 2022, the swap was to fix LIBOR at a weighted average fixed interest rate of 0.81%)
(2)	Effective September 30, 2021, as amended on April 14, 2022 in connection with the 2027 Term Loan Amendment, the Company utilized interest rate swaps, inclusive of its redesignation of the existing $50.0 million interest rate swap entered into as of April 30, 2020, to fix SOFR and achieve a weighted average fixed interest rate of 0.51% plus the applicable spread on $80.0 million of the $100.0 million 2027 Term Loan balance. Prior to April 14, 2022, the swap was to fix LIBOR at a weighted average fixed interest rate of 0.53%.
(3)	The interest rate swap agreement hedges $80.0 million of the $100.0 million 2027 Term Loan balance under different terms and commences concurrent to the interest rate agreements maturing on November 26, 2024.

NOTE 11. EQUITY

SHELF REGISTRATION

On December 1, 2020, the Company filed a shelf registration statement on Form S-3, relating to the registration and potential issuance of its common stock, preferred stock, warrants, rights, and units with a maximum aggregate offering price of up to $350.0 million. The Securities and Exchange Commission declared the Form S-3 effective on December 11, 2020.

ATM PROGRAM

On December 14, 2020, the Company implemented a $100.0 million “at-the-market” equity offering program (the “2020 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. During the three months ended June 30, 2022, the Company sold 87,112 shares under the 2020 ATM Program for gross proceeds of $1.7 million at a weighted average price of $19.09 per share, generating net proceeds of $1.6 million after deducting transaction fees totaling $0.02 million. During the six months ended June 30, 2022, the Company sold 401,783 shares under the 2020 ATM Program for gross proceeds of $7.8 million at a weighted average price of $19.53 per share, generating net proceeds of $7.7 million after deducting transaction fees totaling $0.1 million. During the three months ended June 30, 2021, the Company sold 176,028 shares under the 2020 ATM Program for gross proceeds of $3.2 million at a weighted average price of $18.06 per share, generating net proceeds of $3.1 million after deducting transaction fees totaling $0.05 million. During the six months ended June 30, 2021, the Company sold 610,229 shares under the 2020 ATM Program for gross proceeds of $11.1 million at a weighted average price of $18.19 per share, generating net proceeds of $10.9 million after deducting transaction fees totaling $0.2 million.

FOLLOW-ON PUBLIC OFFERING

In June 2021, the Company completed a follow-on public offering of 3,220,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 420,000 shares of common stock. Upon closing, the Company issued 3,220,000 shares and received net proceeds of $54.3 million, after deducting the underwriting discount and expenses.

NONCONTROLLING INTEREST

As of June 30, 2022, CTO holds, directly and indirectly, a 9.1% noncontrolling ownership interest in the Operating Partnership as a result of 1,223,854 OP Units issued to CTO at the time of the Company’s Formation Transactions, as further described in Note 1, “Business and Organization.” An additional 3.5% noncontrolling ownership interest is held by an unrelated third party in connection with the issuance of 479,640 OP Units valued at $9.0 million in the aggregate, or $18.85 per unit. The issuance of 479,640 OP Units includes (i) 424,951 OP Units issued as consideration for the portfolio of nine net lease properties acquired on June 30, 2021 and (ii) 54,689 OP Units issued as consideration for the acquisition of one net lease property on July 12, 2021.

DIVIDENDS

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Code. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the Company. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the three months ended June 30, 2022 and 2021, the Company declared and paid cash dividends on its common stock and OP Units of $0.27 per share and $0.25 per share, respectively. During the six months ended June 30, 2022 and 2021, the Company declared and paid cash dividends on its common stock and OP Units of $0.54 per share and $0.49 per share, respectively.

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

The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Income Attributable to Alpine Income Property Trust, Inc.	$14,282	$304	$15,088	$744

Weighted Average Number of Common Shares Outstanding	11,844,108	8,853,259	11,753,904	8,212,902
Weighted Average Number of Common Shares Applicable to OP Units using Treasury Stock Method (1)	1,703,494	1,228,524	1,703,494	1,226,202
Total Shares Applicable to Diluted Earnings per Share	13,547,602	10,081,783	13,457,398	9,439,104

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$1.21	$0.03	$1.28	$0.09
Diluted	$1.05	$0.03	$1.12	$0.08
(1)	Represents shares underlying OP units including (i) 1,223,854 shares underlying OP Units issued to CTO in connection with our Formation Transactions and (ii) 479,640 shares underlying OP Units issued to an unrelated third party in connection with the acquisition of ten net lease properties during the year ended December 31, 2021 (see Note 11, “Equity”).

NOTE 13. SHARE REPURCHASES

In March 2020, the Board approved a $5.0 million stock repurchase program (the “$5.0 Million Repurchase Program”). During the first half of 2020, the Company repurchased 456,237 shares of its common stock on the open market for a total cost of $5.0 million, or an average price per share of $11.02, which completed the $5.0 Million Repurchase Program. There were no repurchases of the Company’s common stock during the six months ended June 30, 2022, or 2021.

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

A summary of activity for these awards during the six months ended June 30, 2022 is presented below:

Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Non-Vested at January 1, 2022	2,668	$18.80
Granted	—	—
Vested	—	$—
Expired	—	—
Forfeited	—	—
Non-Vested at June 30, 2022	2,668	$18.80

As of June 30, 2022, there was $0.02 million of unrecognized compensation cost related to the three-year vest restricted shares, which will be recognized over a remaining period of 0.4 years.

Each member of the Board has the option to receive his or her annual retainer in shares of Company common stock rather than cash. The number of shares awarded to the directors making such election is calculated quarterly by dividing the amount of the quarterly retainer payment due to such director by the trailing 20-day average price of the Company’s common stock as of the last business day of the calendar quarter, rounded down to the nearest whole number of shares. During the six months ended June 30, 2022, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.1 million, or 7,203 shares, of which 3,514 shares were issued on April 1, 2022 and 3,689 shares were issued on July 1, 2022. During the six months ended June 30, 2021, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.1 million, or 6,978 shares, of which 3,453 were issued on April 1, 2021 and 3,525 shares were issued on July 1, 2021.

Stock compensation expense for the three and six months ended June 30, 2022 and 2021 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Stock Compensation Expense – Director Restricted Stock	$12	$13	$25	$25
Stock Compensation Expense – Director Retainers Paid in Stock	66	66	132	127
Total Stock Compensation Expense	$78	$79	$157	$152

NOTE 15. RELATED PARTY MANAGEMENT COMPANY

We are externally managed by the Manager, a wholly owned subsidiary of CTO. Subsequent to the IPO, CTO purchased an aggregate 107,866 shares of PINE common stock in the open market including (i) 99,778 shares purchased during the six months ended June 30, 2022 for $1.8 million, or an average price per share of $17.99 and (ii) 8,088 shares purchased during the year ended December 31, 2021 for $0.1 million, or an average price per share of $17.65. As of June 30, 2022, CTO owns, in the aggregate, 1,223,854 OP Units and 923,656 shares of PINE common stock, inclusive of (i) 394,737 shares of common stock totaling $7.5 million issued in connection with the CTO Private Placement, (ii) 421,053 shares of common stock totaling $8.0 million issued in connection with the IPO, and (iii) 107,866 shares of common stock totaling $1.9 million purchased by CTO subsequent to the IPO. The aggregate 1,223,854 OP Units and 923,656 shares of PINE common stock held by CTO represent an investment totaling $38.5 million, or 15.8% of PINE’s outstanding equity, as of June 30, 2022.

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

The Company incurred management fee expenses totaling $0.9 million and $1.9 million during the three and six months ended June 30, 2022, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.6 million and $1.1 million for the three and six months ended June 30, 2022, respectively. The Company incurred management fee expenses totaling $0.7 million and $1.4 million during the three and six months ended June 30, 2021, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.5 million and $1.0 million for the three and six months ended June 30, 2021, respectively.

The following table represents amounts due to (from) CTO (in thousands):

	As of
Description	June 30, 2022	December 31, 2021
Management Fee due to CTO	$948	$913
Other	(12)	388
Total (1)	$936	$1,301
(1)	Included in accrued expenses, see Note 8, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

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

NOTE 17. SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through July 21, 2022 the date the consolidated financial statements were issued. There were no reportable subsequent events or transactions.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we refer to “we,” “us,” “our,” or “the Company,” we mean Alpine Income Property Trust, Inc. and its consolidated subsidiaries. References to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Alpine Income Property Trust, Inc. included in this Quarterly Report on Form 10-Q. Some of the comments we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section below entitled “Special Note Regarding Forward-Looking Statements.” Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

OVERVIEW

We are a real estate company that owns and operates a high-quality portfolio of commercial properties located in the United States. Our properties are generally leased on a long-term basis and located primarily in, or in close proximity to major metropolitan statistical areas, or MSAs, and in growth markets and other markets in the United States with favorable economic and demographic conditions. Our properties are primarily leased to industry leading, creditworthy tenants, many of which operate in industries we believe are resistant to the impact of e-commerce or defensive in nature against economic uncertainty or disruption. The properties in our portfolio are primarily triple-net leases which generally require the tenant to pay all of the property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. Our portfolio consists of 143 net leased retail and office properties located in 98 markets in 35 states.

Twenty properties, representing our initial portfolio, were acquired from CTO Realty Growth, Inc. (“CTO”) in the formation transactions, utilizing $125.9 million of proceeds from our initial public offering of our common stock (the “IPO”) and the issuance of 1,223,854 units of our operating partnership (the “OP Units”) that had an initial value of $23.3 million based on the IPO price of $19.00 per share (the “IPO Price”). As of June 30, 2022, eight of the properties included within our initial portfolio have been sold. Subsequent to June 30, 2022, one additional property included within our initial portfolio was sold.

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

Our objective is to maximize cash flow and value per share by generating stable and growing cash flows and attractive risk-adjusted returns through owning, operating and growing a diversified portfolio of high-quality net leased commercial properties with strong long-term real estate fundamentals. The 143 properties in our portfolio are 100% occupied and represent 3.3 million of gross rentable square feet. As of June 30, 2022, our leases have a weighted-average remaining lease term of 8.0 years based on annualized base rent.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

The following presents the Company’s results of operations for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021 (in thousands):

	Three Months Ended
	June 30, 2022	June 30, 2021	$ Variance	% Variance
Revenues:
Lease Income	$11,280	$6,597	$4,683	71.0%
Total Revenues	11,280	6,597	4,683	71.0%
Operating Expenses:
Real Estate Expenses	1,285	824	461	55.9%
General and Administrative Expenses	1,479	1,286	193	15.0%
Depreciation and Amortization	5,694	3,463	2,231	64.4%
Total Operating Expenses	8,458	5,573	2,885	51.8%
Gain on Disposition of Assets	15,637	—	15,637	100.0%
Net Income from Operations	18,459	1,024	17,435	1702.6%
Interest Expense	2,123	678	1,445	213.1%
Net Income	16,336	346	15,990	4621.4%
Less: Net Income Attributable to Noncontrolling Interest	(2,054)	(42)	(2,012)	(4790.5)%
Net Income Attributable to Alpine Income Property Trust, Inc.	$14,282	$304	$13,978	4598.0%

Revenue and Direct Cost of Revenues

Revenue from our property operations during the three months ended June 30, 2022 and 2021, totaled $11.3 million and $6.6 million, respectively. The $4.7 million increase in revenues is reflective of the Company’s volume of property acquisitions, partially offset by property sales. The direct costs of revenues for our property operations totaled $1.3 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively. The $0.5 million increase in the direct cost of revenues is also attributable to the Company’s expanded property portfolio.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021 (in thousands):

	Three Months Ended
	June 30, 2022	June 30, 2021	$ Variance	% Variance
Management Fee to Manager	$948	$721	$227	31.5%
Director Stock Compensation Expense	78	79	(1)	(1.3)%
Director & Officer Insurance Expense	96	129	(33)	(25.6)%
Additional General and Administrative Expense	357	357	—	0.0%
Total General and Administrative Expenses	$1,479	$1,286	$193	15.0%

General and administrative expenses totaled $1.5 million and $1.3 million during the three months ended June 30, 2022 and 2021, respectively. The $0.2 million increase is primarily attributable to growth in the Company’s equity base, which led to increased management fee expenses totaling $0.2 million.

Depreciation and Amortization

      Depreciation and amortization expense totaled $5.7 million and $3.5 million during the three months ended June 30, 2022 and 2021, respectively. The $2.2 million increase in the depreciation and amortization expense is reflective of the Company’s expanded property portfolio.

Gain on Disposition of Assets

      During the three months ended June 30, 2022, the Company sold five properties for an aggregate sales price of $72.8 million, generating aggregate gains on sale of $15.6 million. No properties were sold during the three months ended June 30, 2021.

Interest Expense

Interest expense totaled $2.1 million and $0.7 million during the three months ended June 30, 2022 and 2021, respectively. The $1.4 million increase in interest expense is attributable to the higher average outstanding debt balance during the three months ended June 30, 2022 as compared to the same period in 2021. The overall increase in the Company’s long-term debt was primarily utilized to fund the acquisitions of properties during the latter half of 2021 and year to date in 2022.

Net Income

Net income totaled $16.3 million and $0.3 million during the three months ended June 30, 2022 and 2021, respectively. The increase in net income is attributable to the factors described above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

The following presents the Company’s results of operations for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021 (in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021	$ Variance	% Variance
Revenues:
Lease Income	$22,079	$12,487	$9,592	76.8%
Total Revenues	22,079	12,487	9,592	76.8%
Operating Expenses:
Real Estate Expenses	2,377	1,475	902	61.2%
General and Administrative Expenses	2,910	2,316	594	25.6%
Depreciation and Amortization	11,366	6,606	4,760	72.1%
Total Operating Expenses	16,653	10,397	6,256	60.2%
Gain on Disposition of Assets	15,637	—	15,637	100.0%
Net Income from Operations	21,063	2,090	18,973	907.8%
Interest Expense	3,803	1,233	2,570	208.4%
Net Income	17,260	857	16,403	1914.0%
Less: Net Income Attributable to Noncontrolling Interest	(2,172)	(113)	(2,059)	(1822.1)%
Net Income Attributable to Alpine Income Property Trust, Inc.	$15,088	$744	$14,344	1928.0%

Revenue and Direct Cost of Revenues

Revenue from our property operations during the six months ended June 30, 2022 and 2021, totaled $22.1 million and $12.5 million, respectively. The $9.6 million increase in revenues is reflective of the Company’s volume of property acquisitions, partially offset by property sales. The direct costs of revenues for our property operations totaled $2.4 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively. The $0.9 million increase in the direct cost of revenues is also attributable to the Company’s expanded property portfolio.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021 (in thousands):

	Six Months Ended
	June 30, 2022	June 30, 2021	$ Variance	% Variance
Management Fee to Manager	$1,884	$1,359	$525	38.6%
Director Stock Compensation Expense	157	152	5	3.3%
Director & Officer Insurance Expense	192	257	(65)	(25.3)%
Additional General and Administrative Expense	677	548	129	23.5%
Total General and Administrative Expenses	$2,910	$2,316	$594	25.6%

General and administrative expenses totaled $2.9 million and $2.3 million during the six months ended June 30, 2022 and 2021, respectively. The $0.6 million increase is primarily attributable to growth in the Company’s equity base, which led to increased management fee expenses totaling $0.5 million.

Depreciation and Amortization

      Depreciation and amortization expense totaled $11.4 million and $6.6 million during the six months ended June 30, 2022 and 2021, respectively. The $4.8 million increase in the depreciation and amortization expense is reflective of the Company’s expanded property portfolio.

Gain on Disposition of Assets

      During the six months ended June 30, 2022, the Company sold five properties for an aggregate sales price of $72.8 million, generating aggregate gains on sale of $15.6 million. No properties were sold during the six months ended June 30, 2021.

Interest Expense

Interest expense totaled $3.8 million and $1.2 million during the six months ended June 30, 2022 and 2021, respectively. The $2.6 million increase in interest expense is attributable to the higher average outstanding debt balance during the six months ended June 30, 2022 as compared to the same period in 2021. The overall increase in the Company’s long-term debt was primarily utilized to fund the acquisitions of properties during the latter half of 2021 and year to date in 2022.

Net Income

Net income totaled $17.3 million and $0.9 million during the six months ended June 30, 2022 and 2021, respectively. The increase in net income is attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $17.6 million as of June 30, 2022, including restricted cash of $15.1 million, see Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance as of June 30, 2022.

Long-Term Debt. As of June 30, 2022, the Company had an outstanding balance of $72.5 million on the $150 million revolving Credit Facility. The Company also had $200.0 million in term loans and $30.0 million in mortgage notes payable outstanding as of June 30, 2022. See Note 9, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance at June 30, 2022.

Acquisitions and Dispositions. As further described in Note 3, “Property Portfolio,” the Company (i) acquired 35 properties during the six months ended June 30, 2022 for an aggregate purchase price of $109.1 million and (ii) sold five properties for an aggregate sales price of $72.8 million, generating aggregate gains on sale of $15.6 million. One property was classified as held for sale as of June 30, 2022.

ATM Program.  During the six months ended June 30, 2022, the Company sold 401,783 shares under the 2020 ATM Program for gross proceeds of $7.8 million at a weighted average price of $19.53 per share, generating net proceeds of $7.7 million.

Capital Expenditures. As of June 30, 2022, the Company had no commitments related to capital expenditures for the maintenance of fixed assets, such as land, buildings, and equipment.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, proceeds from the completion of the sale of assets utilizing the reverse like-kind 1031 exchange structure, $78.2 million of availability remaining under the 2020 ATM Program, and $77.5 million of available capacity on the existing $150.0 million Credit Facility.

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

Reconciliation of Non-GAAP Measures (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net Income	$16,336	$346	$17,260	$857
Depreciation and Amortization	5,694	3,463	11,366	6,606
Gain on Disposition of Assets	(15,637)	—	(15,637)	—
Funds From Operations	$6,393	$3,809	$12,989	$7,463
Adjustments:
Straight-Line Rent Adjustment	(234)	(117)	(528)	(264)
COVID-19 Rent Repayments	22	114	45	385
Non-Cash Compensation	78	79	157	152
Amortization of Deferred Financing Costs to Interest Expense	132	84	257	149
Amortization of Intangible Assets and Liabilities to Lease Income	(69)	(50)	(170)	(91)
Other Non-Cash Expense (Income)	23	(5)	47	(11)
Recurring Capital Expenditures	—	(22)	—	(41)
Adjusted Funds From Operations	$6,345	$3,892	$12,797	$7,742

Weighted Average Number of Common Shares:
Basic	11,844,108	8,853,259	11,753,904	8,212,902
Diluted	13,547,602	10,081,783	13,457,398	9,439,104

Other Data (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
FFO	$6,393	$3,809	$12,989	$7,463
FFO per Diluted Share	$0.47	$0.38	$0.97	$0.79

AFFO	$6,345	$3,892	$12,797	$7,742
AFFO per Diluted Share	$0.47	$0.39	$0.95	$0.82

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled 35 properties for a combined purchase price of $109.1 million for the six months ended June 30, 2022 and 23 properties for a combined purchase price of $103.2 million for the six months ended June 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13(a)-15 and 15(d)-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the six months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

ITEM 1A. RISK FACTORS

As of June 30, 2022, there have been no material changes in our risk factors from those set forth under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”). The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

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

Exhibit 10.1

Amendment, Increase and Joinder to Credit Agreement, dated as of April 14, 2022, among Alpine Income Property, OP, LP, Alpine Income Property Trust, Inc., the other Guarantors from time to time parties thereto, Truist Bank, N.A., and certain other lenders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 18, 2022).

Exhibit 10.2

Amendment, Increase and Joinder to Credit Agreement, dated as of April 14, 2022, among Alpine Income Property, OP, LP, Alpine Income Property Trust, Inc., the other Guarantors from time to time parties thereto, the Lenders from time to time parties thereto, and KeyBank National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 18, 2022).

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

ALPINE INCOME PROPERTY TRUST, INC.
(Registrant)

July 21, 2022	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

July 21, 2022	By:	/s/ Matthew M. Partridge
Matthew M. Partridge, Senior Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)
July 21, 2022	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Vice President and Chief Accounting Officer (Principal Accounting Officer)