Form 10-Q
period 2022-09-30
Alpine Income Property Trust, Inc.
filed 2022-10-20
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-39143

ALPINE INCOME PROPERTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	84-2769895
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

369 N. New York Avenue, Suite 201
Winter Park, Florida	32789
(Address of principal executive offices)	(Zip Code)

(407) 904-3324

(Registrant’s telephone number, including area code)

1140 N. Williamson Blvd., Suite 140 Daytona Beach, Florida 32114

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

The number of shares of the registrant’s common stock outstanding on October 14, 2022 was 11,915,436.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	(Unaudited) September 30, 2022	December 31, 2021
ASSETS
Real Estate:
Land, at Cost	$177,465	$178,172
Building and Improvements, at Cost	307,347	266,236
Total Real Estate, at Cost	484,812	444,408
Less, Accumulated Depreciation	(19,214)	(15,419)
Real Estate—Net	465,598	428,989
Cash and Cash Equivalents	3,834	8,851
Restricted Cash	12,319	646
Intangible Lease Assets—Net	59,593	58,821
Straight-Line Rent Adjustment	1,539	1,838
Other Assets	22,719	6,369
Total Assets	$565,602	$505,514
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$4,758	$2,363
Prepaid Rent and Deferred Revenue	1,495	2,033
Intangible Lease Liabilities—Net	5,008	5,476
Long-Term Debt	286,506	267,740
Total Liabilities	297,767	277,612
Commitments and Contingencies—See Note 16
Equity:
Preferred Stock, $0.01 par value per share, 100 million shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021	-	—
Common Stock, $0.01 par value per share, 500 million shares authorized, 11,911,662 shares issued and outstanding as of September 30, 2022 and 11,454,815 shares issued and outstanding as of December 31, 2021	119	114
Additional Paid-in Capital	209,597	200,906
Retained Earnings (Dividends in Excess of Net Income)	8,796	(6,419)
Accumulated Other Comprehensive Income	15,761	1,922
Stockholders' Equity	234,273	196,523
Noncontrolling Interest	33,562	31,379
Total Equity	267,835	227,902
Total Liabilities and Equity	$565,602	$505,514

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues:
Lease Income	$11,529	$8,171	$33,608	$20,658
Total Revenues	11,529	8,171	33,608	20,658
Operating Expenses:
Real Estate Expenses	1,816	914	4,193	2,389
General and Administrative Expenses	1,460	1,371	4,370	3,687
Depreciation and Amortization	5,866	4,308	17,232	10,914
Total Operating Expenses	9,142	6,593	25,795	16,990
Gain on Disposition of Assets	11,611	544	27,248	544
Loss on Extinguishment of Debt	(284)	—	(284)	—
Net Income From Operations	13,714	2,122	34,777	4,212
Interest Expense	2,544	1,066	6,347	2,299
Net Income	11,170	1,056	28,430	1,913
Less: Net Income Attributable to Noncontrolling Interest	(1,400)	(138)	(3,572)	(251)
Net Income Attributable to Alpine Income Property Trust, Inc.	$9,770	$918	$24,858	$1,662

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$0.82	$0.08	$2.11	$0.18
Diluted	$0.72	$0.07	$1.84	$0.16

Weighted Average Number of Common Shares:
Basic	11,888,171	11,299,548	11,799,151	9,253,090
Diluted	13,591,665	12,996,503	13,502,645	10,637,934

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Income Attributable to Alpine Income Property Trust, Inc.	$9,770	$918	$24,858	$1,662
Other Comprehensive Income
Cash Flow Hedging Derivative - Interest Rate Swaps	4,762	148	13,839	809
Total Other Comprehensive Income	4,762	148	13,839	809
Total Comprehensive Income	$14,532	$1,066	$38,697	$2,471

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

For the three months ended September 30, 2022:

	Common Stock at Par	Additional Paid-in Capital	Retained Earnings (Dividends in Excess of Net Income)	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance July 1, 2022	$119	$208,706	$2,301	$10,999	$222,125	$32,631	$254,756
Net Income	—	—	9,770	—	9,770	1,400	11,170
Stock Issuance to Directors	—	79	—	—	79	—	79
Stock Issuance, Net of Equity Issuance Costs	—	812	—	—	812	—	812
Cash Dividends ($0.275 per share)	—	—	(3,275)	—	(3,275)	(469)	(3,744)
Other Comprehensive Income	—	—	—	4,762	4,762	—	4,762
Balance September 30, 2022	$119	$209,597	$8,796	$15,761	$234,273	$33,562	$267,835

For the three months ended September 30, 2021:

	Common Stock at Par	Additional Paid-in Capital	Retained Earnings (Dividends in Excess of Net Income)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance July 1, 2021	$113	$197,978	$(9,689)	$180	$188,582	$29,858	$218,440
Net Income	—	—	918	—	918	138	1,056
Stock Issuance to Directors	—	79	—	—	79	—	79
Stock Issuance, Net of Equity Issuance Costs	—	(38)	—	—	(38)	—	(38)
Operating Units Issued	—	—	—	—	—	1,031	1,031
Cash Dividends ($0.255 per share)	—	—	(2,881)	—	(2,881)	(434)	(3,315)
Other Comprehensive Loss	—	—	—	148	148	—	148
Balance September 30, 2021	$113	$198,019	$(11,652)	$328	$186,808	$30,593	$217,401

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(Unaudited, in thousands, except per share data)

For the nine months ended September 30, 2022:

	Common Stock at Par	Additional Paid-in Capital	Retained Earnings (Dividends in Excess of Net Income)	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2022	$114	$200,906	$(6,419)	$1,922	$196,523	$31,379	$227,902
Net Income	—	—	24,858	—	24,858	3,572	28,430
Stock Issuance to Directors	—	237	—	—	237	—	237
Stock Issuance, Net of Equity Issuance Costs	5	8,454	—	—	8,459	—	8,459
Cash Dividends ($0.815 per share)	—	—	(9,643)	—	(9,643)	(1,389)	(11,032)
Other Comprehensive Income	—	—	—	13,839	13,839	—	13,839
Balance September 30, 2022	$119	$209,597	$8,796	$15,761	$234,273	$33,562	$267,835

For the nine months ended September 30, 2021:

	Common Stock at Par	Additional Paid-in Capital	Retained Earnings (Dividends in Excess of Net Income)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2021	$75	$132,878	$(5,713)	$(481)	$126,759	$22,334	$149,093
Net Income	—	—	1,662	—	1,662	251	1,913
Stock Issuance to Directors	—	218	—	—	218	—	218
Stock Issuance, Net of Equity Issuance Costs	38	64,923	—	—	64,961	—	64,961
Operating Units Issued	—	—	—	—	—	9,041	9,041
Cash Dividends ($0.745 per share)	—	—	(7,601)	—	(7,601)	(1,033)	(8,634)
Other Comprehensive Income	—	—	—	809	809	—	809
Balance September 30, 2021	$113	$198,019	$(11,652)	$328	$186,808	$30,593	$217,401

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash Flow From Operating Activities:
Net Income	$28,430	$1,913
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	17,232	10,914
Amortization of Intangible Lease Assets and Liabilities to Lease Income	(248)	(168)
Amortization of Deferred Financing Costs to Interest Expense	407	236
Gain on Disposition of Assets	(27,248)	(544)
Non-Cash Compensation	236	231
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(737)	(393)
COVID-19 Rent Repayments	45	408
Other Assets	(837)	(654)
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	566	869
Prepaid Rent and Deferred Revenue	(237)	278
Net Cash Provided By Operating Activities	17,609	13,090
Cash Flow From Investing Activities:
Acquisition of Real Estate, Including Capitalized Expenditures	(147,148)	(120,961)
Proceeds from Disposition of Assets	120,252	3,653
Net Cash Used In Investing Activities	(26,896)	(117,308)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	222,500	217,121
Payments on Long-Term Debt	(203,500)	(162,431)
Cash Paid for Loan Fees	(484)	(1,387)
Proceeds From Stock Issuance, Net	8,459	64,961
Dividends Paid	(11,032)	(8,634)
Net Cash Provided By Financing Activities	15,943	109,630
Net Increase in Cash and Cash Equivalents	6,656	5,412
Cash and Cash Equivalents, Beginning of Period	9,497	1,894
Cash and Cash Equivalents, End of Period	$16,153	$7,306

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$3,834	$6,706
Restricted Cash	12,319	600
Total Cash	$16,153	$7,306

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$5,806	$2,030

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain on Cash Flow Hedge	$13,839	$809
Right-of-Use Assets and Operating Lease Liability	$1,831	$—
Operating Units Issued in Exchange for Real Estate	$—	$9,041
Underwriting Discounts on Capital Raised Through Issuance of Common Stock	$—	$2,866
Assumption of Mortgage Note Payable	$—	$30,000

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

Our portfolio consists of 146 net leased properties located in 104 markets in 35 states. The properties in our portfolio are primarily subject to long-term, triple-net leases, which generally require the tenant to pay all of the property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO Realty Growth, Inc. (our “Manager”). CTO Realty Growth, Inc. (NYSE: CTO) is a Maryland corporation that is a publicly traded diversified real estate investment trust (“REIT”) and the sole member of our Manager (“CTO”).

ORGANIZATION

The Company is a Maryland corporation that was formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering (“IPO”) of shares of its common stock (the “Offering”) as well as a concurrent private placement of shares of common stock to CTO. The price per share paid in the Offering and the concurrent private placement was $19.00 (the “IPO Price”). The Offering raised $142.5 million in gross proceeds from the issuance of 7,500,000 shares of our common stock. We also raised $7.5 million from the concurrent private placement to CTO from the issuance of 394,737 shares of our common stock (“CTO Private Placement”). Included in the Offering was CTO’s purchase of 421,053 shares of our common stock for $8.0 million, representing a cash investment by CTO of $15.5 million. A total of $125.9 million of proceeds from the Offering were utilized to acquire 15 properties in our initial portfolio from CTO. The remaining five properties in our initial portfolio were contributed by CTO in exchange for 1,223,854 units of the operating partnership (the “OP Units”) for a value of $23.3 million based on the IPO Price. As of September 30, 2022, eleven of the properties included within our initial portfolio have been sold. The Company incurred a total of $12.0 million of transaction costs, which included underwriting fees of $9.4 million. Upon completion of the Offering, the CTO Private Placement, and the other transactions executed at the time of our listing on the New York Stock Exchange (the “NYSE”) under the symbol “PINE” (collectively defined as the “Formation Transactions”), CTO owned 22.3% of our outstanding common stock (assuming the OP Units issued to CTO in the Formation Transactions are exchanged for shares of our common stock on a one-for-one basis).

We conduct the substantial majority of our operations through Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of September 30, 2022, we have a total ownership interest in the Operating Partnership of 87.5%, with CTO holding, directly and indirectly, a 9.0% ownership interest in the Operating Partnership. The remaining 3.5% ownership interest is held by an unrelated third party in connection with the issuance of 479,640 OP Units valued at $9.0 million in the aggregate, or $18.85 per unit. The issuance of 479,640 OP Units includes (i) 424,951 OP Units issued as consideration for the portfolio of nine net lease properties acquired on June 30, 2021 and (ii) 54,689 OP Units issued as consideration for the acquisition of one net lease property on July 12, 2021. Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) manages our business and affairs.

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

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of September 30, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts totaled $0.4 million and $0.3 million, respectively.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of September 30, 2022 and December 31, 2021 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of cash and cash equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

RESTRICTED CASH

Restricted cash totaled $12.3 million as of September 30, 2022 of which $0.8 million is being held in a capital replacement and leasing commissions reserve account in connection with our financing of six properties and $11.5 million is being held in various escrow accounts to be reinvested through the like-kind exchange structure into other income properties.

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

CONCENTRATION OF CREDIT RISK

There were no tenants who accounted for more than 10% of total revenues during the nine months ended September 30, 2022. Wells Fargo Bank, NA accounted for 13% of total revenues during the nine months ended September 30, 2021.

As of September 30, 2022 and December 31, 2021, 20% of the Company’s real estate portfolio, based on square footage, was located in the state of Texas.

NOTE 3. PROPERTY PORTFOLIO

As of September 30, 2022, the Company’s property portfolio consisted of 146 properties with total square footage of 3.4 million.

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

The components of leasing revenue are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Lease Income
Lease Payments	$9,927	$7,418	$29,818	$18,850
Variable Lease Payments	1,602	753	3,790	1,808
Total Lease Income	$11,529	$8,171	$33,608	$20,658

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to September 30, 2022, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2022	$9,684
2023	38,521
2024	37,496
2025	35,882
2026	34,963
2027	31,550
2028 and Thereafter (Cumulative)	112,277
Total	$300,373

2022 Activity. During the nine months ended September 30, 2022, the Company acquired 44 properties for a combined purchase price of $145.7 million, or a total cost of $147.0 million including capitalized acquisition costs. The properties are located in 22 states, leased to 17 different tenants, and had a weighted average remaining lease term of 8.9 years at the time of acquisition. Of the total acquisition cost, $37.0 million was allocated to land, $94.1 million was allocated to buildings and improvements, $17.6 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $1.7 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 9.2 years at acquisition.

During the nine months ended September 30, 2022, the Company sold 11 properties for an aggregate sales price of $123.3 million, generating aggregate gains on sale of $27.2 million.

2021 Activity. During the nine months ended September 30, 2021, the Company acquired 42 properties for a combined purchase price of $158.7 million, or a total cost of $160.0 million including capitalized acquisition costs. Of the total acquisition cost, $52.1 million was allocated to land, $89.6 million was allocated to buildings and improvements, $20.5 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $2.2 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 8.4 years at acquisition.

During the nine months ended September 30, 2021, the Company sold one property for a sales price of $3.8 million, generating a gain of $0.5 million.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$3,834	$3,834	$8,851	$8,851
Restricted Cash - Level 1	$12,319	$12,319	$646	$646
Long-Term Debt - Level 2	$286,506	$273,849	$267,740	$272,637

The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following tables present the fair value of assets measured on a recurring basis by level as of September 30, 2022 and December 31, 2021 (in thousands). See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
2026 Term Loan Interest Rate Swap (1)	$6,553	$—	$6,553	$—
2027 Term Loan Interest Rate Swap (2)	$9,208	$—	$9,208	$—
December 31, 2021
2026 Term Loan Interest Rate Swap (1)	$945	$—	$945	$—
2027 Term Loan Interest Rate Swap (2)	$977	$—	$977	$—
(1)	As of September 30, 2022, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan (hereinafter defined) balance. See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(2)	As of September 30, 2022, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 1.18% plus 0.10% and the applicable spread on the $100 million 2027 Term Loan (hereinafter defined) balance. See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

NOTE 5. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	As of
	September 30, 2022	December 31, 2021
Intangible Lease Assets:
Value of In-Place Leases	$48,098	$45,301
Value of Above Market In-Place Leases	4,058	3,623
Value of Intangible Leasing Costs	19,771	19,066
Sub-total Intangible Lease Assets	71,927	67,990
Accumulated Amortization	(12,334)	(9,169)
Sub-total Intangible Lease Assets—Net	59,593	58,821
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(5,918)	(6,397)
Sub-total Intangible Lease Liabilities	(5,918)	(6,397)
Accumulated Amortization	910	921
Sub-total Intangible Lease Liabilities—Net	(5,008)	(5,476)
Total Intangible Assets and Liabilities—Net	$54,585	$53,345

The following table reflects the net amortization of intangible assets and liabilities during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Amortization Expense	$2,193	$1,637	$6,484	$4,134
Accretion to Properties Revenue	(78)	(77)	(248)	(168)
Net Amortization of Intangible Assets and Liabilities	$2,115	$1,560	$6,236	$3,966

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Expense	Future Accretion to Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2022	$2,196	$(73)	$2,123
2023	8,579	(293)	8,286
2024	8,212	(273)	7,939
2025	7,550	(237)	7,313
2026	6,918	(223)	6,695
2027	5,348	(169)	5,179
2028 and Thereafter	17,364	(314)	17,050
Total	$56,167	$(1,582)	$54,585

As of September 30, 2022, the weighted average amortization period of both the total intangible assets and liabilities was 9.0 years.

NOTE 6. OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Tenant Receivables—Net of Allowance for Doubtful Accounts (1)	$977	$1,343
Prepaid Insurance	53	616
Deposits on Acquisitions	780	350
Prepaid Expenses, Deposits, and Other	1,846	1,496
Deferred Financing Costs—Net	1,583	469
Interest Rate Swaps	15,765	2,095
Operating Leases - Right-of-Use Asset (2)	1,715	—
Total Other Assets	$22,719	$6,369
(1)	Includes a $0.4 million and $0.3 million allowance for doubtful accounts as of September 30, 2022 and December 31, 2021, respectively.
(2)	See Note 7, “Operating Land Leases” for further disclosure related to the Company’s right-of-use asset balance as of September 30, 2022.

NOTE 7. OPERATING LAND LEASES

The Company is the lessee under operating land leases for certain of its properties. FASB ASC Topic 842, Leases, requires a lessee to recognize right-of-use assets and lease liabilities that arise from leases, whether qualifying as an operating or finance lease. As of September 30, 2022, the Company’s right-of-use assets and corresponding lease liabilities totaled $1.7 million, which balances are reflected within other assets and accounts payable, accrued expenses, and other liabilities, respectively, on the consolidated balance sheets. The right-of-use assets and lease liabilities are measured based on the present value of the lease payments utilizing discount rates estimated to be equal to that which the Company would pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

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

Amortization of right-of-use assets for operating land leases is recognized on a straight-line basis over the term of the lease and is included within real estate expenses in the consolidated statements of operations. Amortization totaled $0.1 million during the three and nine months ended September 30, 2022, with no such expense recognized during the three or nine months ended September 30, 2021.

The following table reflects a summary of operating land leases, under which the Company is the lessee, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating Cash Outflows	$64	$—	$133	$—
Weighted Average Remaining Lease Term	8.0	—	8.0	—
Weighted Average Discount Rate	2.0%	—	2.0%	—

Minimum future lease payments under non-cancelable operating land leases, having remaining terms in excess of one year subsequent to September 30, 2022, are summarized as follows (in thousands):

Year Ending December 31,
Remainder of 2022	$64
2023	257
2024	251
2025	192
2026	202
2027	202
2028 and Thereafter	710
Total Lease Payments	$1,878
Imputed Interest	(157)
Operating Leases – Liability	$1,721

NOTE 8. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Accounts Payable	$22	$213
Accrued Expenses	1,971	676
Tenant Security Deposits	165	—
Due to CTO	875	1,301
Interest Rate Swap	4	173
Operating Leases - Liability (1)	1,721	—
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$4,758	$2,363
(1)	See Note 7, “Operating Land Leases” for further disclosure related to the Company’s operating lease liability balance as of September 30, 2022.

NOTE 9. LONG-TERM DEBT

As of September 30, 2022, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Stated Interest Rate	Maturity Date
Credit Facility	$58,000	30-Day SOFR + 0.10% + [1.25% - 2.20%]	January 2027
2026 Term Loan (1)	100,000	30-Day SOFR + 0.10% + [1.35% - 1.95%]	May 2026
2027 Term Loan (2)	100,000	30-Day SOFR + 0.10% + [1.25% - 1.90%]	January 2027
Mortgage Note Payable – CMBS Portfolio	30,000	4.33%	October 2034
Total Debt/Weighted-Average Rate	$288,000	3.73%
(1)	As of September 30, 2022, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan (hereinafter defined) balance. See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(2)	As of September 30, 2022, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 1.18% plus 0.10% and the applicable spread on the $100 million 2027 Term Loan (hereinafter defined) balance. See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

Credit Facility. On September 30, 2022, the Company and the Operating Partnership entered into a credit agreement (the “2022 Amended and Restated Credit Agreement”) with KeyBank National Association, as administrative agent, and certain other lenders named therein, which amended and restated the 2027 Term Loan Credit Agreement (hereinafter defined)  to include, among other things:

●	the origination of a new senior unsecured revolving credit facility in the amount of $250 million (the “Credit Facility”) which matures on January 31, 2027, with the option to extend for one year;
●	an accordion option that allows the Company to request additional revolving loan commitments and additional term loan commitments, provided the aggregate amount of revolving loan commitments and term loan commitments shall not exceed $750 million;
●	the amendment of certain financial covenants; and
●	the addition of a sustainability-linked pricing component pursuant to which the Company will receive interest rate reductions up to 0.025% based on performance against sustainability performance targets.

Pursuant to the 2022 Amended and Restated Credit Agreement, the indebtedness outstanding under the Credit Facility accrues at a rate ranging from SOFR plus 0.10% plus 125 basis points to SOFR plus 0.10% plus 220 basis points, based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the 2022 Amended and Restated Credit Agreement. The Company may utilize daily simple SOFR or term SOFR, at its election. The Credit Facility also accrues a fee of 15 or 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity.

The Company is subject to customary restrictive covenants under the 2022 Amended and Restated Credit Agreement and the 2026 Term Loan Credit Agreement (hereinafter defined), as amended, collectively referred to herein as the “Credit Agreements”, including, but not limited to, limitations on the Company’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. The Credit Agreements also contain financial covenants covering the Company, including but not limited to, tangible net worth and fixed charge coverage ratios.

At September 30, 2022, the commitment level under the Credit Facility was $250.0 million and the Company had an outstanding balance of $58.0 million.

Prior Credit Facility. On September 30, 2022, in connection with the Company’s entry into the 2022 Amended and Restated Credit Agreement, the Company repaid all obligations outstanding under the Credit Agreement, dated as of November 26, 2019, as amended, among the Company, the Bank of Montreal, as administrative agent, and certain other lenders party thereto  (the “Prior Revolving Credit Facility”), and the Prior Revolving Credit Facility was terminated and the obligations thereunder discharged. As a result of the termination of the Prior Revolving Credit Facility, $0.3 million of unamortized deferred financing costs were written off during the three months ended September 30, 2022 and are included in the consolidated statements of operations as Loss on Extinguishment of Debt.

2026 Term Loan. On May 21, 2021, the Operating Partnership, the Company and certain subsidiaries of the Company entered into a credit agreement (the “2026 Term Loan Credit Agreement”) with Truist Bank, N.A. as administrative agent, and certain other lenders named therein, for a term loan (the “2026 Term Loan”) in an aggregate principal amount of $60.0 million with a maturity of five years. On April 14, 2022, the Company entered into the Amendment, Increase and Joinder to the 2026 Term Loan Credit Agreement (the “2026 Term Loan Amendment”), which increased the term loan commitment under the 2026 Term Loan by $40 million to an aggregate of $100 million. The 2026 Term Loan Amendment also effectuated the transition of the underlying variable interest rate from LIBOR to SOFR.

On October 5, 2022, the Company entered into an amendment which, among other things, amends certain financial covenants and add a sustainability-linked pricing component consistent with what is contained in the 2022 Amended and Restated Credit Agreement (the “2026 Term Loan Second Amendment”), effective September 30, 2022.

2027 Term Loan. On September 30, 2021, the Operating Partnership, the Company and certain subsidiaries of the Company entered into a credit agreement (the “2027 Term Loan Credit Agreement”) with KeyBank National Association as administrative agent, and certain other lenders named therein, for a term loan (the “2027 Term Loan”) in an aggregate principal amount of $80.0 million (the “Term Commitment”) maturing in January 2027. On April 14, 2022, the Company entered into the Amendment, Increase and Joinder to the 2027 Term Loan Credit Agreement (the “2027 Term Loan Amendment”), which increased the Term Commitment by $20 million to an aggregate of $100 million. The 2027 Term Loan Amendment also effectuated the transition of the underlying variable interest rate from LIBOR to SOFR.

On September 30, 2022, the Company entered into the 2022 Amended and Restated Credit Agreement which amended and restated the 2027 Term Loan Credit Agreement to include the origination of a new revolving credit facility in the amount of $250.0 million as previously described. The 2022 Amended and Restated Credit Agreement an accordion option that allows the Company to request additional revolving loan commitments and additional term loan commitments not to exceed $750.0 million in the aggregate.

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

Long-term debt as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022		December 31, 2021
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$58,000	$—	$99,000	$—
2026 Term Loan	100,000	—	60,000	—
2027 Term Loan	100,000	—	80,000	—
Mortgage Note Payable – CMBS Portfolio	30,000	—	30,000	—
Financing Costs, net of Accumulated Amortization	(1,494)	—	(1,260)	—
Total Long-Term Debt	$286,506	$—	$267,740	$—

Payments applicable to reduction of principal amounts as of September 30, 2022 will be required as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2022	$—
2023	—
2024	—
2025	—
2026	100,000
2027	158,000
2028 and Thereafter	30,000
Total Long-Term Debt - Face Value	$288,000

The carrying value of long-term debt as of September 30, 2022 consisted of the following (in thousands):

Total
Current Face Amount	$288,000
Financing Costs, net of Accumulated Amortization	(1,494)
Total Long-Term Debt	$286,506

In addition to the $1.5 million of financing costs, net of accumulated amortization included in the table above, as of September 30, 2022, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $1.6 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest Expense	$2,394	$979	$5,940	$2,063
Amortization of Deferred Financing Costs to Interest Expense	150	87	407	236
Total Interest Expense	$2,544	$1,066	$6,347	$2,299

Total Interest Paid	$2,454	$925	$5,806	$2,030

The Company was in compliance with all of its debt covenants as of September 30, 2022.

NOTE 10. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the three and nine months ended September 30, 2022. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements are included in other assets and accrue and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements are noted below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value as of September 30, 2022
2026 Term Loan (1)	5/21/2021	5/21/2026	2.05% + 0.10% + applicable spread	$100,000	$6,553
2027 Term Loan (2)	9/30/2021	11/26/2024	1.18%+ 0.10% + applicable spread	$100,000	$6,183
2027 Term Loan (3)	11/26/2024	1/31/2027	1.60%+ 0.10% + applicable spread	$80,000	$3,025
(1)	As of September 30, 2022, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan balance. The weighted average fixed interest rate of 2.05%, is comprised of: (i) rate swaps on $60.0 million of the 2026 Term Loan balance effective May 21, 2021, as amended on April 14, 2022 in connection with the 2026 Term Loan Amendment, to fix SOFR (prior to April 14, 2022, the swap was to fix LIBOR), and (ii) a rate swap on $40.0 million of the 2026 Term Loan Balance effective September 30, 2022, to fix SOFR.
(2)	As of September 30, 2022, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 1.18% plus 0.10% and the applicable spread on the $100 million 2027 Term Loan balance. The weighted average fixed interest rate of 1.18%, is comprised of: (i) rate swaps on $80.0 million of the 2027 Term Loan balance effective September 30, 2021, as amended on April 14, 2022 in connection with the 2027 Term Loan Amendment, to fix SOFR, (prior to April 14, 2022, the swap was to fix LIBOR), and (ii) a rate swap on $20.0 million of the 2027 Term Loan balance effective September 30, 2022, to fix SOFR.
(3)	The interest rate swap agreement hedges $80.0 million of the $100.0 million 2027 Term Loan balance under different terms and commences concurrent to the interest rate agreements maturing on November 26, 2024 to extend the fixed interest rate through maturity on January 31, 2027.

NOTE 11. EQUITY

SHELF REGISTRATION

On December 1, 2020, the Company filed a shelf registration statement on Form S-3, relating to the registration and potential issuance of its common stock, preferred stock, warrants, rights, and units with a maximum aggregate offering price of up to $350.0 million. The Securities and Exchange Commission declared the Form S-3 effective on December 11, 2020.

ATM PROGRAM

On December 14, 2020, the Company implemented a $100.0 million “at-the-market” equity offering program (the “2020 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. During the three months ended September 30, 2022, the Company sold 44,384 shares under the 2020 ATM Program for gross proceeds of $0.8 million at a weighted average price of $18.69 per share, generating net proceeds of $0.8 million after deducting transaction fees totaling $0.01 million. During the nine months ended September 30, 2022, the Company sold 446,167 shares under the 2020 ATM Program for gross proceeds of $8.7 million at a weighted average price of $19.44 per share, generating net proceeds of $8.5 million after deducting transaction fees totaling $0.1 million. During the nine months ended September 30, 2021, the Company sold 610,229 shares under the 2020 ATM Program for gross proceeds of $11.1 million at a weighted average price of $18.19 per share, generating net proceeds of $10.9 million after deducting transaction fees totaling $0.2 million. The Company was not active under the 2020 ATM Program during the three months ended September 30, 2021.

FOLLOW-ON PUBLIC OFFERING

In June 2021, the Company completed a follow-on public offering of 3,220,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 420,000 shares of common stock. Upon closing, the Company issued 3,220,000 shares and received net proceeds of $54.3 million, after deducting the underwriting discount and expenses.

NONCONTROLLING INTEREST

As of September 30, 2022, CTO holds, directly and indirectly, a 9.0% noncontrolling ownership interest in the Operating Partnership as a result of 1,223,854 OP Units issued to CTO at the time of the Company’s Formation Transactions, as further described in Note 1, “Business and Organization.” An additional 3.5% noncontrolling ownership interest is held by an unrelated third party in connection with the issuance of 479,640 OP Units valued at $9.0 million in the aggregate, or $18.85 per unit. The issuance of 479,640 OP Units includes (i) 424,951 OP Units issued as consideration for the portfolio of nine net lease properties acquired on June 30, 2021 and (ii) 54,689 OP Units issued as consideration for the acquisition of one net lease property on July 12, 2021.

DIVIDENDS

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Code. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate corporate federal income taxes payable by the Company. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the three months ended September 30, 2022 and 2021, the Company declared and paid cash dividends on its common stock and OP Units of $0.275 per share and $0.255 per share, respectively. During the nine months ended September 30, 2022 and 2021, the Company declared and paid cash dividends on its common stock and OP Units of $0.815 per share and $0.745 per share, respectively.

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

The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Income Attributable to Alpine Income Property Trust, Inc.	$9,770	$918	$24,858	$1,662

Weighted Average Number of Common Shares Outstanding	11,888,171	11,299,548	11,799,151	9,253,090
Weighted Average Number of Common Shares Applicable to OP Units using Treasury Stock Method (1)	1,703,494	1,696,955	1,703,494	1,384,844
Total Shares Applicable to Diluted Earnings per Share	13,591,665	12,996,503	13,502,645	10,637,934

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$0.82	$0.08	$2.11	$0.18
Diluted	$0.72	$0.07	$1.84	$0.16
(1)	Represents shares underlying OP units including (i) 1,223,854 shares underlying OP Units issued to CTO in connection with our Formation Transactions and (ii) 479,640 shares underlying OP Units issued to an unrelated third party in connection with the acquisition of ten net lease properties during the year ended December 31, 2021 (see Note 11, “Equity”).

NOTE 13. SHARE REPURCHASES

In March 2020, the Board approved a $5.0 million stock repurchase program (the “$5.0 Million Repurchase Program”). During the first half of 2020, the Company repurchased 456,237 shares of its common stock on the open market for a total cost of $5.0 million, or an average price per share of $11.02, which completed the $5.0 Million Repurchase Program. There were no repurchases of the Company’s common stock during the nine months ended September 30, 2022, or 2021.

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

On November 26, 2019, the Company granted restricted shares of common stock to each of the inaugural non-employee directors under the Individual Plan. Each of the inaugural non-employee directors received an award of 2,000 restricted shares of common stock on November 26, 2019. The restricted shares will vest in substantially equal installments on each of the first, second and third anniversaries of the grant date. As of September 30, 2022, the first and second increments of this award had vested, leaving 2,668 shares unvested. In addition, the restricted shares are subject to a holding period beginning on the grant date and ending on the date that the grantee ceases to serve as a member of the

Board (the “Holding Period”). During the Holding Period, the restricted shares may not be sold, pledged or otherwise transferred by the grantee. Except for the one-time IPO-related grant of these 8,000 restricted shares of common stock, and the quarterly common stock grants to the non-employee directors in lieu of cash retainer fees (pursuant to the directors’ annual election under the Company’s Non-Employee Director Compensation Policy), the Company has not made any grants under the Equity Incentive Plans. Any future grants under the Equity Incentive Plans will be approved by the compensation committee of the Board. The 2019 non-employee director share awards had an aggregate grant date fair value of $0.2 million. The Company’s determination of the grant date fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost is recognized on a straight-line basis over the vesting period and is included in general and administrative expenses in the Company’s consolidated statements of operations. Award forfeitures are accounted for in the period in which they occur.

A summary of activity for these awards during the nine months ended September 30, 2022 is presented below:

Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Non-Vested at January 1, 2022	2,668	$18.80
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Non-Vested at September 30, 2022	2,668	$18.80

As of September 30, 2022, there was $0.01 million of unrecognized compensation cost related to the three-year vest restricted shares, which will be recognized over a remaining period of 0.2 years.

Each member of the Board has the option to receive his or her annual retainer in shares of Company common stock rather than cash. The number of shares awarded to the directors making such election is calculated quarterly by dividing the amount of the quarterly retainer payment due to such director by the trailing 20-day average price of the Company’s common stock as of the last business day of the calendar quarter, rounded down to the nearest whole number of shares. During the nine months ended September 30, 2022, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.2 million, or 10,977 shares, of which 3,514 shares were issued on April 1, 2022, 3,689 shares were issued on July 1, 2022, and 3,774 shares were issued on October 3, 2022. During the nine months ended September 30, 2021, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.2 million, or 10,572 shares, of which 3,453 were issued on April 1, 2021, 3,525 shares were issued on July 1, 2021, and 3,594 shares were issued on October 1, 2021.

Stock compensation expense for the three and nine months ended September 30, 2022 and 2021 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Stock Compensation Expense – Director Restricted Stock	$13	$13	$38	$38
Stock Compensation Expense – Director Retainers Paid in Stock	66	66	198	193
Total Stock Compensation Expense	$79	$79	$236	$231

NOTE 15. RELATED PARTY MANAGEMENT COMPANY

We are externally managed by the Manager, a wholly owned subsidiary of CTO. Subsequent to the IPO, through September 30, 2022, CTO purchased an aggregate 134,221 shares of PINE common stock in the open market including (i) 126,133 shares purchased during the nine months ended September 30, 2022 for $2.3 million, or an average price per share of $17.83 and (ii) 8,088 shares purchased during the year ended December 31, 2021 for $0.1 million, or an average price per share of $17.65. As of September 30, 2022, CTO owns, in the aggregate, 1,223,854 OP Units and 950,011 shares of PINE common stock, inclusive of (i) 394,737 shares of common stock totaling $7.5 million issued in connection with the CTO Private Placement, (ii) 421,053 shares of common stock totaling $8.0 million issued in connection with the IPO, and (iii) 134,221 shares of common stock totaling $2.4 million purchased by CTO subsequent to the IPO. The aggregate 1,223,854 OP Units and 950,011 shares of PINE common stock held by CTO represent an investment totaling $35.3 million, or 16.0% of PINE’s outstanding equity, as of September 30, 2022.

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

The Company incurred management fee expenses totaling $0.9 million and $2.8 million during the three and nine months ended September 30, 2022, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.6 million and $1.7 million for the three and nine months ended September 30, 2022, respectively. The Company incurred management fee expenses totaling $0.9 million and $2.3 million during the three and nine months ended September 30, 2021, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.5 million and $1.7 million for the three and nine months ended September 30, 2021, respectively.

The following table represents amounts due to (from) CTO (in thousands):

	As of
Description	September 30, 2022	December 31, 2021
Management Fee due to CTO	$951	$913
Other	(76)	388
Total (1)	$875	$1,301
(1)	Included in accrued expenses, see Note 8, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

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

NOTE 17. SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through October 20, 2022 the date the consolidated financial statements were issued.

Long-Term Debt

On October 5, 2022, the Company entered into the 2026 Term Loan Second Amendment which, among other things, amended certain financial covenants and added a sustainability-linked pricing component consistent with what is contained in the 2022 Amended and Restated Credit Agreement, effective September 30, 2022.

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

OVERVIEW

We are a real estate company that owns and operates a high-quality portfolio of commercial properties located in the United States. Our properties are generally leased on a long-term basis and located primarily in, or in close proximity to major metropolitan statistical areas, or MSAs, and in growth markets and other markets in the United States with favorable economic and demographic conditions. Our properties are primarily leased to industry leading, creditworthy tenants, many of which operate in industries we believe are resistant to the impact of e-commerce or defensive in nature against economic uncertainty or disruption. The properties in our portfolio are primarily triple-net leases which generally require the tenant to pay all of the property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. Our portfolio consists of 146 net leased retail and office properties located in 104 markets in 35 states.

Twenty properties, representing our initial portfolio, were acquired from CTO Realty Growth, Inc. (“CTO”) in the formation transactions, utilizing $125.9 million of proceeds from our initial public offering of our common stock (the “IPO”) and the issuance of 1,223,854 units of our operating partnership (the “OP Units”) that had an initial value of $23.3 million based on the IPO price of $19.00 per share (the “IPO Price”). As of September 30, 2022, eleven of the properties included within our initial portfolio have been sold.

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

Our objective is to maximize cash flow and value per share by generating stable and growing cash flows and attractive risk-adjusted returns through owning, operating and growing a diversified portfolio of high-quality net leased commercial properties with strong long-term real estate fundamentals. The 146 properties in our portfolio are 100% occupied and represent 3.4 million of gross rentable square feet. As of September 30, 2022, our leases have a weighted-average remaining lease term of 7.7 years based on annualized base rent.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

The following presents the Company’s results of operations for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021 (in thousands):

	Three Months Ended
	September 30, 2022	September 30, 2021	$ Variance	% Variance
Revenues:
Lease Income	$11,529	$8,171	$3,358	41.1%
Total Revenues	11,529	8,171	3,358	41.1%
Operating Expenses:
Real Estate Expenses	1,816	914	902	98.7%
General and Administrative Expenses	1,460	1,371	89	6.5%
Depreciation and Amortization	5,866	4,308	1,558	36.2%
Total Operating Expenses	9,142	6,593	2,549	38.7%
Gain on Disposition of Assets	11,611	544	11,067	2034.4%
Loss on Extinguishment of Debt	(284)	—	(284)	(100.0)%
Net Income from Operations	13,714	2,122	11,592	546.3%
Interest Expense	2,544	1,066	1,478	138.6%
Net Income	11,170	1,056	10,114	957.8%
Less: Net Income Attributable to Noncontrolling Interest	(1,400)	(138)	(1,262)	(914.5)%
Net Income Attributable to Alpine Income Property Trust, Inc.	$9,770	$918	$8,852	964.3%

Revenue and Direct Cost of Revenues

Revenue from our property operations during the three months ended September 30, 2022 and 2021, totaled $11.5 million and $8.2 million, respectively. The $3.3 million increase in revenues is reflective of the Company’s volume of property acquisitions, partially offset by property sales. The direct costs of revenues for our property operations totaled $1.8 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively. The $0.9 million increase in the direct cost of revenues is also attributable to the Company’s expanded property portfolio.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021 (in thousands):

	Three Months Ended
	September 30, 2022	September 30, 2021	$ Variance	% Variance
Management Fee to Manager	$951	$910	$41	4.5%
Director Stock Compensation Expense	79	79	—	0.0%
Director & Officer Insurance Expense	95	127	(32)	(25.2)%
Additional General and Administrative Expense	335	255	80	31.4%
Total General and Administrative Expenses	$1,460	$1,371	$89	6.5%

General and administrative expenses totaled $1.5 million and $1.4 million during the three months ended September 30, 2022 and 2021, respectively. The $0.1 million increase is attributable to growth in the Company’s equity base, which led to increased management fee expenses totaling $0.04 million, as well as increases in other general and administrative expenses which totaled less than $0.1 million.

Depreciation and Amortization

      Depreciation and amortization expense totaled $5.9 million and $4.3 million during the three months ended September 30, 2022 and 2021, respectively. The $1.6 million increase in the depreciation and amortization expense is reflective of the Company’s expanded property portfolio.

Gain on Disposition of Assets

      During the three months ended September 30, 2022, the Company sold six properties for an aggregate sales price of $50.5 million, generating aggregate gains on sale of $11.6 million. During the three months ended September 30, 2021, the Company sold one property for a sales price of $3.8 million, generating a gain of $0.5 million.

Loss on Extinguishment of Debt

As a result of the termination of the Company’s Prior Revolving Credit Facility, $0.3 million of unamortized deferred financing costs were written off during the three months ended September 30, 2022 with no such expense during the three months ended September 30, 2021.

Interest Expense

Interest expense totaled $2.5 million and $1.0 million during the three months ended September 30, 2022 and 2021, respectively. The $1.5 million increase in interest expense is attributable to the higher average outstanding debt balance during the three months ended September 30, 2022 as compared to the same period in 2021, as well as increases in the interest rates underlying the Company’s variable rate debt. The overall increase in the Company’s long-term debt was primarily utilized to fund the acquisitions of properties during the latter half of 2021 and year to date in 2022.

Net Income

Net income totaled $9.8 million and $0.9 million during the three months ended September 30, 2022 and 2021, respectively. The $8.9 million increase in net income is attributable to the factors described above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

The following presents the Company’s results of operations for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021	$ Variance	% Variance
Revenues:
Lease Income	$33,608	$20,658	$12,950	62.7%
Total Revenues	33,608	20,658	12,950	62.7%
Operating Expenses:
Real Estate Expenses	4,193	2,389	1,804	75.5%
General and Administrative Expenses	4,370	3,687	683	18.5%
Depreciation and Amortization	17,232	10,914	6,318	57.9%
Total Operating Expenses	25,795	16,990	8,805	51.8%
Gain on Disposition of Assets	27,248	544	26,704	4908.8%
Loss on Extinguishment of Debt	(284)	—	(284)	(100.0)%
Net Income from Operations	34,777	4,212	30,565	725.7%
Interest Expense	6,347	2,299	4,048	176.1%
Net Income	28,430	1,913	26,517	1386.1%
Less: Net Income Attributable to Noncontrolling Interest	(3,572)	(251)	(3,321)	(1323.1)%
Net Income Attributable to Alpine Income Property Trust, Inc.	$24,858	$1,662	$23,196	1395.7%

Revenue and Direct Cost of Revenues

Revenue from our property operations during the nine months ended September 30, 2022 and 2021, totaled $33.6 million and $20.7 million, respectively. The $12.9 million increase in revenues is reflective of the Company’s volume of property acquisitions, partially offset by property sales. The direct costs of revenues for our property operations totaled $4.2 million and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively. The $1.8 million increase in the direct cost of revenues is also attributable to the Company’s expanded property portfolio.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 (in thousands):

	Nine Months Ended
	September 30, 2022	September 30, 2021	$ Variance	% Variance
Management Fee to Manager	$2,835	$2,269	$566	24.9%
Director Stock Compensation Expense	236	231	5	2.2%
Director & Officer Insurance Expense	287	385	(98)	(25.5)%
Additional General and Administrative Expense	1,012	802	210	26.2%
Total General and Administrative Expenses	$4,370	$3,687	$683	18.5%

General and administrative expenses totaled $4.4 million and $3.7 million during the nine months ended September 30, 2022 and 2021, respectively. The $0.7 million increase is primarily attributable to growth in the Company’s equity base, which led to increased management fee expenses totaling $0.6 million, as well as increases in other general and administrative expenses which totaled $0.2 million.

Depreciation and Amortization

      Depreciation and amortization expense totaled $17.2 million and $10.9 million during the nine months ended September 30, 2022 and 2021, respectively. The $6.3 million increase in the depreciation and amortization expense is reflective of the Company’s expanded property portfolio.

Gain on Disposition of Assets

      During the nine months ended September 30, 2022, the Company sold 11 properties for an aggregate sales price of $123.3 million, generating aggregate gains on sale of $27.2 million. During the nine months ended September 30, 2021, the Company sold one property for a sales price of $3.8 million, generating a gain of $0.5 million..

Loss on Extinguishment of Debt

As a result of the termination of the Company’s Prior Revolving Credit Facility, $0.3 million of unamortized deferred financing costs were written off during the nine months ended September 30, 2022 with no such expense during the nine months ended September 30, 2021.

Interest Expense

Interest expense totaled $6.3 million and $2.3 million during the nine months ended September 30, 2022 and 2021, respectively. The $4.0 million increase in interest expense is attributable to the higher average outstanding debt balance during the nine months ended September 30, 2022 as compared to the same period in 2021, as well as increases in the interest rates underlying the Company’s variable rate debt. The overall increase in the Company’s long-term debt was primarily utilized to fund the acquisitions of properties during the latter half of 2021 and year to date in 2022.

Net Income

Net income totaled $24.9 million and $1.7 million during the nine months ended September 30, 2022 and 2021, respectively. The $23.2 million increase in net income is attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $16.2 million as of September 30, 2022, including restricted cash of $12.3 million, see Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance as of September 30, 2022.

Long-Term Debt. As of September 30, 2022, the Company had an outstanding balance of $58.0 million on the $250 million revolving Credit Facility. The Company also had $200.0 million in term loans and $30.0 million in mortgage notes payable outstanding as of September 30, 2022. See Note 9, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance at September 30, 2022.

Acquisitions and Dispositions. As further described in Note 3, “Property Portfolio,” the Company (i) acquired 44 properties during the nine months ended September 30, 2022 for an aggregate purchase price of $145.7 million and (ii) sold 11 properties for an aggregate sales price of $123.3 million, generating aggregate gains on sale of $27.2 million.

ATM Program.  During the nine months ended September 30, 2022, the Company sold 446,167 shares under the 2020 ATM Program for gross proceeds of $8.7 million at a weighted average price of $19.44 per share, generating net proceeds of $8.5 million.

Capital Expenditures. As of September 30, 2022, the Company had no commitments related to capital expenditures for the maintenance of fixed assets, such as land, buildings, and equipment.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, proceeds from the completion of the sale of assets utilizing the reverse like-kind 1031 exchange structure, $77.3 million of availability remaining under the 2020 ATM Program, and $192.0 million of available capacity on the existing $250.0 million Credit Facility.

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

We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as GAAP net income or loss adjusted to exclude extraordinary items (as defined by GAAP), net gain or loss from sales of depreciable real estate assets, impairment write-downs associated with depreciable real estate assets and real estate related depreciation and amortization, including the pro rata share of such adjustments of unconsolidated subsidiaries. To derive AFFO, we modify the NAREIT computation of FFO to include other adjustments to GAAP net income related to non-cash revenues and expenses such as loss on extinguishment of debt, amortization of above- and below-market lease related intangibles, straight-line rental revenue, amortization of deferred financing costs, non-cash compensation, and other non-cash income or expense. Such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. We use AFFO as one measure of our performance when we formulate corporate goals.

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

Reconciliation of Non-GAAP Measures (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net Income	$11,170	$1,056	$28,430	$1,913
Depreciation and Amortization	5,866	4,308	17,232	10,914
Gain on Disposition of Assets	(11,611)	(544)	(27,248)	(544)
Funds From Operations	$5,425	$4,820	$18,414	$12,283
Adjustments:
Loss on Extinguishment of Debt	284	—	284	—
Amortization of Intangible Assets and Liabilities to Lease Income	(78)	(77)	(248)	(168)
Straight-Line Rent Adjustment	(209)	(129)	(737)	(393)
COVID-19 Rent Repayments	—	23	45	408
Non-Cash Compensation	79	79	236	231
Amortization of Deferred Financing Costs to Interest Expense	150	87	407	236
Other Non-Cash Expense (Income)	25	(6)	72	(17)
Recurring Capital Expenditures	—	—	—	(41)
Adjusted Funds From Operations	$5,676	$4,797	$18,473	$12,539

Weighted Average Number of Common Shares:
Basic	11,888,171	11,299,548	11,799,151	9,253,090
Diluted	13,591,665	12,996,503	13,502,645	10,637,934

Other Data (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
FFO	$5,425	$4,820	$18,414	$12,283
FFO per Diluted Share	$0.40	$0.37	$1.36	$1.15

AFFO	$5,676	$4,797	$18,473	$12,539
AFFO per Diluted Share	$0.42	$0.37	$1.37	$1.18

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled 44 properties for a combined purchase price of $145.7 million for the nine months ended September 30, 2022 and 42 properties for a combined purchase price of $158.7 million for the nine months ended September 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13(a)-15 and 15(d)-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the

Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

ITEM 1A. RISK FACTORS

As of September 30, 2022, there have been no material changes in our risk factors from those set forth under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”). The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

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

Exhibit 10.1

Amended and Restated Credit Agreement, dated as of September 30, 2022, among Alpine Income Property, OP, LP, Alpine Income Property Trust, Inc., the other Guarantors from time to time parties thereto, KeyBank National Association, and certain other lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2022).

Exhibit 10.2*

Second Amendment to the 2026 Term Loan Agreement, dated as of October 5, 2022, among Alpine Income Property, OP, LP, Alpine Income Property Trust, Inc., the other Guarantors from time to time parties thereto, Truist Bank, N.A., and certain other lenders named therein.

Exhibit 31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification filed pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit 32.1**	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2**	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE INCOME PROPERTY TRUST, INC.
(Registrant)

October 20, 2022	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

October 20, 2022	By:	/s/ Matthew M. Partridge
Matthew M. Partridge, Senior Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)
October 20, 2022	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Vice President and Chief Accounting Officer (Principal Accounting Officer)