Form 10-K
period 2022-12-31
Alpine Income Property Trust, Inc.
filed 2023-02-09
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

(407) 904-3324

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐    NO  ☒

On June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $194,865,951 based on the closing sales price of the Registrant’s common stock on such date as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant’s common stock of which the Registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

The number of shares of the registrant’s common stock outstanding on February 2, 2023 was 14,055,208.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this report.

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

Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. These risks and uncertainties include, but are not limited to, the strength of the real estate market; the impact of a prolonged recession or downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, national and global economic conditions affecting the real estate development business and properties, including unstable macroeconomic conditions due to, among other things, geopolitical conflicts, inflation and rising interest rates; the impact of competitive real estate activity; the loss of any major property tenants; the ultimate geographic spread, severity and duration of pandemics, actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the global economy and our financial condition and results of operations; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

See “Item 1A. Risk Factors” within this Annual Report on Form 10-K for further discussion of these risks, as well as additional risks and uncertainties that could cause actual results or events to differ materially from those described in the Company’s forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-K.

ITEM 1.            BUSINESS

OVERVIEW

We are a real estate investment trust (“REIT”) that owns and operates a high-quality portfolio of commercial net lease properties all located in the United States. Our properties are primarily leased to industry leading, creditworthy tenants, many of which operate in industries we believe are resistant to the impact of e-commerce. Our portfolio consists of 148 net leased properties located in 106 markets in 34 states. The properties in our portfolio are primarily subject to long-term, triple-net leases, which generally require the tenant to pay all of the property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC (our “Manager”), a Delaware limited liability company and a wholly owned subsidiary of CTO Realty Growth, Inc. (NYSE: CTO) (“CTO”) is a Maryland corporation that is a publicly traded diversified REIT and the sole member of our Manager.

The Company elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its initial taxable year ended December 31, 2019. We believe the Company has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. We intend to continue to operate in such a manner, but no assurances can be given that we will continue to operate in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws.

Our primary objective is to maximize cash flow and value per share by generating stable and growing cash flows and attractive risk-adjusted returns through the ownership, operation and growth through acquisition of a diversified portfolio of high-quality, net leased commercial properties with attractive long-term real estate fundamentals. The 148 properties in our portfolio are 99% occupied and represent 3.7 million of gross rentable square feet with leases that have a weighted average lease term of 7.6 years (weighting based on annualized base rent as of December 31, 2022). Our portfolio is representative of our investment strategy, which consists of one or more of the following core investment criteria:

●	Attractive Locations. The 148 properties in our portfolio represent 3.7 million gross rentable square feet, are 99% occupied, and are primarily located in, or in close proximity to major metropolitan statistical areas, or MSAs, and in markets in the United States with favorable economic and demographic conditions. As of December 31, 2022, a total of 57% of our portfolio’s annualized base rent was derived from properties located in MSAs with populations greater than one million people.

●	Creditworthy Tenants. 54% of our portfolio’s annualized base rent as of December 31, 2022 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency. Our largest tenant, Walgreens, has a ‘BBB’ credit rating from S&P Global Ratings or its equivalent from Moody’s Investor Services, Fitch Ratings or the National Association of Insurance Commissioners and contributed less than 10% of our portfolio’s total revenue as of December 31, 2022.

●	Geographic Diversity. Our portfolio is spread across 106 markets in 34 states. Our largest property, as measured by annualized base rent, is located in the Houston, Texas MSA.

●	99% Occupied with Primarily Long Duration Leases. Our portfolio is 99% leased and occupied. The leases in our portfolio have a weighted average remaining lease term of 7.6 years (weighted based on annualized base rent as of December 31, 2022).

●	Contractual Rent Growth. As of December 31, 2022, 38% of the leases in our portfolio (based on annualized base rent as of December 31, 2022) provide for increases in contractual base rent during the lease term.

Organization

The Company is a Maryland corporation formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering (“IPO”). Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “PINE.” We sold 7,500,000 shares of our common stock at $19.00 per share in the IPO. CTO purchased 421,053 of the shares of our common stock that we sold in the IPO. We refer to the IPO, the CTO Private Placement (defined below), and the other transactions executed at the time of our listing on the NYSE collectively as the “Formation Transactions.”

We conduct the substantial majority of our operations through, and substantially all of our assets are held by, Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. As of December 31, 2022, we have a total ownership interest in the Operating Partnership of 88.7%, with CTO holding, directly and indirectly, an 8.1% ownership interest in the Operating Partnership. The remaining 3.2% ownership interest is held by an unrelated third party in connection with the issuance of units of the operating partnership (“OP Units”) issued as consideration for a portfolio of net lease properties acquired during the year ended December 31, 2021. Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) manages our business and affairs.

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

We are externally managed by our Manager. Concurrently with the closing of the IPO, CTO invested $15.5 million in exchange for 815,790 shares of our common stock. See Note 15, “Related Party Management Company” to the consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for the Company’s disclosure related to CTO’s purchase of PINE common stock subsequent to the IPO.

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

On December 14, 2020, the Company implemented a $100.0 million “at-the-market” equity offering program (the “2020 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. During the year ended December 31, 2022, the Company sold 446,167 shares under the 2020 ATM Program for gross proceeds of $8.7 million at a weighted average price of $19.44 per share, generating net proceeds of $8.6 million after deducting transaction fees totaling $0.1 million. During the year ended December 31, 2021, the Company sold 761,902 shares under the 2020 ATM Program for gross proceeds of $14.0 million at a weighted average price of $18.36 per share, generating net proceeds of $13.8 million after deducting transaction fees totaling $0.2 million. The Company was not active under the 2020 ATM Program during the year ended December 31, 2020. The 2020 ATM Program was terminated in advance of implementing the 2022 ATM Program, hereinafter defined.

On October 21, 2022, the Company implemented a $150.0 million “at-the-market” equity offering program (the “2022 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock.

During the year ended December 31, 2022, the Company sold 1,479,241 shares under the 2022 ATM Program for gross proceeds of $27.8 million at a weighted average price of $18.81 per share, generating net proceeds of $27.4 million after deducting transaction fees totaling $0.4 million.

In the aggregate, under the 2020 ATM Program and 2022 ATM Program, during the year ended December 31, 2022, the Company sold 1,925,408 shares for gross proceeds of $36.5 million at a weighted average price of $18.96 per share, generating net proceeds of $36.0 million after deducting transaction fees totaling $0.5 million.

Debt. Credit Facility. On September 30, 2022, the Company and the Operating Partnership entered into a credit agreement (the “2022 Amended and Restated Credit Agreement”) with KeyBank National Association, as administrative agent, and certain other lenders named therein, which amended and restated the 2027 Term Loan Credit Agreement (hereinafter defined) to include, among other things:

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

Pursuant to the 2022 Amended and Restated Credit Agreement, the indebtedness outstanding under the Credit Facility accrues at a rate ranging from SOFR plus 0.10% plus a range of 125 basis points to 220 basis points, based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the 2022 Amended and Restated Credit Agreement. The Company may utilize daily simple SOFR or term SOFR, at its election. The Credit Facility also accrues a fee of 15 or 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity.

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

On October 5, 2022, the Company entered into an amendment which, among other things, amends certain financial covenants and adds a sustainability-linked pricing component consistent with what is contained in the 2022 Amended and Restated Credit Agreement (the “2026 Term Loan Second Amendment”), effective September 30, 2022.

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

On September 30, 2022, the Company entered into the 2022 Amended and Restated Credit Agreement which amended and restated the 2027 Term Loan Credit Agreement to include the origination of a new revolving credit facility in the amount of $250.0 million as previously described. The 2022 Amended and Restated Credit Agreement includes an accordion option that allows the Company to request additional revolving loan commitments and additional term loan commitments not to exceed $750.0 million in the aggregate.

Mortgage Notes Payable. On June 30, 2021, in connection with the acquisition of six net lease properties from CTO (the “CMBS Portfolio”), the Company assumed an existing $30.0 million secured mortgage, which bears interest at a fixed rate of 4.33% (the “CMBS Loan”). On December 1, 2022, the Company completed the defeasance of the CMBS Loan, unencumbering the CBMS Portfolio. The Company sold four of the six properties subsequent to the defeasance, during the year ended December 31, 2022. Additionally, on June 30, 2021, in connection with the acquisition of two net lease properties from an unrelated third party, the Company assumed mortgage notes totaling an aggregate of $1.6 million, which balance was repaid on July 1, 2021.

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

Property Portfolio

As of December 31, 2022, the Company owned 148 properties in 34 states. The following is a summary of the relevant leases attributable to these properties:

Description	Location	Rentable Square Feet		Annualized Base Rent ($000's) (1)
Dick's Sporting Goods	Victor, NY	139,702		1,870
Walmart	Howell, MI	214,172		1,368
LA Fitness	Houston, TX	45,208		966
LA Fitness	Brandon, FL	45,000		958
Lowe's	Katy, TX	131,644		917
Lowe's	Logan, WV	114,731		870
Burlington	North Richland Hills, TX	70,891		859
Hobby Lobby	Tulsa, OK	84,180		842
At Home	Canton, OH	89,902		801
Cinemark	Reno, NV	52,474		709
Camping World	Duluth, MN	66,033		705
Home Depot	Woodridge, IL	110,626		693
Rooms To Go (3)	Friendswood, TX	51,868		685
Academy Sports	Snellville, GA	67,247		672
Academy Sports	Columbia, SC	72,000		655
At Home	Turnersville, NJ	89,460		641
Live Nation	East Troy, WI	—	(2)	634
Academy Sports	Florence, SC	58,410		628
Dick's Sporting Goods	Chesterfield Township, MI	49,979		603
Lowe's (3)	Webster, TX	163,300		582
Hobby Lobby	Arden, NC	55,000		546
Walgreens	Feasterville, PA	14,820		509
AMC Theatres	Tyngsborough, MA	39,474		507
Best Buy	Lafayette, LA	45,611		507
Sportsman's Warehouse	Morgantown, WV	30,547		498
Party City	Oceanside, NY	15,500		495
Dick's Sporting Goods	McDonough, GA	46,315		473
Walgreens	Mechanicsville, NJ	14,820		464
Conn's HomePlus	Hurst, TX	37,957		452
Walgreens	Brick, NJ	14,550		450
Old Time Pottery	Orange Park, FL	84,180		439
Walgreens	West Hartford, CT	12,805		430
Best Buy	Dayton, OH	45,535		409
CVS	Baton Rouge, LA	13,813		369
Walgreens	Birmingham, AL	14,516		364
Walgreens	Alpharetta, GA	15,120		363
Walgreens	Decatur, IL	14,820		353
Best Buy	McDonough, GA	30,038		338
BP	Highland Heights, KY	2,578		329
Walgreens	Edgewater, MD	14,820		328
Walgreens	Clermont, FL	13,650		328
Verizon	Turnersville, NJ	6,027		326
Old Time Pottery	Chicago, IL	78,721		333
Office Depot	Albuquerque, NM	30,346		300
Charles Schwab	Webster, TX	5,556		297
Ashley HomeStore	Dayton, OH	33,310		285
Walgreens	Taylorville, IL	14,550		282
Walgreens	Tacoma, WA	14,125		259
Walgreens	Albany, GA	14,770		258
Walmart	Hempstead, TX	52,190		253
Festival Foods	Portage, WI	54,720		252
Buffalo Wild Wings	Hattiesburg, MS	6,302		249
Walmart	Walmart Malden, MO	48,081		240
Walgreens	Glen Burnie, MD	14,490		228
Hobby Lobby	Aberdeen, SD	49,034		221
7-Eleven (3)	Olathe, KS	4,165		219
Office Max	Gadsden, AL	23,638		217
Circle K	Indianapolis, IN	4,283		210
LongHorn Steakhouse (3)	Webster, TX	7,000		186
Olive Garden (3)	Friendswood, TX	8,388		183
Crazy Alan's Swamp Shack (3)	Friendswood, TX	9,356		180
Visionworks (3)	Friendswood, TX	3,949		180
Mattress Firm	Richmond, IN	5,108		175
Mattress Firm	Lake City, FL	4,577		170

The Burger Joint (3)	Friendswood, TX	4,054	169
Orscheln Farm and Home	Durant, OK	37,965	165
Family Dollar	Lynn, MA	9,228	160
Little Caesars	Kearney, NE	2,253	158
Big Lots	Durant, OK	36,794	154
Ethan Allen (3)	Friendswood, TX	12,208	154
Advance Auto Parts	St. Paul, MN	7,201	150
Harbor Freight	Washington, MO	23,466	150
Tractor Supply	Washington Court House, OH	39,984	149
Advanced Auto Parts	Severn, MD	6,876	148
Valero (4)	New Cleveland, OH	2,554	146
O'Reilly Auto Parts	Angels Camp, CA	7,066	128
Dollar General	Kermit, TX	10,920	126
Burger King	Plymouth, NC	3,142	125
Harbor Freight	Midland, MI	14,624	124
Orscheln Farm and Home	California, MO	23,042	123
Mattress Firm	Gadsden, AL	7,237	122
Orscheln Farm and Home	Owensville, MO	38,452	121
Dollar General	Chazy, NY	9,277	119
Family Dollar	Auburn, NE	10,577	118
Dollar General	Odessa, TX	9,127	117
Family Dollar	McKenny, VA	10,531	116
Dollar General	Willis, TX	9,138	114
Family Dollar	Medicine Lodge, KS	10,566	114
Family Dollar	Burlington, NC	11,394	113
Dollar General	Winthrop, NY	9,167	113
Family Dollar	Burlington, KS	10,500	113
Family Dollar	Amsterdam, OH	10,500	113
Dollar General	Cut and Shoot, TX	9,096	112
Advance Auto Parts	Ware, MA	6,889	112
Family Dollar	Caneyville, KY	10,604	112
Family Dollar	Sulphur, OK	10,000	112
Family Dollar	Caney, KS	10,555	112
Family Dollar	Tipton, MO	10,557	111
Pet Supplies Plus	Canton, OH	8,400	110
Dollar Tree	Demopolis, AL	10,159	110
Dollar General	Milford, ME	9,128	110
Family Dollar	Madill, OK	9,682	109
Family Dollar	Superior, NE	10,500	109
Family Dollar	Sabetha, KS	10,500	108
Family Dollar	Van Buren, MO	10,500	106
Family Dollar	Phillipsburg, KS	10,500	106
Family Dollar	Gladewater, TX	10,111	105
Dollar Tree	Stillwell, OK	9,828	105
Dollar General	Salem, NY	9,199	105
Family Dollar	Plainville, KS	10,500	105
Dollar General	Harrisville, NY	9,309	104
Dollar General	Heuvelton, NY	9,342	104
Dollar General	Bingham, ME	9,345	104
Family Dollar	Murfreesboro, AR	10,500	104
Family Dollar	Town Creek, AL	10,545	104
Family Dollar	Tecumseh, NE	10,644	104
Firestone	Pittsburgh, PA	10,629	103
Dollar General	Barker, NY	9,275	102
Little Caesars	North Platte, NE	1,529	102
Boston Market (3)	Turnersville, NJ	2,627	101
Dollar General	Limestone, ME	9,167	100
Family Dollar	Anderson, AL	10,607	99
Valero	Massillon, OH	1,363	98
Dollar General	Hammond, NY	9,219	98
Dollar General	Somerville, TX	9,252	96
Family Dollar	Dearing, GA	9,288	95
Little Caesars	Greensboro, NC	1,678	94
Valero	Parma, OH	1,884	91
Dollar General	Seguin, TX	9,155	90
Grease Monkey	Stockbridge, GA	1,846	90
Schlotzsky's	Sweetwater, TX	2,431	85
Dollar Tree	Albuquerque, NM	10,023	85
Valero (4)	Jackson, MS	1,920	85
Little Caesars	Eden, NC	1,790	85
Family Dollar	Lake Village, AR	14,592	84
Dollar General	Del Rio, TX	9,219	83
Dollar General	Newtonsville, OH	9,290	83

Hardee's	Boaz, AL	3,542	80
Advance Auto Parts	Athens, GA	6,871	79
Valero (4)	Leland, MS	3,343	78
Dollar General	Warsaw, NY	14,495	74
Valero (4)	Lorain, OH	900	73
Salon Lofts	Canton, OH	4,000	72
O'Reilly Auto Parts	Duluth, MN	11,182	72
Little Caesars	Columbus, NE	6,944	71
Valero	Cadiz, OH	1,292	69
Advance Auto Parts	Ludington, MI	6,604	63
Advance Auto Parts	New Baltimore, MI	6,784	63
Dollar General	Perry, NY	9,181	59
Dollar General	Dansville, NY	9,174	57
Dollar General	Great Valley, NY	9,144	56
AutoZone	Winston-Salem, NC	8,008	42
Long John Silver's (3)	Tulsa, OK	3,000	24
		3,651,466	$40,398
(1)	Annualized straight-line base rental income in place as of December 31, 2022.
(2)	The Alpine Valley Music Theatre, leased to Live Nation Entertainment, Inc., is an entertainment venue consisting of a two-sided, open-air, 7,500-seat pavilion; an outdoor amphitheater with a capacity for 37,000; and over 150 acres of green space.
(3)	We are the lessor in a ground lease with the tenant. Rentable square feet represents improvements on the property that revert to us at the expiration of the lease.
(4)	Subject to a master lease agreement.

Certain individual tenants in the Company’s portfolio of properties accounted for more than 10% of total revenues during the years ended December 31, 2021 and 2020. No individual tenant accounted for more than 10% of total revenues during the year ended December 31, 2022. For the year ended December 31, 2021, Wells Fargo represented 12% of total revenues. Wells Fargo and Hilton Grand Vacations represented 19% and 12% of total revenues, respectively, for the year ended December 31, 2020. There were no tenants who represented more than 10% of the square footage of our properties as of December 31, 2022. As of December 31, 2022, 19% of the Company’s real estate portfolio, based on square footage, was located in the state of Texas.

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

Our Manager has the ability to earn an annual incentive fee based on our total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. We would pay our Manager an incentive fee with respect to each annual measurement period in the amount of the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was due for the years ended December 31, 2022, 2021, or 2020.

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

We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual gross revenue equals or exceeds $1.235 billion (subject to adjustment for inflation), (ii) December 31, 2024 (the last day of the fiscal year following the fifth anniversary of the IPO), (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities, and (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

We obtain Phase I environmental assessments for properties acquired. Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. However, if recommended in the initial assessments, we may undertake additional assessments such as soil and/or groundwater samplings or other limited subsurface investigations and ACM or mold surveys to test for substances of concern. A prior owner or operator of a property or historic operations at our properties may have created a material environmental condition that is not known to us or the independent consultants preparing the site assessments. Material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose material additional environmental liability. If environmental concerns are not satisfactorily resolved in any initial or additional assessments, we may obtain environmental insurance policies to insure against potential environmental risk or loss depending on the type of property, the availability and cost of the insurance and various other factors we deem relevant. Our ultimate liability for environmental conditions may exceed the policy limits on any environmental insurance policies we obtain, if any.

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

In addition to general, regional, national, and global economic conditions, our operating performance is impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. Our portfolio includes substantial holdings in Texas as of December 31, 2022 (based on square footage). Our geographic concentrations could adversely affect our operating performance if conditions become less favorable in any of the states or markets within such states in which we have a concentration of properties. Such geographic concentrations could be heightened by the fact that our investments may be concentrated in certain areas that are affected by epidemics or pandemics such as COVID-19 more than other areas. We cannot assure you that any of our markets will grow, not experience adverse developments or that underlying real estate fundamentals will be favorable to owners and operators of commercial properties. Our operations may also be affected if competing properties are built in our markets. A downturn in the economy in the states or regions in which we have a concentration of properties, or markets within such states or regions, could adversely affect our tenants operating businesses in those states or regions, impair their ability to pay rent to us and thereby, materially and adversely affect us.

We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.

We have in the past and may in the future have significant tenant and property concentrations. In the event that a tenant that occupies a significant number of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial difficulty or file for bankruptcy, it could have a material adverse effect on us.

Certain of our tenants are not rated by a recognized credit rating agency or do not have an investment grade rating from such an agency. Leases with unrated or non-investment grade rated tenants may be subject to a greater risk of default.

As of December 31, 2022, 46% of our tenants or parent entities thereof (based on annualized straight-line base rent) were not rated or did not have an investment grade credit rating from a recognized rating agency. Leases with non-investment grade or unrated tenants may be subject to a greater risk of default. Unrated tenants or non-investment grade tenants may also be more likely to experience financial weakness or file for bankruptcy than tenants with investment grade credit ratings. When we consider the acquisition of a property with an in-place lease with an unrated or non-investment grade rated tenant or leasing a property to a tenant that does not have a credit rating or does not have an investment grade rating, we evaluate the strength of the proposed tenant’s business at the property level and at a corporate level, if applicable, and may consider the risk of tenant/company insolvency using internally developed methodologies or assessments provided by third parties. If our evaluation of an unrated or non-investment grade tenant’s creditworthiness is inaccurate, the default or bankruptcy risk related to the tenant may be greater than anticipated. In the event that any of our unrated tenants were to experience financial weakness or file for bankruptcy, it could have a material adverse effect on us.

The decrease in demand for retail space may materially and adversely affect us.

As of December 31, 2022, 100% of leases based on annualized straight-line base rent were with tenants operating retail businesses. In the future, we intend to acquire additional properties leased to a single tenant operating a retail business at the property. Accordingly, decreases in the demand for leasing retail space may have a greater adverse effect on us than if we had fewer investments in retail properties. The market for leasing of retail space has historically been adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retail companies, consolidation in the retail industry, the excess amount of retail space in a number of markets and increasing e-commerce pressure. To the extent that adverse conditions arise or continue, they are likely to negatively affect market rents for retail space and could materially and adversely affect us.

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

There may be environmental liabilities associated with our properties of which we are unaware. We obtain Phase I environmental assessments for properties acquired. Phase I environmental site assessments are limited in scope and therefore may not reveal all environmental conditions affecting a property. Therefore, there could be undiscovered environmental liabilities on the properties we own. Some of our properties use, or may have used in the past, underground tanks for the storage of petroleum-based products or waste products that could create a potential for release of hazardous substances or penalties if tanks do not comply with legal standards. If environmental contamination exists on our properties, we could be subject to strict, joint and/or several liability for the contamination by virtue of our ownership interest. Some of our properties may contain asbestos-containing materials, or ACM. Environmental laws govern the presence, maintenance and removal of ACM and such laws may impose fines, penalties or other obligations for failure to comply with these requirements or expose us to third-party liability (for example, liability for personal injury associated with exposure to asbestos). Environmental laws also apply to other activities that can occur on a property, such as storage of petroleum products or other hazardous toxic substances, air emissions, water discharges and exposure to lead-based paint. Such laws may impose fines and penalties for violations and may require permits or other governmental approvals to be obtained for the operation of a business involving such activities.

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

Increases in interest rates have and will likely continue to increase our interest costs on our variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.

Current and future borrowings under our revolving credit facility will bear interest at variable rates. Recent increases in interest rates have increased our interest payments and reduced our cash flow available for other corporate purposes, and we expect this trend to continue in the near term. In addition, rising interest rates could limit our ability to refinance debt when it matures and increase interest costs on any debt that is refinanced. Further, an increase in interest rates could increase the cost of financing, thereby decreasing the amount third parties are willing to pay for our properties, which would limit our ability to dispose of properties when necessary or desired.

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

The planned discontinuation of LIBOR may affect our financial results.

The ICE Benchmark Administration (“IBA”), the administrator of LIBOR, ceased publication of USD LIBOR on December 31, 2021 for the one week and two month USD LIBOR tenors, and intends to cease publishing the remaining USD LIBOR tenors on June 30, 2023. The Alternative Reference Rates Committee of the Federal Reserve Board (the “ARRC”) has formally recommended the Secured Overnight Financing Rate, or SOFR, as its preferred alternative replacement rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate versus SOFR which is a secured lending rate, and SOFR being an overnight rate versus LIBOR which reflects term rates at different maturities. These and other differences create the potential for basis risk between the two rates. The impact of any basis risk between LIBOR and SOFR may negatively affect our operating results. Any of these alternative methods may result in interest rates that are higher than if LIBOR were available in its current form, which could have a material adverse effect on our results.

It is uncertain at this time if the remaining tenors of USD LIBOR will cease to exist prior to June 30, 2023, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates such as SOFR will gain market acceptance as a replacement for LIBOR. Although SOFR is the ARRC’s recommended replacement rate, whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on certain of our obligations if LIBOR is not reported, which include requesting certain rates from major reference banks in London or New York, or alternatively using LIBOR for the immediately preceding interest period or using the initial interest rate, as applicable, uncertainty as to the extent and manner of future changes may result in interest rates and/or payments that are higher than, lower than or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR rate was available in its current form. The Company converted from LIBOR to SOFR during the year ended December 31, 2022.

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

As of December 31, 2022, we owned 88.7% of the OP Units issued by the Operating Partnership. However, in connection with our future acquisition activities or otherwise, we may issue additional OP Units to third parties. Such issuances would reduce our ownership in the Operating Partnership.

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

Conflicts of interest exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and the Operating Partnership or any partner thereof, on the other. Our directors and executive officers have duties to our company under applicable Maryland law in connection with their management of our company. At the same time, PINE GP, as the general partner of the Operating Partnership, has fiduciary duties and obligations to the Operating Partnership and its limited partners under Delaware law and the partnership agreement of the Operating Partnership in connection with the management of the Operating Partnership. The fiduciary duties and obligations of the general partner to the Operating Partnership and its partners may come into conflict with the duties of our directors and executive officers to our company. The Operating Partnership agreement provides that, in the event of a conflict between the interests of our stockholders on the one hand, and the limited partners of the Operating Partnership on the other hand, the general partner will endeavor in good faith to resolve the conflict in a manner not adverse to either our stockholders or the limited partners, provided however, that so long as we own a controlling interest in the Operating Partnership, any such conflict that the general partner, in its sole and absolute discretion, determines cannot be resolved in a manner not adverse to either our stockholders or the limited partners of the Operating Partnership are resolved in favor of our stockholders, and the general partner will not be liable for monetary damages for losses sustained, liabilities incurred or benefits not derived by the limited partners in connection with such decisions.

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

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual gross revenue equals or exceeds $1.235 billion (subject to adjustment for inflation), (ii) December 31, 2024 (the last day of the fiscal year following the fifth anniversary of the IPO); (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We intend to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, whether or not they are classified as “emerging growth companies,” including, but not limited to, an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. An attestation report by our auditor would require additional procedures by them that could detect problems with our internal control over financial reporting that are not detected by management. If our system of internal control over financial reporting is not determined to be appropriately designed or operating effectively, it could require us to restate financial statements, cause us to fail to meet reporting obligations and cause investors to lose confidence in our reported financial information, all of which could lead to a significant decline in the market price of our common stock. The JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. However, we have chosen to “opt out” of this extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for all public companies that are not emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

We have incurred new costs as a result of becoming a public company, and such costs may increase when we cease to be an “emerging growth company.”

As a public company, we incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect compliance with these public reporting requirements and associated rules and regulations to increase expenses, particularly after we are no longer an emerging growth company, although we are currently unable to estimate theses costs with any degree of certainty. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, which could result in our incurring additional costs applicable to public companies that are not emerging growth companies.

Risks Related to Our Qualification and Operation as a REIT

Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

We believe that our organization and method of operation have enabled us to meet the requirements for qualification and taxation as a REIT and we intend to continue to be organized and operate in such a manner. However, we cannot assure you that we will remain qualified as a REIT. Moreover, our qualification and taxation as a REIT depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the U.S.

federal income tax laws. Accordingly, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure and state or local income, property and transfer taxes. In addition, under partnership audit procedures, the Operating Partnership and any other partnership that we may form or acquire may be liable at the entity level for tax imposed under those procedures. Further, any taxable REIT subsidiaries (“TRSs”) that we may form in the future will be subject to regular corporate U.S. federal, state and local taxes. Moreover, several provisions of the Code regarding the arrangements between a REIT and its TRS entities function to ensure that such TRS entities are subject to an appropriate level of U.S. federal income taxation. Any of these taxes would decrease cash available for distributions to stockholders, which, in turn, could materially adversely affect our business, financial condition, results of operations or ability to make distributions to our stockholders and the trading price of our common stock.

Failure to make required distributions would subject us to U.S. federal corporate income tax.

We intend to continue to operate in a manner so as to maintain our qualification as a REIT for U.S. federal income tax purposes. In order to maintain our qualification as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends we pay in a calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and, 100% of our undistributed income (as defined under the excise tax rules from prior years).

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

As with other publicly traded securities, the market price of our common stock depends on various factors, which may change from time to time and/or may be unrelated to our financial condition, results of operations or cash flows. These factors may cause significant fluctuations or volatility in the market price of our common stock. These factors include, but are likely not limited to, the following:

●	our financial condition and operating performance and the financial condition or performance of other similar companies;
●	actual or anticipated differences in our quarterly or annual operating results than expected;
●	changes in our revenues, Funds From Operations (“FFO”), Adjusted Funds From Operations (“AFFO”), or earnings estimates or recommendations by securities analysts;
●	publication of research reports about us or the real estate industry generally;
●	increases in market interest rates, which may lead investors to demand a higher distribution yield for shares of our common stock, and could result in increased interest expense on our debt;
●	adverse market reaction to any increased indebtedness we incur in the future;
●	actual or anticipated changes in our and our tenants’ businesses or prospects, including as a result of the impact of a global pandemic, such as the COVID-19 Pandemic;
●	the current state of the credit and capital markets, and our ability and the ability of our tenants to obtain financing on favorable terms;
●	conflicts of interest with CTO and its affiliates, including our Manager;
●	the termination of our Manager or additions and departures of key personnel of our Manager;
●	increased competition in our markets;
●	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business or growth strategies;
●	the passage of legislation or other regulatory developments that adversely affect us or our industry;
●	adverse speculation in the press or investment community;
●	actions by institutional stockholders;
●	the extent of investor interest in our securities;
●	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
●	investor confidence in the stock and bond markets, generally;
●	changes in tax laws;
●	equity issuances by us (including the issuances of OP Units), or common stock resales by our stockholders, or the perception that such issuances or resales may occur;

●	volume of average daily trading and the amount of our common stock available to be traded;
●	changes in accounting principles;
●	failure to maintain our qualification as a REIT;
●	failure to comply with the rules of the NYSE or maintain the listing of our common stock on the NYSE;
●	terrorist acts, natural or man-made disasters, including global pandemics impacting the United States, or threatened or actual armed conflicts; and
●	general market and local, regional and national economic conditions, including factors unrelated to our operating performance and prospects.

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

One of the factors that we believe influences the market price of our common stock is the distribution yield on the common stock (as a percentage of the market price of our common stock) relative to market interest rates. Additional increases in market interest rates, which have increased recently but are still currently at low levels relative to certain historical rates, may lead prospective purchasers of shares of our common stock to expect a higher distribution yield.

Additionally, higher interest rates have in the past and are expected to continue to increase our borrowing costs and potentially decrease our cash available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decline.

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

Since late December 2019, the COVID-19 Pandemic has spread globally, including every state in the United States. The COVID-19 Pandemic has had, and other future pandemics could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 Pandemic and its variants have significantly adversely impacted global economic activity and produced significant volatility in the global financial markets. The global impact of the outbreak rapidly evolved and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, reacted by instituting quarantines, mandating business and school closures and restricting travel.

Certain states and cities, including where we own properties, also reacted by instituting quarantines, restrictions on travel, “shelter at home” rules, and importantly, restrictions on the types of business that may continue to operate or requiring others to shut down completely. Additional states and cities may implement similar restrictions. As a result, the COVID-19 Pandemic has negatively impacted most every industry directly or indirectly. A number of our tenants have announced temporary closures of their stores and requested deferral, or in some instances, rent abatement while the pandemic remains. The COVID-19 Pandemic, or a future pandemic, could have material and adverse effects on our ability to successfully operate our business and as a result our financial condition, results of operations and cash flows due to, among other factors:

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

The extent to which the COVID-19 Pandemic impacts our operations, and those of our tenants, will depend on future developments, which are highly uncertain and cannot be predicted with any degree of certainty, including the scope, severity and duration of the COVID-19 Pandemic, and the impact of actions taken by governmental and health organizations to contain the COVID-19 Pandemic or mitigate its impact, and the direct and indirect economic effects of the COVID-19 Pandemic and containment measures, among others. Additional closures by our tenants of their businesses and early terminations by our tenants of their leases could reduce our cash flows, which could impact our ability to continue paying dividends to our stockholders at expected levels, or at all. The rapid onset of the COVID-19 Pandemic and the continued uncertainty of its duration and long-term impact precludes any prediction of the magnitude of the adverse impact on the U.S. economy, our tenant’s businesses and ours. Consequently, the COVID-19 Pandemic presents material uncertainty and risk with respect to our business operations, our Manager’s business, and therefore, our financial condition, results of operations, and cash flows. Further, many risk factors set forth in this Annual Report on Form 10-K for the year ended December 31, 2022, should be interpreted as heightened risks as a result of the impact of the COVID-19 Pandemic.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None

ITEM 2.            PROPERTIES

Our principal offices are located at 369 N. New York Avenue., Suite 201, Winter Park, Florida 32789. Our telephone number is (407) 904-3324.

As of December 31, 2022, the Company owns 148 net leased retail and office buildings located in 34 states (refer to Item 1. “Business”).

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

As of February 2, 2023, there were 112 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” through banks, brokers and others for the benefit of beneficial owners who may vote the shares.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2022, which were not previously reported.

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

Our operating results for the year ended December 31, 2022 were in-line with our expectations and primarily driven by our investment activity of acquiring net lease properties at valuations and yields generally consistent with our target investment parameters.

During the year ended December 31, 2022, the Company acquired 51 properties for total acquisition volume of $187.4 million.  During the year ended December 31, 2022, the Company sold 16 properties for an aggregate sales price of $154.6 million, generating aggregate gains on sale of $33.8 million.

As of December 31, 2022, we owned 148 properties with an aggregate gross leasable area of 3.7 million square feet, located in 34 states, with a weighted average remaining lease term of 7.6 years. Our portfolio was 99% leased as of December 31, 2022.

Historical Financial Information

The following table summarizes our selected historical financial information for each of the last three fiscal years (in thousands, except per share and dividend data). The selected financial information has been derived from our audited consolidated financial statements.

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Total Revenues	$45,203	$30,128	$19,248

Net Income From Operations	$43,494	$15,164	$2,610

Net Income	$33,955	$11,462	$1,146
Less: Net Income Attributable to Noncontrolling Interest	(4,235)	(1,498)	(161)
Net Income Attributable to Alpine Income Property Trust, Inc.	$29,720	$9,964	$985

Net Income Per Share Attributable to Alpine Income Property Trust, Inc.
Basic	$2.48	$1.02	$0.13
Diluted	$2.17	$0.89	$0.11

Dividends Declared and Paid	$1.090	$1.015	$0.820

Balance Sheet Data (in thousands):

	As of December 31,
	2022	2021
Total Real Estate, at Cost	$499,367	$444,408
Real Estate—Net	$477,054	$428,989
Cash and Cash Equivalents and Restricted Cash	$13,044	$9,497
Intangible Lease Assets—Net	$60,432	$58,821
Straight-Line Rent Adjustment	$1,668	$1,838
Other Assets	$21,233	$6,369
Total Assets	$573,431	$505,514
Accounts Payable, Accrued Expenses, and Other Liabilities	$4,411	$2,363
Prepaid Rent and Deferred Revenue	$1,479	$2,033
Intangible Lease Liabilities—Net	$5,050	$5,476
Long-Term Debt	$267,116	$267,740
Total Liabilities	$278,056	$277,612
Total Equity	$295,375	$227,902

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

Reconciliation of Non-GAAP Measures (in thousands, except share data):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net Income	$33,955	$11,462	$1,146
Depreciation and Amortization	23,564	15,939	9,949
Gain on Disposition of Assets	(33,801)	(9,675)	(287)
Funds From Operations	$23,718	$17,726	$10,808
Adjustments:
Loss on Extinguishment of Debt	727	—	—
Amortization of Intangible Assets and Liabilities to Lease Income	(328)	(257)	(108)
Straight-Line Rent Adjustment	(935)	(607)	(1,524)
COVID-19 Rent Repayments (Deferrals)	45	430	(378)
Non-Cash Compensation	310	309	268
Amortization of Deferred Financing Costs to Interest Expense	599	362	188
Other Non-Cash Expense (Income)	100	(18)	(22)
Recurring Capital Expenditures	—	(41)	(43)
Adjusted Funds From Operations	$24,236	$17,904	$9,189

Weighted Average Number of Common Shares:
Basic	11,976,001	9,781,066	7,588,349
Diluted	13,679,495	11,246,227	8,812,203

Other Data (in thousands, except per share data):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
FFO	$23,718	$17,726	$10,808
FFO per Diluted Share	$1.73	$1.58	$1.23

AFFO	$24,236	$17,904	$9,189
AFFO per Diluted Share	$1.77	$1.59	$1.04

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2022 AND 2021

The following presents the Company’s results of operations for the year ended December 31, 2022, as compared to the year ended December 31, 2021 (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	$ Variance	% Variance
Revenues:
Lease Income	$45,203	$30,128	$15,075	50.0%
Total Revenues	45,203	30,128	15,075	50.0%
Operating Expenses:
Real Estate Expenses	5,435	3,673	1,762	48.0%
General and Administrative Expenses	5,784	5,027	757	15.1%
Depreciation and Amortization	23,564	15,939	7,625	47.8%
Total Operating Expenses	34,783	24,639	10,144	41.2%
Gain on Disposition of Assets	33,801	9,675	24,126	249.4%
Loss on Extinguishment of Debt	(727)	—	(727)	(100.0)%
Net Income From Operations	43,494	15,164	28,330	186.8%
Interest Expense	9,539	3,702	5,837	157.7%
Net Income	33,955	11,462	22,493	196.2%
Less: Net Income Attributable to Noncontrolling Interest	(4,235)	(1,498)	(2,737)	(182.7)%
Net Income Attributable to Alpine Income Property Trust, Inc.	$29,720	$9,964	$19,756	198.3%

Revenue and Direct Cost of Revenues

Revenue from our property operations during the years ended December 31, 2022 and 2021 totaled $45.2 million and $30.1 million, respectively. The increase in revenues is reflective of the Company’s volume of acquisitions, offset by dispositions. The direct costs of revenues for our property operations totaled $5.4 million and $3.7 million during the years ended December 31, 2022 and 2021, respectively. The increase in the direct cost of revenues is also attributable to the Company’s expanded property portfolio.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the year ended December 31, 2022 as compared to the year ended December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021	$ Variance	% Variance
Management Fee to Manager	$3,828	$3,182	$646	20.3%
Director Stock Compensation Expense	310	309	1	0.3%
Director & Officer Insurance Expense	366	499	(133)	(26.7)%
Additional General and Administrative Expense	1,280	1,037	243	23.4%
Total General and Administrative Expenses	$5,784	$5,027	$757	15.1%

General and administrative expenses totaled $5.8 million and $5.0 million during the years ended December 31, 2022 and 2021, respectively. The $0.8 million increase is primarily attributable to growth in the Company’s equity base, which led to an increase in management fee expense of $0.6 million.

Depreciation and Amortization

Depreciation and amortization expense totaled $23.5 million and $15.9 million during the years ended December 31, 2022 and 2021, respectively. The $7.6 million increase in the depreciation and amortization expense is reflective of the Company’s expanded property portfolio.

Interest Expense

Interest expense totaled $9.5 million and $3.7 million during the years ended December 31, 2022 and 2021, respectively. The $5.8 million increase in interest expense is attributable to the higher average outstanding debt balance during the year ended December 31, 2022 as compared to the same period in 2021, as well as increasing rates on the Company’s variable rate Credit Facility indebtedness. The overall increase in the Company’s long-term debt was primarily utilized to fund the acquisition of properties during 2022 and 2021.

Net Income

Net income totaled $34.0 million and $11.5 million during the years ended December 31, 2022 and 2021, respectively. The increase in net income is attributable to the factors described above in addition to the $24.1 million increase in gain on disposition of assets during the year ended December 31, 2022. The increased gain on disposition of assets is the result of more disposition activity during the year ended December 31, 2022, with proceeds from such dispositions being reinvested into income properties through the like-kind exchange structure. The increase in gain on disposition of assets was partially offset by the $0.7 million loss on extinguishment of debt incurred during the year ended December 31, 2022, incurred as a result of the write off of unamortized loan costs in connection with the CBMS Loan defeasance and the termination of the Prior Revolving Credit Facility, as hereinafter defined in Note 9, “Long-Term Debt”.

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

General and administrative expenses totaled $5.0 million and $4.7 million during the years ended December 31, 2021 and 2020, respectively. The $0.4 million increase is primarily attributable to growth in the Company’s equity base, which led to an increase in management fee expense of $0.6 million.

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

Net Income

Net income totaled $11.5 million and $1.1 million during the years ended December 31, 2021 and 2020, respectively. The increase in net income is attributable to the factors described above in addition to the $9.7 million gain on disposition of assets during the year ended December 31, 2021, an increase of $9.4 million from the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents. Cash totaled $13.0 million at December 31, 2022, including restricted cash of $4.0 million which is being held in an escrow account to be reinvested through the like-kind exchange structure into other income properties.

Long-Term Debt. As of December 31, 2022, the Company had $181.8 million available on the Credit Facility. See Note 9, “Long-Term Debt” in the notes to the consolidated financial statements in Item 8 for the Company’s disclosure related to its long-term debt balance at December 31, 2022.

Acquisitions and Investments. As noted previously, the Company acquired 51 properties during the year ended December 31, 2022 for an aggregate purchase price of $187.4 million, as further described in Note 3 “Property Portfolio” in the notes to the consolidated financial statements in Item 8.

Dispositions. During the year ended December 31, 2022, the Company sold 16 properties for a total sales price of $154.6 million, generating aggregate gains on sale of $33.8 million, as further described in Note 3 “Property Portfolio” in the notes to the consolidated financial statements in Item 8.

Capital Expenditures. As of December 31, 2022, the Company had no commitments related to capital expenditures.

The Company is contractually obligated under its various long-term debt agreements. In the aggregate, the Company is obligated under such agreements to repay $268.3 million on long-term basis, to be repaid in excess of one year, with no payments due within one year.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations and $181.8 million of available capacity on the existing $250.0 million Credit Facility, based on our current borrowing base of properties, as of December 31, 2022.

The Board and management consistently review the allocation of capital with the goal of providing the best long-term return for our stockholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing the Company’s securities, and retaining funds for reinvestment. Annually, the Board reviews our business plan and corporate strategies, and makes adjustments as circumstances warrant. Management’s focus is to continue our strategy of investing in net leased properties by utilizing the capital we raise and available borrowing capacity from the Credit Facility to increase our portfolio of income-producing properties, providing stabilized cash flows with strong risk-adjusted returns primarily in larger metropolitan areas and growth markets.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled 51 properties for a combined purchase price of $187.4 million for the year ended December 31, 2022 and 68 properties for a combined purchase price of $260.3 million for the year ended December 31, 2021.

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

Under the supervision and with the participation of our management, including our CEO and our CFO, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

None.

ITEM 9C.          DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be set forth herein will be included in the Company’s definitive proxy statement for its 2023 annual stockholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2022 (the “Proxy Statement”), which sections are incorporated herein by reference.

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

3. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Alpine Income Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 3, 2019).

3.2	Third Amended and Restated Bylaws of Alpine Income Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 1, 2023).

4.1	Description of the Registrant’s Securities †

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

10.15

Alpine Income Property Trust, Inc. 2019 Individual Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-235256) filed on November 25, 2019).*

10.16	Alpine Income Property Trust, Inc. 2019 Manager Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on December 3, 2019).*

10.17

Form of Non-Employee Director Restricted Stock Award Agreement under the Alpine Income Property Trust, Inc. 2019 Individual Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-234304) filed with the Commission on November 7, 2019).*

10.18

Credit Agreement, dated as of May 21, 2021, among Alpine Income Property, OP, LP, Alpine Income Property Trust, Inc., the other Guarantors from time to time parties thereto, Truist Bank, N.A., Bank of Montreal, Raymond James Bank, N.A. and Stifel Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2021)

10.19	Real Estate Purchase and Sale Agreement dated January 28, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 21, 2022).**

10.20	First Amendment to the Purchase and Sale Agreement dated March 1, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 21, 2022).** .

10.21	Second Amendment to the Purchase and Sale Agreement dated March 15, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 21, 2022).**

10.22

Amendment, Increase and Joinder to Credit Agreement, dated as of April 14, 2022, among Alpine Income Property, OP, LP, Alpine Income Property Trust, Inc., the other Guarantors from time to time parties thereto, Truist Bank, N.A., and certain other lenders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 18, 2022).

10.23

Amended and Restated Credit Agreement, dated as of September 30, 2022, among Alpine Income Property, OP, LP, Alpine Income Property Trust, Inc., the other Guarantors from time to time parties thereto, KeyBank National Association, and certain other lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2022).

10.24

Second Amendment to the 2026 Term Loan Agreement, dated as of October 5, 2022, among Alpine Income Property, OP, LP, Alpine Income Property Trust, Inc., the other Guarantors from time to time parties thereto, Truist Bank, N.A., and certain other lenders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 20, 2022).

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

ALPINE INCOME PROPERTY TRUST, INC.

Date: February 9, 2023	By:	/S/ JOHN P. ALBRIGHT
John P. Albright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 9, 2023	President and Chief Executive Officer (Principal Executive Officer), and Director	/S/ JOHN P. ALBRIGHT

February 9, 2023	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	/S/ MATTHEW M. PARTRIDGE

February 9, 2023	Vice President and Chief Accounting Officer (Principal Accounting Officer)	/S/ LISA M. VORAKOUN

February 9, 2023	Chairman of the Board, Director	/S/ ANDREW C. RICHARDSON

February 9, 2023	Director	/S/ MARK O. DECKER, JR.

February 9, 2023	Director	/S/ M. CARSON GOOD

February 9, 2023	Director	/S/ JEFFREY S. YARCKIN

February 9, 2023	Director	/S/ RACHEL E. WEIN

ALPINE INCOME PROPERTY TRUST, INC.

f-1

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Alpine Income Property Trust, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Alpine Income Property Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three the years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Orlando, Florida

February 9, 2023

f-2

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	December 31, 2022	December 31, 2021
ASSETS
Real Estate:
Land, at Cost	$176,857	$178,172
Building and Improvements, at Cost	322,510	266,236
Total Real Estate, at Cost	499,367	444,408
Less, Accumulated Depreciation	(22,313)	(15,419)
Real Estate—Net	477,054	428,989
Cash and Cash Equivalents	9,018	8,851
Restricted Cash	4,026	646
Intangible Lease Assets—Net	60,432	58,821
Straight-Line Rent Adjustment	1,668	1,838
Other Assets	21,233	6,369
Total Assets	$573,431	$505,514
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$4,411	$2,363
Prepaid Rent and Deferred Revenue	1,479	2,033
Intangible Lease Liabilities—Net	5,050	5,476
Long-Term Debt	267,116	267,740
Total Liabilities	278,056	277,612
Commitments and Contingencies—See Note 16
Equity:
Preferred Stock, $0.01 par value per share, 100 million shares authorized, no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common Stock, $0.01 par value per share, 500 million shares authorized, 13,394,677 shares issued and outstanding as of December 31, 2022 and 11,454,815 shares issued and outstanding as of December 31, 2021	134	114
Additional Paid-in Capital	236,841	200,906
Retained Earnings (Dividends in Excess of Net Income)	10,042	(6,419)
Accumulated Other Comprehensive Income	14,601	1,922
Stockholders' Equity	261,618	196,523
Noncontrolling Interest	33,757	31,379
Total Equity	295,375	227,902
Total Liabilities and Equity	$573,431	$505,514

The accompanying notes are an integral part of these consolidated financial statements.

f-3

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Revenues:
Lease Income	$45,203	$30,128	$19,248
Total Revenues	45,203	30,128	19,248
Operating Expenses:
Real Estate Expenses	5,435	3,673	2,316
General and Administrative Expenses	5,784	5,027	4,660
Depreciation and Amortization	23,564	15,939	9,949
Total Operating Expenses	34,783	24,639	16,925
Gain on Disposition of Assets	33,801	9,675	287
Loss on Extinguishment of Debt	(727)	—	—
Net Income From Operations	43,494	15,164	2,610
Interest Expense	9,539	3,702	1,464
Net Income	33,955	11,462	1,146
Less: Net Income Attributable to Noncontrolling Interest	(4,235)	(1,498)	(161)
Net Income Attributable to Alpine Income Property Trust, Inc.	$29,720	$9,964	$985

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$2.48	$1.02	$0.13
Diluted	$2.17	$0.89	$0.11

Weighted Average Number of Common Shares:
Basic	11,976,001	9,781,066	7,588,349
Diluted	13,679,495	11,246,227	8,812,203

The accompanying notes are an integral part of these consolidated financial statements.

f-4

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED A STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net Income Attributable to Alpine Income Property Trust, Inc.	$29,720	$9,964	$985
Other Comprehensive Income (Loss)
Cash Flow Hedging Derivative - Interest Rate Swaps	12,679	2,403	(481)
Total Other Comprehensive Income (Loss)	12,679	2,403	(481)
Total Comprehensive Income	$42,399	$12,367	$504

The accompanying notes are an integral part of these consolidated financial statements.

f-5

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2020	$79	$137,948	$(498)	$—	$137,529	$23,176	$160,705
Net Income	—	—	985	—	985	161	1,146
Stock Repurchase	(4)	(5,010)	—	—	(5,014)	—	(5,014)
Payment of Shelf Registration and ATM Transaction Costs	—	(298)	—	—	(298)	—	(298)
Stock Issuance to Directors	—	238	—	—	238	—	238
Cash Dividend ($0.820 per share)	—	—	(6,200)	—	(6,200)	(1,003)	(7,203)
Other Comprehensive Loss	—	—	—	(481)	(481)	—	(481)
Balance December 31, 2020	75	132,878	(5,713)	(481)	126,759	22,334	149,093
Net Income	—	—	9,964	—	9,964	1,498	11,462
Stock Issuance to Directors	—	297	—	—	297	—	297
Stock Issuance, Net of Equity Issuance Costs	39	67,731	—	—	67,770	—	67,770
Operating Units Issued	—	—	—	—	—	9,041	9,041
Cash Dividend ($1.015 per share)	—	—	(10,670)	—	(10,670)	(1,494)	(12,164)
Other Comprehensive Income	—	—	—	2,403	2,403	—	2,403
Balance December 31, 2021	114	200,906	(6,419)	1,922	196,523	31,379	227,902
Net Income	—	—	29,720	—	29,720	4,235	33,955
Stock Issuance to Directors	—	310	—	—	310	—	310
Stock Issuance, Net of Equity Issuance Costs	20	35,625	—	—	35,645	—	35,645
Cash Dividend ($1.090 per share)	—	—	(13,259)	—	(13,259)	(1,857)	(15,116)
Other Comprehensive Income	—	—	—	12,679	12,679	—	12,679
Balance December 31, 2022	$134	$236,841	$10,042	$14,601	$261,618	$33,757	$295,375

The accompanying notes are an integral part of these consolidated financial statements.

f-6

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash Flow From Operating Activities:
Net Income	$33,955	$11,462	$1,146
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	23,564	15,939	9,949
Amortization of Intangible Lease Assets and Liabilities to Lease Income	(328)	(257)	(108)
Amortization of Deferred Financing Costs to Interest Expense	599	362	188
Non-Cash Portion of Extinguishment of Debt	727	—	—
Gain on Disposition of Assets	(33,801)	(9,675)	(287)
Non-Cash Compensation	310	309	268
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(935)	(607)	(1,524)
COVID-19 Rent Repayments (Deferrals)	45	430	(378)
Other Assets	552	(2,413)	(830)
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	217	673	2
Prepaid Rent and Deferred Revenue	(253)	977	968
Net Cash Provided By Operating Activities	24,652	17,200	9,394
Cash Flow From Investing Activities:
Acquisition of Real Estate, Including Capitalized Expenditures	(189,148)	(223,407)	(118,808)
Proceeds from Disposition of Assets	150,370	27,415	4,933
Net Cash Used In Investing Activities	(38,778)	(195,992)	(113,875)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	277,000	294,622	115,500
Payments on Long-Term Debt	(277,750)	(162,431)	(8,691)
Cash Paid for Loan Fees	(2,106)	(1,402)	(261)
Repurchase of Common Stock	—	—	(5,014)
Cash Paid for Shelf Registration and ATM Transaction Costs	—	—	(298)
Proceeds From Stock Issuance, Net	35,645	67,770	—
Dividends Paid	(15,116)	(12,164)	(7,203)
Net Cash Provided By Financing Activities	17,673	186,395	94,033
Net Increase (Decrease) in Cash and Cash Equivalents	3,547	7,603	(10,448)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	9,497	1,894	12,342
Cash and Cash Equivalents and Restricted Cash, End of Period	$13,044	$9,497	$1,894

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$9,018	$8,851	$1,894
Restricted Cash	4,026	646	—
Total Cash	$13,044	$9,497	$1,894

The accompanying notes are an integral part of these consolidated financial statements.

f-7

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$7,753	$3,131	$1,230

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain (Loss) on Cash Flow Hedge	$12,679	$2,403	$(481)
Right-of-Use Assets and Operating Lease Liability	$1,831	$—	$—
Operating Units Issued in Exchange for Real Estate	$—	$9,041	$—
Assumption of Mortgage Note Payable	$—	$30,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

f-8

ALPINE INCOME PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

NOTE 1.      BUSINESS AND ORGANIZATION

BUSINESS

Alpine Income Property Trust, Inc. (the “Company” or “PINE”) is a real estate company that owns and operates a high-quality portfolio of commercial net lease properties. The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Alpine Income Property Trust, Inc. together with our consolidated subsidiaries.

Our portfolio consists of 148 net leased properties located in 106 markets in 34 states. The properties in our portfolio are primarily subject to long-term, triple-net leases, which generally require the tenant to pay all of the property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO Realty Growth, Inc. (our “Manager”). CTO Realty Growth, Inc. (NYSE: CTO) is a Maryland corporation that is a publicly traded diversified real estate investment trust (“REIT”) and the sole member of our Manager (“CTO”).

ORGANIZATION

The Company is a Maryland corporation that was formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering (“IPO”). We conduct the substantial majority of our operations through Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of December 31, 2022, we have a total ownership interest in the Operating Partnership of 88.7%, with CTO holding, directly and indirectly, an 8.1% ownership interest in the Operating Partnership. The remaining 3.2% ownership interest is held by an unrelated third party in connection with the issuance of units of the operating partnership (“OP Units”) issued as consideration for a portfolio of net lease properties acquired during the year ended December 31, 2021. Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) manages our business and affairs.

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

f-9

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

SEGMENT REPORTING

Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting, establishes standards related to the manner in which enterprises report operating segment information. The Company is primarily in the business of acquiring and managing retail real estate which is considered to be one reporting segment.  The Company has no other reportable segments. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating and evaluating financial performance.

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

REAL ESTATE

The Company’s real estate assets are primarily comprised of the properties in its portfolio, and are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to the applicable property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the years ended December 31, 2022, 2021, and 2020, was $14.8 million, $10.0 million, and $6.2 million, respectively.

LONG-LIVED ASSETS

The Company follows FASB ASC Topic 360-10, Property, Plant, and Equipment in conducting its impairment analyses. The Company reviews the recoverability of long-lived assets, primarily real estate, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of situations considered to be triggering events include: a substantial decline in operating cash flows during the period, a current or projected loss from operations, a property not fully leased or leased at rates that are less than current market rates, and any other quantitative or qualitative events deemed significant by management. Long-lived assets are evaluated for impairment by using an undiscounted cash flow approach, which considers future estimated capital expenditures. Impairment of long-lived assets is measured at fair value less cost to sell.

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

f-10

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

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of December 31, 2022 and 2021, the Company’s allowance for doubtful accounts totaled $0.4 million and $0.3 million, respectively.

SALES TAX

Sales tax collected on lease payments is recognized as a liability in the accompanying consolidated balance sheets when collected. The liability is reduced at the time payment is remitted to the applicable taxing authority.

f-11

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of December 31, 2022 and 2021 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of cash and cash equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

RESTRICTED CASH

Restricted cash totaled $4.0 million at December 31, 2022 which is being held in an escrow account to be reinvested through the like-kind exchange structure into other income properties.

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

The Company documented the relationship between the hedging instruments and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transactions. At the hedges’ inception, the Company assessed whether the derivatives that are used in hedging the transactions are highly effective in offsetting changes in cash flows of the hedged items, and we will continue to do so on a quarterly basis.

Changes in fair value of the hedging instruments that are highly effective and designated and qualified as cash-flow hedges are recorded in other comprehensive income and loss, until earnings are affected by the variability in cash flows of the designated hedged items (see Note 10, “Interest Rate Swaps”).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable included in other assets, accounts payable, and accrued expenses and other liabilities at December 31, 2022 and December 31, 2021, approximate fair value because of the short maturity of these instruments. The carrying value of the Credit Facility, hereinafter defined, approximates current market rates for revolving credit arrangements with similar risks and maturities. The Company estimates the fair value of its mortgage note payable and term loans based on incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt. The discount rate used to calculate the fair value of debt approximates current lending rates for loans and assumes the debt is outstanding through maturity. Since such amounts are estimates that are based on limited available market information for similar transactions, which is a Level 2 non-recurring measurement, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

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

f-12

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

CONCENTRATION OF CREDIT RISK

Certain individual tenants in the Company’s portfolio of properties accounted for more than 10% of total revenues during the years ended December 31, 2021 and 2020. No individual tenant accounted for more than 10% of total revenues during the year ended December 31, 2022.

For the year ended December 31, 2021, Wells Fargo represented 12% of total revenues. Wells Fargo and Hilton Grand Vacations represented 19% and 12% of total revenues, respectively, for the year ended December 31, 2020.

f-13

As of December 31, 2022 and 2021, 19% and 20%, respectively, of the Company’s real estate portfolio, based on square footage, was located in the state of Texas. Uncertainty of the duration of a prolonged real estate and economic downturn could have an adverse impact on the Company’s real estate values.

RECENTLY ISSUED ACCOUNTING STANDARDS

Cessation of LIBOR. In January 2021, the FASB issued ASU 2021-01 which is in response to concerns about structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in numerous jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. The amendments in ASU 2021-01 are effective immediately and clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The Company believes it’s interest rate swaps meet the scope of Topic 848-10-15-3A and therefore, the Company has continued to apply a perfectly effective assessment method by electing the corresponding optional expedients.

Lease Modifications. In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of the COVID-19 Pandemic. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and, instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to lease concessions related to the COVID-19 Pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. As of and for the year ended December 31, 2020, the Company elected to not apply lease modification accounting with respect to rent deferrals as the concessions were related to COVID-19 and there was not a substantial increase in the lessor’s rights under the lease agreement. Accordingly, for leases in which deferred rent agreements were reached, the Company has continued to account for the lease by recognizing the normal straight-line rental income and as the deferred rents are repaid by the tenant, the straight-line receivable will be reduced. The Company did not enter into any deferred rent agreements related to the COVID-19 Pandemic during the years ended December 31, 2022 or 2021. The portion of the straight-line adjustment related to COVID-19 concessions and subsequent repayments has been reflected separately in the Company’s statement of cash flows for the years ended December 31, 2022, 2021, and 2020. With respect to rent abatement agreements, lease modification accounting applies as an extended term was a part of such agreements, accordingly the Company re-calculated straight-line rental income for such leases to recognize over the new lease term.

NOTE 3.      PROPERTY PORTFOLIO

As of December 31, 2022, the Company’s property portfolio consisted of 148 properties with total square footage of 3.7 million.

Leasing revenue consists of long-term rental revenue from retail and office properties, which is recognized as earned, using the straight-line method over the life of each lease.

The components of leasing revenue are as follows (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Lease Income
Lease Payments	$40,190	$27,138	$17,746
Variable Lease Payments	5,013	2,990	1,502
Total Lease Income	$45,203	$30,128	$19,248

f-14

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to December 31, 2022, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
2023	$39,790
2024	38,772
2025	37,158
2026	36,493
2027	33,477
2028 and Thereafter (Cumulative)	119,999
Total	$305,689

2022 Activity. During the year ended December 31, 2022, the Company acquired 51 properties for a combined purchase price of $187.4 million, or a total cost of $189.0 million including capitalized acquisition costs. The properties are located in 21 states, leased to 18 different tenants, and had a weighted average remaining lease term of 8.7 years at the time of acquisition. Of the total acquisition cost, $44.5 million was allocated to land, $123.0 million was allocated to buildings and improvements, $23.7 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $2.2 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 8.9 years at acquisition.

During the year ended December 31, 2022, the Company sold 16 properties for an aggregate sales price of $154.6 million, generating aggregate gains on sale of $33.8 million.

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

During the year ended December 31, 2020, the Company sold one property for a sales price of $5.1 million, generating a gain on sale of $0.3 million.

f-15

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$9,018	$9,018	$8,851	$8,851
Restricted Cash - Level 1	$4,026	$4,026	$646	$646
Long-Term Debt - Level 2	$267,116	$250,568	$267,740	$272,637

The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following tables present the fair value of assets (liabilities) measured on a recurring basis by Level as of December 31, 2022 and 2021(in thousands). See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
2026 Term Loan Interest Rate Swap (1)	$6,125	$—	$6,125	$—
2027 Term Loan Interest Rate Swap (2)	$8,476	$—	$8,476	$—
December 31, 2021
2026 Term Loan Interest Rate Swap (1)	$945	$—	$945	$—
2027 Term Loan Interest Rate Swap (2)	$977	$—	$977	$—
(1)	As of December 31, 2022, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan (hereinafter defined) balance. See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(2)	As of December 31, 2022, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 1.18% plus 0.10% and the applicable spread on the $100 million 2027 Term Loan (hereinafter defined) balance. See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

f-16

NOTE 5.      INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above market and below market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of December 31, 2022 and 2021 (in thousands):

	As of
	December 31, 2022	December 31, 2021
Intangible Lease Assets:
Value of In-Place Leases	$49,974	$45,301
Value of Above Market In-Place Leases	3,897	3,623
Value of Intangible Leasing Costs	20,579	19,066
Sub-total Intangible Lease Assets	74,450	67,990
Accumulated Amortization	(14,018)	(9,169)
Sub-total Intangible Lease Assets—Net	60,432	58,821
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(6,130)	(6,397)
Sub-total Intangible Lease Liabilities	(6,130)	(6,397)
Accumulated Amortization	1,080	921
Sub-total Intangible Lease Liabilities—Net	(5,050)	(5,476)
Total Intangible Assets and Liabilities—Net	$55,382	$53,345

The following table reflects the net amortization of intangible assets and liabilities during the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Amortization Expense	$8,801	$5,977	$3,758
Accretion to Properties Revenue	(328)	(257)	(108)
Net Amortization of Intangible Assets and Liabilities	$8,473	$5,720	$3,650

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Expense	Future Accretion to Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
2023	$8,909	$(354)	$8,555
2024	8,542	(333)	8,209
2025	7,880	(297)	7,583
2026	7,321	(285)	7,036
2027	5,938	(226)	5,712
2028 and Thereafter	18,661	(374)	18,287
Total	$57,251	$(1,869)	$55,382

As of December 31, 2022, the weighted average amortization period of both the total intangible assets and liabilities was 9.1 years.

f-17

NOTE 6.      OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of
	December 31, 2022	December 31, 2021
Tenant Receivables—Net of Allowance for Doubtful Accounts (1)	$1,172	$1,343
Prepaid Insurance	740	616
Deposits on Acquisitions	30	350
Prepaid Expenses, Deposits, and Other	1,494	1,496
Deferred Financing Costs—Net	1,518	469
Interest Rate Swaps	14,632	2,095
Operating Leases - Right-of-Use Asset (2)	1,647	—
Total Other Assets	$21,233	$6,369
(1)	Includes $0.4 million and $0.3 million allowance for doubtful accounts as of December 31, 2022 and 2021, respectively.
(2)	See Note 7, “Operating Land Leases” for further disclosure related to the Company’s right-of-use asset balance as of December 31, 2022.

NOTE 7. OPERATING LAND LEASES

The Company is the lessee under operating land leases for certain of its properties. FASB ASC Topic 842, Leases, requires a lessee to recognize right-of-use assets and lease liabilities that arise from leases, whether qualifying as an operating or finance lease. As of December 31, 2022, the Company’s right-of-use assets totaled $1.6 million and the corresponding lease liabilities totaled $1.7 million, which balances are reflected within other assets and accounts payable, accrued expenses, and other liabilities, respectively, on the consolidated balance sheets. The right-of-use assets and lease liabilities are measured based on the present value of the lease payments utilizing discount rates estimated to be equal to that which the Company would pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

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

Amortization of right-of-use assets for operating land leases is recognized on a straight-line basis over the term of the lease and is included within real estate expenses in the consolidated statements of operations. Amortization totaled $0.1 million during the year ended December 31, 2022, with no such expense recognized during the years ended December 31, 2021 or 2020.

The following table reflects a summary of operating land leases, under which the Company is the lessee, for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating Cash Outflows	$197	$—	$—
Weighted Average Remaining Lease Term	7.9	—	—
Weighted Average Discount Rate	2.0	—	—

f-18

Minimum future lease payments under non-cancelable operating land leases, having remaining terms in excess of one year subsequent to December 31, 2022, are summarized as follows (in thousands):

Year Ending December 31,
2023	$257
2024	251
2025	192
2026	202
2027	202
2028 and Thereafter	692
Total Lease Payments	$1,796
Imputed Interest	(139)
Operating Leases – Liability	$1,657

NOTE 8.      ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	December 31, 2022	December 31, 2021
Accounts Payable	$17	$213
Accrued Expenses	1,609	676
Tenant Security Deposits	165	—
Due to CTO	932	1,301
Interest Rate Swap	31	173
Operating Leases - Liability (1)	1,657	—
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$4,411	$2,363
(1)	See Note 7, “Operating Land Leases” for further disclosure related to the Company’s operating land lease liability balance as of December 31, 2022.

NOTE 9.      LONG-TERM DEBT

As of December 31, 2022, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Stated Interest Rate	Maturity Date
Credit Facility	$68,250	30-Day SOFR + 0.10% + [1.25% - 2.20%]	January 2027
2026 Term Loan (1)	100,000	30-Day SOFR + 0.10% + [1.35% - 1.95%]	May 2026
2027 Term Loan (2)	100,000	30-Day SOFR + 0.10% + [1.25% - 1.90%]	January 2027
Total Debt/Weighted-Average Rate	$268,250	3.98%
(1)	As of December 31, 2022, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan (hereinafter defined) balance. See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(2)	As of December 31, 2022, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 1.18% plus 0.10% and the applicable spread on the $100 million 2027 Term Loan (hereinafter defined) balance. See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

Credit Facility. On September 30, 2022, the Company and the Operating Partnership entered into a credit agreement (the “2022 Amended and Restated Credit Agreement”) with KeyBank National Association, as administrative agent, and

f-19

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

Pursuant to the 2022 Amended and Restated Credit Agreement, the indebtedness outstanding under the Credit Facility accrues at a rate ranging from SOFR plus 0.10% plus a range of 125 basis points to 220 basis points, based on the total balance outstanding under the Credit Facility as a percentage of the total asset value of the Company, as defined in the 2022 Amended and Restated Credit Agreement. The Company may utilize daily simple SOFR or term SOFR, at its election. The Credit Facility also accrues a fee of 15 or 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity.

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

At December 31, 2022, the current commitment level under the Credit Facility was $250.0 million and the Company had an outstanding balance of $68.3 million.

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

On October 5, 2022, the Company entered into an amendment which, among other things, amends certain financial covenants and adds a sustainability-linked pricing component consistent with what is contained in the 2022 Amended and Restated Credit Agreement (the “2026 Term Loan Second Amendment”), effective September 30, 2022.

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

f-20

Amendment”), which increased the Term Commitment by $20 million to an aggregate of $100 million. The 2027 Term Loan Amendment also effectuated the transition of the underlying variable interest rate from LIBOR to SOFR.

On September 30, 2022, the Company entered into the 2022 Amended and Restated Credit Agreement which amended and restated the 2027 Term Loan Credit Agreement to include the origination of a new revolving credit facility in the amount of $250.0 million as previously described. The 2022 Amended and Restated Credit Agreement includes an accordion option that allows the Company to request additional revolving loan commitments and additional term loan commitments not to exceed $750.0 million in the aggregate.

Mortgage Notes Payable. On June 30, 2021, in connection with the acquisition of six net lease properties from CTO (the “CMBS Portfolio”), the Company assumed an existing $30.0 million secured mortgage, which bears interest at a fixed rate of 4.33% (the “CMBS Loan”). On December 1, 2022, the Company completed the defeasance of the CMBS Loan, unencumbering the CBMS Portfolio. The Company sold four of the six properties subsequent to the defeasance, during the year ended December 31, 2022. Additionally, on June 30, 2021, in connection with the acquisition of two net lease properties from an unrelated third party, the Company assumed mortgage notes totaling an aggregate of $1.6 million, which balance was repaid on July 1, 2021.

Long-term debt as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022		December 31, 2021
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$68,250	$—	$99,000	$—
2026 Term Loan	100,000	—	60,000	—
2027 Term Loan	100,000	—	80,000	—
Mortgage Note Payable - CMBS Portfolio	—	—	30,000	—
Financing Costs, net of Accumulated Amortization	(1,134)	—	(1,260)	—
Total Long-Term Debt	$267,116	$—	$267,740	$—

Payments applicable to reduction of principal amounts as of December 31, 2022 will be required as follows (in thousands):

Year Ending December 31,	Amount
2023	$—
2024	—
2025	—
2026	100,000
2027	168,250
2028 and Thereafter	—
Total Long-Term Debt - Face Value	$268,250

The carrying value of long-term debt as of December 31, 2022 consisted of the following (in thousands):

Total
Current Face Amount	$268,250
Financing Costs, net of Accumulated Amortization	(1,134)
Total Long-Term Debt	$267,116

In addition to the $1.1 million of financing costs, net of accumulated amortization included in the table above, as of December 31, 2022, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $1.5 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-

f-21

line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Interest Expense	$8,940	$3,340	$1,276
Amortization of Deferred Financing Costs to Interest Expense	599	362	188
Total Interest Expense	$9,539	$3,702	$1,464

Total Interest Paid	$7,753	$3,131	$1,230

The Company was in compliance with all of its debt covenants as of December 31, 2022.

NOTE 10. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the years ended December 31, 2022, 2021, and 2020. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements are included in other assets and accrued and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements are noted below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value as of December 31, 2022
2026 Term Loan (1)	5/21/2021	5/21/2026	2.05% + 0.10% + applicable spread	$100,000	$6,125
2027 Term Loan (2)	9/30/2021	11/26/2024	1.18%+ 0.10% + applicable spread	$100,000	$5,905
2027 Term Loan (3)	11/26/2024	1/31/2027	1.60%+ 0.10% + applicable spread	$80,000	$2,571
(1)	As of December 31, 2022, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan balance. The weighted average fixed interest rate of 2.05%, is comprised of: (i) rate swaps on $60.0 million of the 2026 Term Loan balance effective May 21, 2021, as amended on April 14, 2022 in connection with the 2026 Term Loan Amendment, to fix SOFR (prior to April 14, 2022, the swap was to fix LIBOR), and (ii) a rate swap on $40.0 million of the 2026 Term Loan Balance effective September 30, 2022, to fix SOFR.
(2)	As of December 31, 2022, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 1.18% plus 0.10% and the applicable spread on the $100 million 2027 Term Loan balance. The weighted average fixed interest rate of 1.18%, is comprised of: (i) rate swaps on $80.0 million of the 2027 Term Loan balance effective September 30, 2021, as amended on April 14, 2022 in connection with the 2027 Term Loan Amendment, to fix SOFR, (prior to April 14, 2022, the swap was to fix LIBOR), and (ii) a rate swap on $20.0 million of the 2027 Term Loan balance effective September 30, 2022, to fix SOFR.
(3)	The interest rate swap agreement hedges $80.0 million of the $100.0 million 2027 Term Loan balance under different terms and commences concurrent to the interest rate agreements maturing on November 26, 2024 to extend the fixed interest rate through maturity on January 31, 2027.

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

f-22

FOLLOW-ON PUBLIC OFFERING

In June 2021, the Company completed a follow-on public offering of 3,220,000 shares of common stock, which included the full exercise of the underwriters’ option to purchase an additional 420,000 shares of common stock. Upon closing, the Company issued 3,220,000 shares and received net proceeds of $54.3 million, after deducting the underwriting discount and expenses.

ATM PROGRAM ACTIVITY

On December 14, 2020, the Company implemented a $100.0 million “at-the-market” equity offering program (the “2020 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. During the year ended December 31, 2022, the Company sold 446,167 shares under the 2020 ATM Program for gross proceeds of $8.7 million at a weighted average price of $19.44 per share, generating net proceeds of $8.6 million after deducting transaction fees totaling $0.1 million. During the year ended December 31, 2021, the Company sold 761,902 shares under the 2020 ATM Program for gross proceeds of $14.0 million at a weighted average price of $18.36 per share, generating net proceeds of $13.8 million after deducting transaction fees totaling $0.2 million. The Company was not active under the 2020 ATM Program during the year ended December 31, 2020. The 2020 ATM Program was terminated in advance of implementing the 2022 ATM Program, hereinafter defined.

On October 21, 2022, the Company implemented a $150.0 million “at-the-market” equity offering program (the “2022 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. During the year ended December 31, 2022, the Company sold 1,479,241 shares under the 2022 ATM Program for gross proceeds of $27.8 million at a weighted average price of $18.81 per share, generating net proceeds of $27.4 million after deducting transaction fees totaling $0.4 million.

In the aggregate, under the 2020 ATM Program and 2022 ATM Program, during the year ended December 31, 2022, the Company sold 1,925,408 shares for gross proceeds of $36.5 million at a weighted average price of $18.96 per share, generating net proceeds of $36.0 million after deducting transaction fees totaling $0.5 million.

NONCONTROLLING INTEREST

As of December 31, 2022, CTO holds, directly and indirectly, an 8.1% noncontrolling ownership interest in the Operating Partnership as a result of 1,223,854 OP Units issued to CTO at the time of the Company’s IPO. An additional 3.2% noncontrolling ownership interest is held by an unrelated third party in connection with the issuance of 479,640 OP Units as consideration for a portfolio of net lease properties acquired during the year ended December 31, 2021.

DIVIDENDS

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Code. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate U.S. federal corporate income taxes payable by the Company. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the years ended December 31, 2022, 2021, and 2020, the Company declared and paid cash dividends on its common stock and OP Units of $1.090 per share, $1.015 per share, and $0.820 per share, respectively.

f-23

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

The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net Income Attributable to Alpine Income Property Trust, Inc.	$29,720	$9,964	$985

Weighted Average Number of Common Shares Outstanding	11,976,001	9,781,066	7,588,349
Weighted Average Number of Common Shares Applicable to OP Units using Treasury Stock Method (1)	1,703,494	1,465,161	1,223,854
Total Shares Applicable to Diluted Earnings per Share	13,679,495	11,246,227	8,812,203

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$2.48	$1.02	$0.13
Diluted	$2.17	$0.89	$0.11
(1)	Represents shares underlying OP units including (i) 1,223,854 shares underlying OP Units issued to CTO in connection with our IPO and (ii) 479,640 shares underlying OP Units issued to an unrelated third party in connection with the acquisition of a portfolio of properties during the year ended December 31, 2021 (see Note 11, “Equity”).

NOTE 13. SHARE REPURCHASES

In March 2020, the Board approved a $5.0 million stock repurchase program (the “$5.0 Million Repurchase Program”). During the year ended December 31, 2020, the Company repurchased 456,237 shares of its common stock on the open market for a total cost of $5.0 million, or an average price per share of $11.02, which completed the $5.0 Million Repurchase Program. There were no repurchases of the Company’s common stock during the years ended December 31, 2022 or 2021.

NOTE 14.      STOCK-BASED COMPENSATION

In connection with the closing of the IPO, on November 26, 2019, the Company granted restricted shares of common stock to each of the non-employee directors under the Individual Plan. Each of the non-employee directors received an award of 2,000 restricted shares of common stock on November 26, 2019. The restricted shares vested in substantially equal installments on each of the first, second, and third anniversaries of the grant date. As of December 31, 2022, all increments of this award had vested. In addition, the restricted shares are subject to a holding period beginning on the grant date and ending on the date that the grantee ceases to serve as a member of the Board (the “Holding Period”). During the Holding Period, the restricted shares may not be sold, pledged or otherwise transferred by the grantee. Except for the grant of these 8,000 restricted shares of common stock, the Company has not made any grants under the Equity Incentive Plans. Any future grants under the Equity Incentive Plans will be approved by the compensation committee of the Board. The 2019 non-employee director share awards had an aggregate grant date fair value of $0.15 million. The Company’s determination of the grant date fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost was recognized on a straight-line basis over the vesting period and is included in general and administrative expenses in the Company’s consolidated

f-24

statements of operations. The Company recognized stock compensation expense totaling $0.05 million during each of the years ended December 31, 2022, 2021, and 2020.

A summary of activity for these awards during the years ended December 31, 2022, 2021 and 2020 is presented below:

Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Non-Vested at January 1, 2020	8,000	$18.80
Granted	—	—
Vested	(2,664)	$18.80
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2020	5,336	$18.80
Granted	—	—
Vested	(2,668)	$18.80
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2021	2,668	$18.80
Granted	—	—
Vested	(2,668)	$18.80
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2022	—	$—

As of December 31, 2022, there was no unrecognized compensation cost related to the three-year vest restricted shares.

Each member of the Board has the option to receive his or her annual retainer in shares of Company common stock rather than cash. The number of shares awarded to the directors making such election is calculated quarterly by dividing the amount of the quarterly retainer payment due to such director by the trailing 20-day average price of the Company’s common stock as of the last business day of the calendar quarter, rounded down to the nearest whole number of shares. During the year ended December 31, 2022, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.3 million, or 14,485 shares, of which 3,514 shares were issued on April 1, 2022, 3,689 shares were issued on July 1, 2022, 3,774 shares were issued on October 1, 2022, and 3,508 shares were issued on January 1, 2023. During the year ended December 31, 2021, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.3 million, or 14,049 shares, of which 3,453 shares were issued on April 1, 2021, 3,525 shares were issued on July 1, 2021, 3,594 shares were issued on October 1, 2021, and 3,477 shares were issued on January 3, 2022. During the year ended December 31, 2020, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.2 million, or 14,572 shares, of which 4,098 shares were issued on April 1, 2020, 3,414 shares were issued on July 1, 2020, 3,474 shares were issued on October 1, 2020, and 3,586 shares were issued on January 1, 2021.

Stock compensation expense for the years ended December 31, 2022, 2021, and 2020 is summarized as follows (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Stock Compensation Expense – Director Restricted Stock	$46	$50	$51
Stock Compensation Expense – Director Retainers Paid in Stock	264	259	217
Total Stock Compensation Expense	$310	$309	$268
(1)	Director retainers are issued through additional paid in capital in arrears. Therefore, the change in additional paid in capital during the years ended December 31, 2022, 2021, and 2020 reported on the consolidated statements of stockholders’ equity does not agree to the total non-cash compensation reported on the consolidated statements of cash flows.

f-25

NOTE 15. RELATED PARTY MANAGEMENT COMPANY

We are externally managed by the Manager, a wholly owned subsidiary of CTO. During the year ended December 31, 2022, CTO purchased 155,665 shares of PINE common stock in the open market for $2.7 million, or an average price per share of $17.57. During the year ended December 31, 2021, CTO purchased 8,088 shares of PINE common stock in the open market for $0.1 million, or an average price per share of $17.65. As of December 31, 2022, CTO owns, in the aggregate, 1,223,854 OP Units and 979,543 shares of PINE common stock, inclusive of (i) 815,790 shares of common stock totaling $15.6 million issued in connection with the IPO and (ii) 163,753 shares of common stock totaling $3.1 million purchased by CTO subsequent to the IPO. The aggregate 1,223,854 OP Units and 979,543 shares of PINE common stock held by CTO represent an investment totaling $42.0 million, or 14.6% of PINE’s outstanding equity, as of December 31, 2022.

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

Our Manager has the ability to earn an annual incentive fee based on our total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. We would pay our Manager an incentive fee with respect to each annual measurement period in the amount of the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was due for the year ended December 31, 2022, 2021 or 2020.

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

The Company incurred management fee expenses totaling $3.8 million, $3.2 million, and $2.6 million during the years ended December 31, 2022, 2021, and 2020, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $2.3 million, $2.1 million, and $1.7 million, for the years ended December 31, 2022, 2021, and 2020, respectively.

f-26

The following table represents amounts due from the Company to CTO (in thousands):

	As of
Description	December 31, 2022	December 31, 2021
Management Fee due to CTO	$993	$913
Other	(61)	388
Total (1)	$932	$1,301
(1)	Included in accrued expenses, see Note 8, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

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

On January 5, 2022, the Company entered into a purchase and sale agreement with a certain subsidiary of CTO for the purchase of one net lease property. The terms of the purchase and sale agreement provided a total purchase price of $6.9 million, which acquisition was completed on January 7, 2022.

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

f-27

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

f-28

NOTE 16.      COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

CONTRACTUAL COMMITMENTS – EXPENDITURES

As of December 31, 2022, the Company had no commitments related to capital expenditures.

NOTE 17.      SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through February 9, 2023, the date the consolidated financial statements were issued. There were no reportable subsequent events or transactions.

f-29