Form 10-Q
period 2023-03-31
Alpine Income Property Trust, Inc.
filed 2023-04-20
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the registrant’s common stock outstanding on April 13, 2023 was 14,068,890.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	(Unaudited) March 31, 2023	December 31, 2022
ASSETS
Real Estate:
Land, at Cost	$141,506	$176,857
Building and Improvements, at Cost	310,378	322,510
Total Real Estate, at Cost	451,884	499,367
Less, Accumulated Depreciation	(25,587)	(22,313)
Real Estate—Net	426,297	477,054
Cash and Cash Equivalents	4,290	9,018
Restricted Cash	59,269	4,026
Intangible Lease Assets—Net	53,922	60,432
Straight-Line Rent Adjustment	1,707	1,668
Other Assets	19,962	21,233
Total Assets	$565,447	$573,431
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$5,707	$4,411
Prepaid Rent and Deferred Revenue	1,507	1,479
Intangible Lease Liabilities—Net	4,804	5,050
Long-Term Debt	248,957	267,116
Total Liabilities	260,975	278,056
Commitments and Contingencies—See Note 16
Equity:
Preferred Stock, $0.01 par value per share, 100 million shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common Stock, $0.01 par value per share, 500 million shares authorized, 14,064,114 shares issued and outstanding as of March 31, 2023 and 13,394,677 shares issued and outstanding as of December 31, 2022	141	134
Additional Paid-in Capital	249,288	236,841
Retained Earnings	9,514	10,042
Accumulated Other Comprehensive Income	11,835	14,601
Stockholders' Equity	270,778	261,618
Noncontrolling Interest	33,694	33,757
Total Equity	304,472	295,375
Total Liabilities and Equity	$565,447	$573,431

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues:
Lease Income	$11,166	$10,799
Total Revenues	11,166	10,799
Operating Expenses:
Real Estate Expenses	1,434	1,092
General and Administrative Expenses	1,515	1,431
Depreciation and Amortization	6,335	5,672
Total Operating Expenses	9,284	8,195
Gain on Disposition of Assets	4,453	—
Gain on Extinguishment of Debt	23	—
Net Income From Operations	6,358	2,604
Interest Expense	2,613	1,680
Net Income	3,745	924
Less: Net Income Attributable to Noncontrolling Interest	(406)	(118)
Net Income Attributable to Alpine Income Property Trust, Inc.	$3,339	$806

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$0.24	$0.07
Diluted	$0.21	$0.06

Weighted Average Number of Common Shares:
Basic	14,000,553	11,662,697
Diluted	15,704,047	13,366,191

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net Income Attributable to Alpine Income Property Trust, Inc.	$3,339	$806
Other Comprehensive Income (Loss)
Cash Flow Hedging Derivative - Interest Rate Swaps	(2,766)	6,832
Total Other Comprehensive Income (Loss)	(2,766)	6,832
Total Comprehensive Income	$573	$7,638

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

For the three months ended March 31, 2023:

	Common Stock at Par	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2023	$134	$236,841	$10,042	$14,601	$261,618	$33,757	$295,375
Net Income	—	—	3,339	—	3,339	406	3,745
Stock Issuance to Directors	—	66	—	—	66	—	66
Stock Issuance, Net of Equity Issuance Costs	7	12,381	—	—	12,388	—	12,388
Cash Dividends ($0.275 per share)	—	—	(3,867)	—	(3,867)	(469)	(4,336)
Other Comprehensive Loss	—	—	—	(2,766)	(2,766)	—	(2,766)
Balance March 31, 2023	$141	$249,288	$9,514	$11,835	$270,778	$33,694	$304,472

For the three months ended March 31, 2022:

	Common Stock at Par	Additional Paid-in Capital	Retained Earnings (Dividends in Excess of Net Income)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2022	$114	$200,906	$(6,419)	$1,922	$196,523	$31,379	$227,902
Net Income	—	—	806	—	806	118	924
Stock Issuance to Directors	—	79	—	—	79	—	79
Stock Issuance, Net of Equity Issuance Costs	4	6,050	—	—	6,054	—	6,054
Cash Dividends ($0.27 per share)	—	—	(3,166)	—	(3,166)	(460)	(3,626)
Other Comprehensive Income	—	—	—	6,832	6,832	—	6,832
Balance March 31, 2022	$118	$207,035	$(8,779)	$8,754	$207,128	$31,037	$238,165

The accompanying notes are an integral part of these consolidated financial statements

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flow From Operating Activities:
Net Income	$3,745	$924
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	6,335	5,672
Amortization of Intangible Lease Assets and Liabilities to Lease Income	(87)	(101)
Amortization of Deferred Financing Costs to Interest Expense	174	125
Gain on Disposition of Assets	(4,453)	—
Non-Cash Compensation	80	79
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(165)	(294)
COVID-19 Rent Repayments	—	23
Other Assets	(953)	243
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	673	(40)
Prepaid Rent and Deferred Revenue	28	(509)
Net Cash Provided By Operating Activities	5,377	6,122
Cash Flow From Investing Activities:
Acquisition of Real Estate, Including Capitalized Expenditures	(102)	(66,089)
Proceeds from Disposition of Assets	55,452	—
Net Cash Provided By (Used In) Investing Activities	55,350	(66,089)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	1,250	62,000
Payments on Long-Term Debt	(19,500)	(11,000)
Cash Paid for Loan Fees	(14)	(23)
Proceeds From Stock Issuance, Net	12,388	6,054
Dividends Paid	(4,336)	(3,626)
Net Cash Provided By (Used In) Financing Activities	(10,212)	53,405
Net Increase (Decrease) in Cash and Cash Equivalents	50,515	(6,562)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	13,044	9,497
Cash and Cash Equivalents and Restricted Cash, End of Period	$63,559	$2,935

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$4,290	$2,244
Restricted Cash	59,269	691
Total Cash	$63,559	$2,935

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$2,544	$1,512

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain (Loss) on Cash Flow Hedge	$(2,766)	$6,832
Right-of-Use Assets and Operating Lease Liability	$—	$1,831

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

Our portfolio consists of 138 net leased properties located in 106 markets in 34 states. The properties in our portfolio are primarily subject to long-term, triple-net leases, which generally require the tenant to pay all of the property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO Realty Growth, Inc. (our “Manager”). CTO Realty Growth, Inc. (NYSE: CTO) is a Maryland corporation that is a publicly traded diversified real estate investment trust (“REIT”) and the sole member of our Manager (“CTO”).

ORGANIZATION

The Company is a Maryland corporation that was formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering (“IPO”). We conduct the substantial majority of our operations through Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of March 31, 2023, we have a total ownership interest in the Operating Partnership of 89.2%, with CTO holding, directly and indirectly, a 7.8% ownership interest in the Operating Partnership. The remaining 3.0% ownership interest is held by an unrelated third party in connection with the issuance of units of the Operating Partnership (“OP Units”) as consideration for a portfolio of net lease properties acquired during the year ended December 31, 2021. Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) manages or provides oversight of our business and affairs.

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

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of March 31, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts totaled $0.4 million.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of March 31, 2023 and December 31, 2022 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of cash and cash equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

RESTRICTED CASH

Restricted cash totaled $59.3 million as of March 31, 2023 largely due to property dispositions that occurred during the three months ended March 31, 2023 (See Note 3, “Property Portfolio”) which is held in various escrow accounts to be reinvested through the like-kind exchange structure into other income properties.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable included in other assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these instruments. The carrying value of the Credit Facility, hereinafter defined, approximates current market rates for revolving credit arrangements with similar risks and maturities. The Company estimates the fair value of its mortgage note payable and term loans based on incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt. The discount rate used to calculate the fair value of debt approximates current lending rates for loans and assumes the debt is outstanding through maturity. Since such amounts are estimates that are based on limited available market information for similar transactions, which is a Level 2 non-recurring measurement, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

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

CONCENTRATION OF CREDIT RISK

During the three months ended March 31, 2023, Walgreens accounted for 12% of total revenues. There were no tenants who accounted for more than 10% of total revenues during the three months ended March 31, 2022.

As of March 31, 2023 and December 31, 2022, 14% and 19%, respectively, of the Company’s real estate portfolio, based on square footage, was located in the state of Texas.

NOTE 3. PROPERTY PORTFOLIO

As of March 31, 2023, the Company’s property portfolio consisted of 138 properties with total square footage of 3.5 million.

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

The components of leasing revenue are as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Lease Income
Lease Payments	$10,163	$9,731
Variable Lease Payments	1,003	1,068
Total Lease Income	$11,166	$10,799

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to March 31, 2023, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2023	$27,557
2024	35,802
2025	34,167
2026	33,475
2027	30,405
2028	26,556
2029 and Thereafter (Cumulative)	83,960
Total	$271,922

2023 Activity. No properties were acquired during the three months ended March 31, 2023. During the three months ended March 31, 2023, the Company sold ten properties for an aggregate sales price of $56.2 million, generating aggregate gains on sale of $4.5 million.

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

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$4,290	$4,290	$9,018	$9,018
Restricted Cash - Level 1	$59,269	$59,269	$4,026	$4,026
Long-Term Debt - Level 2	$248,957	$230,286	$267,116	$250,568

The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following tables present the fair value of assets measured on a recurring basis by level as of March 31, 2023 and December 31, 2022 (in thousands). See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
2026 Term Loan Interest Rate Swap (1)	$4,795	$—	$4,795	$—
2027 Term Loan Interest Rate Swap (2)	$6,727	$—	$6,727	$—
Credit Facility Interest Rate Swap (3)	$313	$—	$313	$—
December 31, 2022
2026 Term Loan Interest Rate Swap (1)	$6,125	$—	$6,125	$—
2027 Term Loan Interest Rate Swap (2)	$8,476	$—	$8,476	$—
(1)	As of March 31, 2023, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan (hereinafter defined) balance. See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(2)	As of March 31, 2023, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 1.18% plus 0.10% and the applicable spread on the $100 million 2027 Term Loan (hereinafter defined) balance. See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(3)	As of March 31, 2023, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.211% plus 0.10% and the applicable spread on $50 million of the outstanding balance on the Credit Facility (hereinafter defined). See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

NOTE 5. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	As of
	March 31, 2023	December 31, 2022
Intangible Lease Assets:
Value of In-Place Leases	$47,047	$49,974
Value of Above Market In-Place Leases	3,039	3,897
Value of Intangible Leasing Costs	19,078	20,579
Sub-total Intangible Lease Assets	69,164	74,450
Accumulated Amortization	(15,242)	(14,018)
Sub-total Intangible Lease Assets—Net	53,922	60,432
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(6,065)	(6,130)
Sub-total Intangible Lease Liabilities	(6,065)	(6,130)
Accumulated Amortization	1,261	1,080
Sub-total Intangible Lease Liabilities—Net	(4,804)	(5,050)
Total Intangible Assets and Liabilities—Net	$49,118	$55,382

The following table reflects the net amortization of intangible assets and liabilities during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Amortization Expense	$2,290	$2,126
Accretion to Properties Revenue	(87)	(101)
Net Amortization of Intangible Assets and Liabilities	$2,203	$2,025

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Expense	Future Accretion to Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2023	$6,279	$(317)	$5,962
2024	8,104	(415)	7,689
2025	7,452	(379)	7,073
2026	7,060	(367)	6,693
2027	5,650	(308)	5,342
2028	4,699	(259)	4,440
2029 and Thereafter	12,354	(435)	11,919
Total	$51,598	$(2,480)	$49,118

As of March 31, 2023, the weighted average amortization period of both the total intangible assets and liabilities was 9.1 years.

NOTE 6. OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Tenant Receivables—Net of Allowance for Doubtful Accounts (1)	$875	$1,172
Prepaid Insurance	561	740
Deposits on Acquisitions	530	30
Prepaid Expenses, Deposits, and Other	2,466	1,494
Deferred Financing Costs—Net	1,450	1,518
Interest Rate Swaps	12,477	14,632
Operating Leases - Right-of-Use Asset (2)	1,603	1,647
Total Other Assets	$19,962	$21,233
(1)	Includes a $0.4 million allowance for doubtful accounts as of March 31, 2023 and December 31, 2022.
(2)	See Note 7, “Operating Land Leases” for further disclosure related to the Company’s right-of-use asset balance as of March 31, 2023.

NOTE 7. OPERATING LAND LEASES

The Company is the lessee under operating land leases for certain of its properties. FASB ASC Topic 842, Leases, requires a lessee to recognize right-of-use assets and lease liabilities that arise from leases, whether qualifying as an operating or finance lease. As of March 31, 2023, the Company’s right-of-use assets and corresponding lease liabilities each totaled $1.6 million, which balances are reflected within other assets and accounts payable, accrued expenses, and other liabilities, respectively, on the consolidated balance sheets. The right-of-use assets and lease liabilities are measured based on the present value of the lease payments utilizing discount rates estimated to be equal to that which the Company would pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

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

Amortization of right-of-use assets for operating land leases is recognized on a straight-line basis over the term of the lease and is included within real estate expenses in the consolidated statements of operations. Amortization totaled less than $0.1 million during the three months ended March 31, 2023 and 2022.

The following table reflects a summary of operating land leases, under which the Company is the lessee, for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022

Operating Cash Outflows	$64	$0.01
Weighted Average Remaining Lease Term	7.7	8.5
Weighted Average Discount Rate	2.0%	2.0%

Minimum future lease payments under non-cancelable operating land leases, having remaining terms in excess of one year subsequent to March 31, 2023, are summarized as follows (in thousands):

Year Ending December 31,
Remainder of 2023	$192
2024	251
2025	192
2026	202
2027	202
2028	202
2029 and Thereafter	490
Total Lease Payments	$1,731
Imputed Interest	(116)
Operating Leases – Liability	$1,615

NOTE 8. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

Accounts payable, accrued expenses, and other liabilities consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Accounts Payable	$28	$17
Accrued Expenses	2,257	1,609
Tenant Security Deposits	126	165
Due to CTO	1,039	932
Interest Rate Swap	642	31
Operating Leases - Liability (1)	1,615	1,657
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$5,707	$4,411
(1)	See Note 7, “Operating Land Leases” for further disclosure related to the Company’s operating lease liability balance as of March 31, 2023.

NOTE 9. LONG-TERM DEBT

As of March 31, 2023, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Stated Interest Rate	Maturity Date
Credit Facility (1)	$50,000	30-Day SOFR + 0.10% + [1.25% - 2.20%]	January 2027
2026 Term Loan (2)	100,000	30-Day SOFR + 0.10% + [1.35% - 1.95%]	May 2026
2027 Term Loan (3)	100,000	30-Day SOFR + 0.10% + [1.25% - 1.90%]	January 2027
Total Debt/Weighted-Average Rate	$250,000	3.51%
(1)	As of March 31, 2023, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.211% plus 0.10% and the applicable spread on $50 million of the outstanding balance on the Credit Facility (hereinafter defined). See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swap.
(2)	As of March 31, 2023, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan (hereinafter defined) balance. See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(3)	As of March 31, 2023, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 1.18% plus 0.10% and the applicable spread on the $100 million 2027 Term Loan (hereinafter defined) balance. See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

Credit Facility. On September 30, 2022, the Company and the Operating Partnership entered into a credit agreement (the “2022 Amended and Restated Credit Agreement” or “Credit Facility”) with KeyBank National Association, as administrative agent, and certain other lenders named therein, which amended and restated the 2027 Term Loan Credit Agreement (hereinafter defined)  to include, among other things:

●	the origination of a new senior unsecured revolving credit facility in the amount of $250 million which matures on January 31, 2027, with the option to extend for one year;
●	an accordion option that allows the Company to request additional revolving loan commitments and additional term loan commitments, provided the aggregate amount of revolving loan commitments and term loan commitments shall not exceed $750 million;
●	the amendment of certain financial covenants; and
●	the addition of a sustainability-linked pricing component pursuant to which the Company will receive interest rate reductions up to 0.025% based on performance against sustainability performance targets.

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

At March 31, 2023, the commitment level under the Credit Facility was $250.0 million and the Company had an outstanding balance of $50.0 million.

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

On October 5, 2022, the Company entered into an amendment which, among other things, amended certain financial covenants and added a sustainability-linked pricing component consistent with what is contained in the 2022 Amended and Restated Credit Agreement (the “2026 Term Loan Second Amendment”), effective September 30, 2022.

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

Long-term debt as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023		December 31, 2022
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$50,000	$—	$68,250	$—
2026 Term Loan	100,000	—	100,000	—
2027 Term Loan	100,000	—	100,000	—
Financing Costs, net of Accumulated Amortization	(1,043)	—	(1,134)	—
Total Long-Term Debt	$248,957	$—	$267,116	$—

Payments applicable to reduction of principal amounts as of March 31, 2023 will be required as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2023	$—
2024	—
2025	—
2026	100,000
2027	150,000
2028	—
2029 and Thereafter	—
Total Long-Term Debt - Face Value	$250,000

The carrying value of long-term debt as of March 31, 2023 consisted of the following (in thousands):

Total
Current Face Amount	$250,000
Financing Costs, net of Accumulated Amortization	(1,043)
Total Long-Term Debt	$248,957

In addition to the $1.0 million of financing costs, net of accumulated amortization included in the table above, as of March 31, 2023, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $1.5 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Interest Expense	$2,439	$1,555
Amortization of Deferred Financing Costs to Interest Expense	174	125
Total Interest Expense	$2,613	$1,680

Total Interest Paid	$2,544	$1,512

The Company was in compliance with all of its debt covenants as of March 31, 2023.

NOTE 10. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the three months ended March 31, 2023. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements is noted below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value as of March 31, 2023
2026 Term Loan (1)	5/21/2021	5/21/2026	2.05% + 0.10% + applicable spread	$100,000	$4,795
2027 Term Loan (2)	9/30/2021	11/26/2024	1.18%+ 0.10% + applicable spread	$100,000	$4,621
2027 Term Loan (3)	11/26/2024	1/31/2027	1.60%+ 0.10% + applicable spread	$80,000	$2,106
Credit Facility (4)	3/1/2023	3/1/2028	3.211%+ 0.10%+ applicable spread	$50,000	$313
(1)	As of March 31, 2023, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan balance. The weighted average fixed interest rate of 2.05%, is comprised of: (i) rate swaps on $60.0 million of the 2026 Term Loan balance effective May 21, 2021, as amended on April 14, 2022 in connection with the 2026 Term Loan Amendment, to fix SOFR (prior to April 14, 2022, the swap was to fix LIBOR), and (ii) a rate swap on $40.0 million of the 2026 Term Loan Balance effective September 30, 2022, to fix SOFR.
(2)	As of March 31, 2023, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 1.18% plus 0.10% and the applicable spread on the $100 million 2027 Term Loan balance. The weighted average fixed interest rate of 1.18%, is comprised of: (i) rate swaps on $80.0 million of the 2027 Term Loan balance effective September 30, 2021, as amended on April 14, 2022 in connection with the 2027 Term Loan Amendment, to fix SOFR, (prior to April 14, 2022, the swap was to fix LIBOR), and (ii) a rate swap on $20.0 million of the 2027 Term Loan balance effective September 30, 2022, to fix SOFR.
(3)	The interest rate swap agreement hedges $80.0 million of the $100.0 million 2027 Term Loan balance under different terms and commences concurrent to the interest rate agreements maturing on November 26, 2024 to extend the fixed interest rate through maturity on January 31, 2027.
(4)	As of March 31, 2023, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.211% plus 0.10% and the applicable spread on $50 million of the outstanding balance on the Credit Facility. The swap was effective on March 1, 2023.

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

On October 21, 2022, the Company implemented a $150.0 million “at-the-market” equity offering program (the “2022 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. During the three months ended March 31, 2023, the Company sold 665,929 shares under the 2022 ATM Program for gross proceeds of $12.6 million at a weighted average price of $18.96 per share, generating net proceeds of $12.4 million after deducting transaction fees totaling $0.2 million. During the year ended December 31, 2022, the Company sold 1,479,241 shares under the 2022 ATM Program for gross proceeds of $27.8 million at a weighted average price of $18.81 per share, generating net proceeds of $27.4 million after deducting transaction fees totaling $0.4 million.

NONCONTROLLING INTEREST

As of March 31, 2023, CTO holds, directly and indirectly, a 7.8% noncontrolling ownership interest in the Operating Partnership as a result of 1,223,854 OP Units issued to CTO at the time of the Company’s IPO. An additional 3.0% noncontrolling ownership interest is held by an unrelated third party in connection with the issuance of 479,640 OP Units as consideration for a portfolio of net lease properties acquired during the year ended  December 31, 2021.

DIVIDENDS

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Code. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate U.S. federal corporate income taxes payable by the Company. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the three months ended March 31, 2023 and 2022, the Company declared and paid cash dividends on its common stock and OP Units of $0.275 per share and $0.270 per share, respectively.

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

The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net Income Attributable to Alpine Income Property Trust, Inc.	$3,339	$806

Weighted Average Number of Common Shares Outstanding	14,000,553	11,662,697
Weighted Average Number of Common Shares Applicable to OP Units using Treasury Stock Method (1)	1,703,494	1,703,494
Total Shares Applicable to Diluted Earnings per Share	15,704,047	13,366,191

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$0.24	$0.07
Diluted	$0.21	$0.06
(1)	Represents shares underlying OP Units including (i) 1,223,854 shares underlying OP Units issued to CTO in connection with our formation transactions and (ii) 479,640 shares underlying OP Units issued to an unrelated third party in connection with the acquisition of a portfolio of properties during the year ended December 31, 2022 (see Note 11, “Equity”).

NOTE 13. SHARE REPURCHASES

In March 2020, the Board approved a $5.0 million stock repurchase program (the “$5.0 Million Repurchase Program”). During the year ended December 31, 2020, the Company repurchased 456,237 shares of its common stock on the open market for a total cost of $5.0 million, or an average price per share of $11.02, which completed the $5.0 Million Repurchase Program. There were no repurchases of the Company’s common stock during the three months ended March 31, 2023, or 2022.

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

On November 26, 2019, the Company granted restricted shares of common stock to each of the inaugural Company’s initial non-employee directors under the Individual Plan. Each of the initial non-employee directors received an award of 2,000 restricted shares of common stock on November 26, 2019. The restricted shares vested in substantially equal installments on each of the first, second and third anniversaries of the grant date. As of December 31, 2022, all increments of this award had vested. In addition, the restricted shares are subject to a holding period beginning on the grant date and ending on the date that the grantee ceases to serve as a member of the Board (the “Holding Period”). During the Holding Period, the restricted shares may not be sold, pledged or otherwise transferred by the grantee. Except for the one-time IPO-related grant of these 8,000 restricted shares of common stock, and the quarterly common stock grants to the non-employee directors in lieu of cash retainer fees (pursuant to the directors’ annual election under the Company’s Non-

Employee Director Compensation Policy), the Company has not made any grants under the Equity Incentive Plans. Any future grants under the Equity Incentive Plans will be approved by the compensation committee of the Board. The 2019 non-employee director share awards had an aggregate grant date fair value of $0.15 million. The Company’s determination of the grant date fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost was recognized on a straight-line basis over the vesting period and is included in general and administrative expenses in the Company’s consolidated statements of operations. Award forfeitures are accounted for in the period in which they occur. No stock compensation expense was recognized during the three months ended March 31, 2023, while the Company recognized stock compensation expense of $0.01 million during the three months ended March 31, 2022.

Each member of the Board has the option to receive his or her annual retainer in shares of Company common stock rather than cash. The number of shares awarded to the directors making such election is calculated quarterly by dividing the amount of the quarterly retainer payment due to such director by the trailing 20-day average price of the Company’s common stock as of the last business day of the calendar quarter, rounded down to the nearest whole number of shares. During the three months ended March 31, 2023, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.08 million, or 4,776 shares which were issued on April 3, 2023. During the three months ended March 31, 2022, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.07 million, or 3,514 shares which were issued on April 1, 2022.

Stock compensation expense for the three months ended March 31, 2023 and 2022 is summarized as follows (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022
Stock Compensation Expense – Director Restricted Stock	$—	$13
Stock Compensation Expense – Director Retainers Paid in Stock	80	66
Total Stock Compensation Expense	$80	$79

NOTE 15. RELATED PARTY MANAGEMENT COMPANY

We are externally managed by the Manager, a wholly owned subsidiary of CTO. Subsequent to the IPO, through March 31, 2023, CTO has purchased an aggregate of 293,024 shares of PINE common stock in the open market including (i) 129,271 shares purchased during the three months ended March 31, 2023 for $2.1 million, or an average price per share of $16.21 (ii) 155,665 shares purchased during the year ended December 31, 2022 for $2.7 million, or an average price per share of $17.57 and (iii) 8,088 shares purchased during the year ended December 31, 2021 for $0.1 million, or an average price per share of $17.65.

As of March 31, 2023, CTO owns, in the aggregate, 1,223,854 OP Units and 1,108,814 shares of PINE common stock, inclusive of (i) 394,737 shares of common stock totaling $7.5 million issued in connection with a private placement that closed concurrently with the IPO, (ii) 421,053 shares of common stock totaling $8.0 million issued in connection with the IPO, and (iii) 293,024 shares of common stock totaling $5.0 million purchased by CTO subsequent to the IPO. The aggregate 1,223,854 OP Units and 1,108,814 shares of PINE common stock held by CTO represent an investment totaling $39.3 million, or 14.8% of PINE’s outstanding equity, as of March 31, 2023.

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

Our Manager has the ability to earn an annual incentive fee based on our total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. We would pay our Manager an incentive fee with respect to each annual measurement period in the amount of the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was due for the year ended December 31, 2022.

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

The Company incurred management fee expenses totaling $1.1 million and $0.9 million during the three months ended March 31, 2023 and 2022, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.6 million for the three months ended March 31, 2023 and 2022.

The following table represents amounts due to (from) CTO (in thousands):

	As of
Description	March 31, 2023	December 31, 2022
Management Fee due to CTO	$1,098	$993
Other	(59)	(61)
Total (1)	$1,039	$932
(1)	Included in accrued expenses, see Note 8, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

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

On April 2, 2021, the Company entered into a purchase and sale agreement with certain subsidiaries of CTO for the purchase of six net lease properties (the “CMBS Portfolio”). The terms of the purchase and sale agreement, as amended on April 20, 2021, provided a total purchase price of $44.5 million for the CMBS Portfolio. The acquisition of the CMBS Portfolio was completed on June 30, 2021.

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

NOTE 17. SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through April 20, 2023 the date the consolidated financial statements were issued.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we refer to “we,” “us,” “our,” or “the Company,” we mean Alpine Income Property Trust, Inc. and its consolidated subsidiaries. References to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Alpine Income Property Trust, Inc. included in this Quarterly Report on Form 10-Q. Some of the comments we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section below entitled “Special Note Regarding Forward-Looking Statements.” Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

See “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of these risks, as well as additional risks and uncertainties that could cause actual results or events to differ materially from those described in the Company’s forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

OVERVIEW

Alpine Income Property Trust, Inc. is a Maryland corporation that conducts its operations so as to qualify as a REIT for U.S. federal income tax purposes. Substantially all of the operations are conducted through our Operating Partnership.

We seek to acquire, own and operate primarily freestanding, commercial real estate properties located in the United States leased primarily pursuant to triple-net, long-term leases. We focus on investments in retail properties. We target tenants in industries that we believe are favorably impacted by macroeconomic trends that support consumer spending, such as strong and growing employment and positive consumer sentiment, as well as tenants in industries that have demonstrated resistance to the impact of the growing e-commerce retail sector or who use a physical presence as a component of their omnichannel strategy. We also seek to invest in properties that are net leased to tenants that we determine have attractive credit characteristics, stable operating histories, healthy rent coverage levels, are well-located within their respective markets and/or have rents at-or-below market rent levels. Furthermore, we believe that the size of our company allows us, for at least the near term, to focus our investment activities on the acquisition of single properties or smaller portfolios of properties that represent a transaction size that most of our publicly-traded net lease REIT peers will not pursue on a consistent basis.

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

No properties were acquired during the three months ended March 31, 2023. During the three months ended March 31, 2023, the Company sold ten properties for an aggregate sales price of $56.2 million, generating aggregate gains on sale of $4.5 million.

As of March 31, 2023, we owned 138 properties with an aggregate gross leasable area of 3.5 million square feet, located in 34 states, with a weighted average remaining lease term of 7.3 years. Our portfolio was 99% leased as of March 31, 2023.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO (our “Manager”). CTO is a Maryland corporation that is a publicly traded diversified REIT and the sole member of our Manager.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

The following presents the Company’s results of operations for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022	$ Variance	% Variance
Revenues:
Lease Income	$11,166	$10,799	$367	3.4%
Total Revenues	11,166	10,799	367	3.4%
Operating Expenses:
Real Estate Expenses	1,434	1,092	342	31.3%
General and Administrative Expenses	1,515	1,431	84	5.9%
Depreciation and Amortization	6,335	5,672	663	11.7%
Total Operating Expenses	9,284	8,195	1,089	13.3%
Gain on Disposition of Assets	4,453	—	4,453	100.0%
Gain on Extinguishment of Debt	23	—	23	100.0%
Net Income from Operations	6,358	2,604	3,754	144.2%
Interest Expense	2,613	1,680	933	55.5%
Net Income	3,745	924	2,821	305.3%
Less: Net Income Attributable to Noncontrolling Interest	(406)	(118)	(288)	(244.1%)
Net Income Attributable to Alpine Income Property Trust, Inc.	$3,339	$806	$2,533	314.3%

Revenue and Direct Cost of Revenues

Revenue from our property operations during the three months ended March 31, 2023 and 2022, totaled $11.2 million and $10.8 million, respectively. The $0.4 million increase in revenues is reflective of the Company’s volume of property acquisitions during the year ended December 31, 2022, partially offset by property sales. The direct costs of revenues for our property operations totaled $1.4 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. The $0.3 million increase in the direct cost of revenues is also attributable to the Company’s expanded property portfolio.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 (in thousands):

	Three Months Ended
	March 31, 2023	March 31, 2022	$ Variance	% Variance
Management Fee to Manager	$1,098	$936	$162	17.3%
Director Stock Compensation Expense	80	79	1	1.3%
Director & Officer Insurance Expense	62	96	(34)	(35.4)%
Additional General and Administrative Expense	275	320	(45)	(14.1)%
Total General and Administrative Expenses	$1,515	$1,431	$84	5.9%

General and administrative expenses totaled $1.5 million and $1.4 million during the three months ended March 31, 2023 and 2022, respectively. The $0.1 million increase is attributable to growth in the Company’s equity base, which led to increased management fee expenses of $0.2 million, offset by decreases in other general and administrative expenses which totaled less than $0.1 million.

Depreciation and Amortization

      Depreciation and amortization expense totaled $6.3 million and $5.7 million during the three months ended March 31, 2023 and 2022, respectively. The $0.6 million increase in the depreciation and amortization expense is reflective of the Company’s expanded property portfolio.

Gain on Disposition of Assets

      During the three months ended March 31, 2023, the Company sold ten properties for an aggregate sales price of $56.2 million, generating aggregate gains on sale of $4.5 million. The Company did not dispose of any properties during the three months ended March 31, 2022.

Interest Expense

Interest expense totaled $2.6 million and $1.7 million during the three months ended March 31, 2023 and 2022, respectively. The $0.9 million increase in interest expense is attributable to increases in the interest rates underlying the Company’s variable rate debt, partially offset by a lower average outstanding debt balance during the three months ended March 31, 2023. The overall decrease in the Company’s long-term debt is a result of disposition of properties during the latter half of 2022 and year to date in 2023.

Net Income

Net income totaled $3.7 million and $0.9 million during the three months ended March 31, 2023 and 2022, respectively. The $2.8 million increase in net income is attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $63.6 million as of March 31, 2023, including restricted cash of $59.3 million. See Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance as of March 31, 2023.

Long-Term Debt. As of March 31, 2023, the Company had an outstanding balance of $50.0 million on the $250 million revolving Credit Facility. The Company also had $200.0 million in term loans outstanding as of March 31, 2023. See Note 9, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance at March 31, 2023.

Acquisitions and Dispositions. As further described in Note 3, “Property Portfolio,” the Company sold ten properties for an aggregate sales price of $56.2 million, generating aggregate gains on sale of $4.5 million.

ATM Program.  During the three months ended March 31, 2023, the Company sold 665,929 shares under the 2022 ATM Program for gross proceeds of $12.6 million at a weighted average price of $18.96 per share, generating net proceeds of $12.4 million.

Capital Expenditures. As of March 31, 2023, the Company had no commitments related to capital expenditures for the maintenance of fixed assets, such as land, buildings, and equipment.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, proceeds from the completion of the sale of assets utilizing the reverse like-kind 1031 exchange structure, $109.5 million of availability remaining under the 2022 ATM Program, and $200.0 million of available capacity on the existing $250.0 million Credit Facility.

The Board and management consistently review the allocation of capital with the goal of providing the best long-term risk-adjusted returns for our stockholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing the Company’s securities, and retaining funds for reinvestment. Annually, the Board reviews our business plan and corporate strategies, and makes adjustments as circumstances warrant. Management’s focus is to continue our strategy of investing in net leased properties by utilizing capital that we raise, proceeds from recent property sales, and available borrowing capacity from the Credit Facility to increase our portfolio of income-producing properties, providing stabilized cash flows with strong risk-adjusted returns primarily in larger metropolitan areas and growth markets.

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

Reconciliation of Non-GAAP Measures (in thousands, except share data):

	Three Months Ended
	March 31, 2023	March 31, 2022
Net Income	$3,745	$924
Depreciation and Amortization	6,335	5,672
Gain on Disposition of Assets	(4,453)	—
Funds From Operations	$5,627	$6,596
Adjustments:
Gain on Extinguishment of Debt	(23)	—
Amortization of Intangible Assets and Liabilities to Lease Income	(87)	(101)
Straight-Line Rent Adjustment	(165)	(294)
COVID-19 Rent Repayments	—	23
Non-Cash Compensation	80	79
Amortization of Deferred Financing Costs to Interest Expense	174	125
Other Non-Cash Expense	29	24
Adjusted Funds From Operations	$5,635	$6,452

Weighted Average Number of Common Shares:
Basic	14,000,553	11,662,697
Diluted	15,704,047	13,366,191

Other Data (in thousands, except per share data):

	Three Months Ended
	March 31, 2023	March 31, 2022
FFO	$5,627	$6,596
FFO per Diluted Share	$0.36	$0.49

AFFO	$5,635	$6,452
AFFO per Diluted Share	$0.36	$0.48

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled 16 properties for a combined purchase price of $65.5 million for the three months ended March 31, 2022, with no acquisitions subject to this estimate during the three months ended March 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13(a)-15 and 15(d)-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the

Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

ITEM 1A. RISK FACTORS

As of March 31, 2023, there have been no material changes in our risk factors from those set forth under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”). The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit 3.1	Articles of Amendment and Restatement of Alpine Income Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 3, 2019).

Exhibit 3.2	Third Amended and Restated Bylaws of Alpine Income Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 3, 2023).

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

ALPINE INCOME PROPERTY TRUST, INC.
(Registrant)

April 20, 2023	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

April 20, 2023	By:	/s/ Matthew M. Partridge
Matthew M. Partridge, Senior Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)
April 20, 2023	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Vice President and Chief Accounting Officer (Principal Accounting Officer)