Form 10-Q
period 2023-06-30
Alpine Income Property Trust, Inc.
filed 2023-07-20
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the registrant’s common stock outstanding on July 13, 2023 was 14,049,941.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	(Unaudited) June 30, 2023	December 31, 2022
ASSETS
Real Estate:
Land, at Cost	$151,703	$176,857
Building and Improvements, at Cost	332,202	322,510
Total Real Estate, at Cost	483,905	499,367
Less, Accumulated Depreciation	(28,569)	(22,313)
Real Estate—Net	455,336	477,054
Assets Held for Sale	5,488	—
Cash and Cash Equivalents	7,755	9,018
Restricted Cash	20,100	4,026
Intangible Lease Assets—Net	53,402	60,432
Straight-Line Rent Adjustment	1,736	1,668
Other Assets	22,868	21,233
Total Assets	$566,685	$573,431
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$6,547	$4,411
Prepaid Rent and Deferred Revenue	1,776	1,479
Intangible Lease Liabilities—Net	5,062	5,050
Long-Term Debt	249,020	267,116
Total Liabilities	262,405	278,056
Commitments and Contingencies—See Note 16
Equity:
Preferred Stock, $0.01 par value per share, 100 million shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common Stock, $0.01 par value per share, 500 million shares authorized, 14,045,001 shares issued and outstanding as of June 30, 2023 and 13,394,677 shares issued and outstanding as of December 31, 2022	140	134
Additional Paid-in Capital	248,958	236,841
Retained Earnings	5,731	10,042
Accumulated Other Comprehensive Income	16,214	14,601
Stockholders' Equity	271,043	261,618
Noncontrolling Interest	33,237	33,757
Total Equity	304,280	295,375
Total Liabilities and Equity	$566,685	$573,431

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues:
Lease Income	$11,439	$11,280	$22,605	$22,079
Total Revenues	11,439	11,280	22,605	22,079
Operating Expenses:
Real Estate Expenses	1,575	1,285	3,009	2,377
General and Administrative Expenses	1,656	1,479	3,171	2,910
Depreciation and Amortization	6,423	5,694	12,758	11,366
Total Operating Expenses	9,654	8,458	18,938	16,653
Gain on Disposition of Assets	743	15,637	5,196	15,637
Gain on Extinguishment of Debt	—	—	23	—
Net Income From Operations	2,528	18,459	8,886	21,063
Interest Expense	2,438	2,123	5,051	3,803
Net Income	90	16,336	3,835	17,260
Less: Net Income Attributable to Noncontrolling Interest	(10)	(2,054)	(416)	(2,172)
Net Income Attributable to Alpine Income Property Trust, Inc.	$80	$14,282	$3,419	$15,088

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$0.01	$1.21	$0.24	$1.28
Diluted	$0.01	$1.05	$0.22	$1.12

Weighted Average Number of Common Shares:
Basic	14,059,173	11,844,108	14,030,025	11,753,904
Diluted	15,762,667	13,547,602	15,733,519	13,457,398

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Income Attributable to Alpine Income Property Trust, Inc.	$80	$14,282	$3,419	$15,088
Other Comprehensive Income
Cash Flow Hedging Derivative - Interest Rate Swaps	4,379	2,245	1,613	9,077
Total Other Comprehensive Income	4,379	2,245	1,613	9,077
Total Comprehensive Income	$4,459	$16,527	$5,032	$24,165

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

For the three months ended June 30, 2023:

	Common Stock at Par	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance April 1, 2023	$141	$249,288	$9,514	$11,835	$270,778	$33,694	$304,472
Net Income	—	—	80	—	80	10	90
Stock Repurchases	(1)	(364)	—	—	(365)	—	(365)
Stock Issuance to Directors	—	79	—	—	79	—	79
Payment of Equity Issuance Costs	—	(45)	—	—	(45)	—	(45)
Cash Dividends ($0.275 per share)	—	—	(3,863)	—	(3,863)	(467)	(4,330)
Other Comprehensive Income	—	—	—	4,379	4,379	—	4,379
Balance June 30, 2023	$140	$248,958	$5,731	$16,214	$271,043	$33,237	$304,280

For the three months ended June 30, 2022:

	Common Stock at Par	Additional Paid-in Capital	Retained Earnings (Dividends in Excess of Net Income)	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance April 1, 2022	$118	$207,035	$(8,779)	$8,754	$207,128	$31,037	$238,165
Net Income	—	—	14,282	—	14,282	2,054	16,336
Stock Issuance to Directors	—	79	—	—	79	—	79
Stock Issuance, Net of Equity Issuance Costs	1	1,592	—	—	1,593	—	1,593
Cash Dividends ($0.270 per share)	—	—	(3,202)	—	(3,202)	(460)	(3,662)
Other Comprehensive Income	—	—	—	2,245	2,245	—	2,245
Balance June 30, 2022	$119	$208,706	$2,301	$10,999	$222,125	$32,631	$254,756

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(Unaudited, in thousands, except per share data)

For the six months ended June 30, 2023:

	Common Stock at Par	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2023	$134	$236,841	$10,042	$14,601	$261,618	$33,757	$295,375
Net Income	—	—	3,419	—	3,419	416	3,835
Stock Repurchases	(1)	(364)	—	—	(365)	—	(365)
Stock Issuance to Directors	—	145	—	—	145	—	145
Stock Issuance, Net of Equity Issuance Costs	7	12,336	—	—	12,343	—	12,343
Cash Dividends ($0.550 per share)	—	—	(7,730)	—	(7,730)	(936)	(8,666)
Other Comprehensive Income	—	—	—	1,613	1,613	—	1,613
Balance June 30, 2023	$140	$248,958	$5,731	$16,214	$271,043	$33,237	$304,280

For the six months ended June 30, 2022:

	Common Stock at Par	Additional Paid-in Capital	Retained Earnings (Dividends in Excess of Net Income)	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2022	$114	$200,906	$(6,419)	$1,922	$196,523	$31,379	$227,902
Net Income	—	—	15,088	—	15,088	2,172	17,260
Stock Issuance to Directors	—	158	—	—	158	—	158
Stock Issuance, Net of Equity Issuance Costs	5	7,642	—	—	7,647	—	7,647
Cash Dividends ($0.540 per share)	—	—	(6,368)	—	(6,368)	(920)	(7,288)
Other Comprehensive Income	—	—	—	9,077	9,077	—	9,077
Balance June 30, 2022	$119	$208,706	$2,301	$10,999	$222,125	$32,631	$254,756

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flow From Operating Activities:
Net Income	$3,835	$17,260
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	12,758	11,366
Amortization of Intangible Lease Assets and Liabilities to Lease Income	(189)	(170)
Amortization of Deferred Financing Costs to Interest Expense	351	257
Gain on Disposition of Assets	(5,196)	(15,637)
Non-Cash Compensation	159	157
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(274)	(528)
COVID-19 Rent Repayments	—	45
Other Assets	(221)	278
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	2,156	595
Prepaid Rent and Deferred Revenue	297	(371)
Net Cash Provided By Operating Activities	13,676	13,252
Cash Flow From Investing Activities:
Acquisition of Real Estate, Including Capitalized Expenditures	(61,672)	(110,062)
Proceeds from Disposition of Assets	77,775	71,446
Net Cash Provided By (Used In) Investing Activities	16,103	(38,616)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	1,250	162,500
Payments on Long-Term Debt	(19,500)	(129,000)
Cash Paid for Loan Fees	(30)	(434)
Repurchase of Common Stock	(365)	—
Proceeds From Stock Issuance, Net	12,343	7,647
Dividends Paid	(8,666)	(7,288)
Net Cash Provided By (Used In) Financing Activities	(14,968)	33,425
Net Increase in Cash and Cash Equivalents	14,811	8,061
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	13,044	9,497
Cash and Cash Equivalents and Restricted Cash, End of Period	$27,855	$17,558

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$7,755	$2,427
Restricted Cash	20,100	15,131
Total Cash	$27,855	$17,558

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$4,681	$3,352

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain on Cash Flow Hedge	$1,613	$9,077
Right-of-Use Assets and Operating Lease Liability	$—	$1,831

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

Our portfolio consists of 143 net leased properties located in 107 markets in 34 states. The properties in our portfolio are primarily subject to long-term, net leases, which generally require the tenant to pay or reimburse us for property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO Realty Growth, Inc. (our “Manager”). CTO Realty Growth, Inc. (NYSE: CTO) is a Maryland corporation that is a publicly traded diversified real estate investment trust (“REIT”) and the sole member of our Manager (“CTO”).

ORGANIZATION

The Company is a Maryland corporation that was formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering (“IPO”). We conduct the substantial majority of our operations through Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of June 30, 2023, we have a total ownership interest in the Operating Partnership of 89.2%, with CTO holding, directly and indirectly, a 7.8% ownership interest in the Operating Partnership. The remaining 3.0% ownership interest is held by an unrelated third party in connection with the issuance of units of the Operating Partnership (“OP Units”) as consideration for a portfolio of net lease properties acquired during the year ended December 31, 2021. Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) manages or provides oversight of our business and affairs.

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

LONG-LIVED ASSETS

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360-10, Property, Plant, and Equipment, in conducting its impairment analyses. The Company reviews the recoverability of long-lived assets, primarily real estate, and real estate held for sale, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of situations considered to be triggering events include: a substantial decline in operating cash flows during the period, a current or projected loss from operations, a property not fully leased or leased at rates that are less than current market rates, and any other quantitative or qualitative events deemed significant by management. Long-lived assets are evaluated for impairment by using an undiscounted cash flow approach, which considers future estimated capital expenditures. Impairment of long-lived assets is measured at fair value less cost to sell.

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

ASSETS HELD FOR SALE

Investments in real estate which are determined to be “held for sale” pursuant to FASB Topic 360-10, Property, Plant, and Equipment are reported separately on the consolidated balance sheets at the lesser of carrying value or fair value, less costs to sell. Real estate investments classified as held for sale are not depreciated.

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

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of June 30, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts totaled $0.4 million.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of June 30, 2023 and December 31, 2022 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of cash and cash equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

RESTRICTED CASH

Restricted cash totaled $20.1 million as of June 30, 2023 due to property dispositions that occurred during the three months ended June 30, 2023 (See Note 3, “Property Portfolio”), which is held in various escrow accounts to be reinvested through the like-kind exchange structure into other income properties.

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

CONCENTRATION OF CREDIT RISK

During the six months ended June 30, 2023, Walgreens accounted for 12% of total revenues. There were no tenants who accounted for more than 10% of total revenues during the six months ended June 30, 2022.

As of June 30, 2023, 13%, 11%, and 11% of the Company’s real estate portfolio, based on square footage, was located in the states of Texas, New Jersey, and Michigan, respectively. As of December 31, 2022, 19% of the Company’s real estate portfolio, based on square footage, was located in the state of Texas.

NOTE 3. PROPERTY PORTFOLIO

As of June 30, 2023, the Company’s property portfolio consisted of 143 properties with total square footage of 3.9 million.

Leasing revenue consists of long-term rental revenue from net leased commercial properties, which is recognized as earned, using the straight-line method over the life of each lease. Lease payments below include straight-line base rental revenue as well as the non-cash accretion of above and below market lease amortization. The variable lease payments are comprised of percentage rent payments and reimbursements from tenants for common area maintenance, insurance, real estate taxes, and other operating expenses.

The components of leasing revenue are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Lease Income
Lease Payments	$9,975	$10,160	$20,138	$19,891
Variable Lease Payments	1,464	1,120	2,467	2,188
Total Lease Income	$11,439	$11,280	$22,605	$22,079

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to June 30, 2023, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2023	$19,720
2024	38,648
2025	36,917
2026	35,994
2027	32,617
2028	28,734
2029 and Thereafter (Cumulative)	101,338
Total	$293,968

2023 Activity. During the six months ended June 30, 2023, the Company acquired 9 properties for a combined purchase price of $60.5 million, or a cost of $61.6 million including capitalized acquisition costs. The properties are located in four different states, leased to 14 different tenants, and had a weighted average remaining lease term of 7.5 years at the time of acquisition. Of the total acquisition cost, $16.4 million was allocated to land, $40.2 million was allocated to buildings and improvements, $5.5 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $0.5 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 8.8 years at acquisition.

During the six months ended June 30, 2023, the Company sold 14 properties for an aggregate sales price of $79.1 million, generating aggregate gains on sale of $5.2 million. Five properties were classified as held for sale as of June 30, 2023.

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

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$7,755	$7,755	$9,018	$9,018
Restricted Cash - Level 1	$20,100	$20,100	$4,026	$4,026
Long-Term Debt - Level 2	$249,020	$230,904	$267,116	$250,568

The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following tables present the fair value of assets measured on a recurring basis by level as of June 30, 2023 and December 31, 2022 (in thousands). See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
2026 Term Loan Interest Rate Swap (1)	$6,374	$—	$6,374	$—
2027 Term Loan Interest Rate Swap (2)	$8,332	$—	$8,332	$—
Credit Facility Interest Rate Swap (3)	$1,508	$—	$1,508	$—
December 31, 2022
2026 Term Loan Interest Rate Swap (1)	$6,125	$—	$6,125	$—
2027 Term Loan Interest Rate Swap (2)	$8,476	$—	$8,476	$—
(1)	As of June 30, 2023, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan (hereinafter defined) balance. See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(2)	As of June 30, 2023, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 1.18% plus 0.10% and the applicable spread on the $100 million 2027 Term Loan (hereinafter defined) balance. See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(3)	As of June 30, 2023, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus 0.10% and the applicable spread on $50 million of the outstanding balance on the Credit Facility (hereinafter defined). See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

NOTE 5. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	As of
	June 30, 2023	December 31, 2022
Intangible Lease Assets:
Value of In-Place Leases	$48,037	$49,974
Value of Above Market In-Place Leases	3,116	3,897
Value of Intangible Leasing Costs	19,275	20,579
Sub-total Intangible Lease Assets	70,428	74,450
Accumulated Amortization	(17,026)	(14,018)
Sub-total Intangible Lease Assets—Net	53,402	60,432
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(6,527)	(6,130)
Sub-total Intangible Lease Liabilities	(6,527)	(6,130)
Accumulated Amortization	1,465	1,080
Sub-total Intangible Lease Liabilities—Net	(5,062)	(5,050)
Total Intangible Assets and Liabilities—Net	$48,340	$55,382

The following table reflects the net amortization of intangible assets and liabilities during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Amortization Expense	$2,213	$2,165	$4,503	$4,291
Accretion to Properties Revenue	(102)	(69)	(189)	(170)
Net Amortization of Intangible Assets and Liabilities	$2,111	$2,096	$4,314	$4,121

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Expense	Future Accretion to Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2023	$4,423	$(216)	$4,207
2024	8,470	(426)	8,044
2025	7,808	(398)	7,410
2026	7,367	(416)	6,951
2027	5,837	(416)	5,421
2028	4,745	(333)	4,412
2029 and Thereafter	12,438	(543)	11,895
Total	$51,088	$(2,748)	$48,340

As of June 30, 2023, the weighted average amortization period of both the total intangible assets and liabilities was 8.9 years.

NOTE 6. OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Tenant Receivables—Net of Allowance for Doubtful Accounts (1)	$1,086	$1,172
Prepaid Insurance	394	740
Deposits on Acquisitions	70	30
Prepaid Expenses, Deposits, and Other	2,207	1,494
Deferred Financing Costs—Net	1,350	1,518
Interest Rate Swaps	16,214	14,632
Operating Leases - Right-of-Use Asset (2)	1,547	1,647
Total Other Assets	$22,868	$21,233
(1)	Includes a $0.4 million allowance for doubtful accounts as of June 30, 2023 and December 31, 2022.
(2)	See Note 7, “Operating Land Leases” for further disclosure related to the Company’s right-of-use asset balance as of June 30, 2023.

NOTE 7. OPERATING LAND LEASES

The Company is the lessee under operating land leases for certain of its properties. FASB ASC Topic 842, Leases, requires a lessee to recognize right-of-use assets and lease liabilities that arise from leases, whether qualifying as an operating or finance lease. As of June 30, 2023 and December 31, 2022, the Company’s right-of-use assets totaled $1.5 million and $1.6 million, respectively, and the corresponding lease liabilities totaled $1.6 million and $1.7 million, respectively, which balances are reflected within other assets and accounts payable, accrued expenses, and other liabilities, respectively, on the consolidated balance sheets. The right-of-use assets and lease liabilities are measured based on the present value of the lease payments utilizing discount rates estimated to be equal to that which the Company would pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

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

Amortization of right-of-use assets for operating land leases is recognized on a straight-line basis over the term of the lease and is included within real estate expenses in the consolidated statements of operations. Amortization totaled less than $0.1 million and $0.1 million during the three and six months ended June 30, 2023 and 2022, respectively.

The following table reflects a summary of operating land leases, under which the Company is the lessee, for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Operating Cash Outflows	$64	$64	$128	$69
Weighted Average Remaining Lease Term	7.7	8.2	7.7	8.2
Weighted Average Discount Rate	2.0%	2.0%	2.0%	2.0%

Minimum future lease payments under non-cancelable operating land leases, having remaining terms in excess of one year subsequent to June 30, 2023, are summarized as follows (in thousands):

Year Ending December 31,
Remainder of 2023	$128
2024	251
2025	192
2026	202
2027	202
2028	202
2029 and Thereafter	490
Total Lease Payments	$1,667
Imputed Interest	(105)
Operating Leases – Liability	$1,562

NOTE 8. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

Accounts payable, accrued expenses, and other liabilities consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Accounts Payable	$37	$17
Accrued Expenses	2,535	1,609
Tenant Security Deposits	141	165
Due to CTO	2,272	932
Interest Rate Swap	—	31
Operating Leases - Liability (1)	1,562	1,657
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$6,547	$4,411
(1)	See Note 7, “Operating Land Leases” for further disclosure related to the Company’s operating lease liability balance as of June 30, 2023.

NOTE 9. LONG-TERM DEBT

As of June 30, 2023, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Stated Interest Rate	Maturity Date
Credit Facility (1)	$50,000	SOFR + 0.10% + [1.25% - 2.20%]	January 2027
2026 Term Loan (2)	100,000	SOFR + 0.10% + [1.35% - 1.95%]	May 2026
2027 Term Loan (3)	100,000	SOFR + 0.10% + [1.25% - 1.90%]	January 2027
Total Debt/Weighted-Average Rate	$250,000	3.36%
(1)	As of June 30, 2023, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus 0.10% and the applicable spread on $50 million of the outstanding balance on the Credit Facility (hereinafter defined). See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swap.
(2)	As of June 30, 2023, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan (hereinafter defined) balance. See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(3)	As of June 30, 2023, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 1.18% plus 0.10% and the applicable spread on the $100 million 2027 Term Loan (hereinafter defined) balance. See Note 10, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

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

At June 30, 2023, the commitment level under the Credit Facility was $250.0 million and the Company had an outstanding balance of $50.0 million.

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

Long-term debt as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023		December 31, 2022
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$50,000	$—	$68,250	$—
2026 Term Loan	100,000	—	100,000	—
2027 Term Loan	100,000	—	100,000	—
Financing Costs, net of Accumulated Amortization	(980)	—	(1,134)	—
Total Long-Term Debt	$249,020	$—	$267,116	$—

Payments applicable to reduction of principal amounts as of June 30, 2023 will be required as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2023	$—
2024	—
2025	—
2026	100,000
2027	150,000
2028	—
2029 and Thereafter	—
Total Long-Term Debt - Face Value	$250,000

The carrying value of long-term debt as of June 30, 2023 consisted of the following (in thousands):

Total
Current Face Amount	$250,000
Financing Costs, net of Accumulated Amortization	(980)
Total Long-Term Debt	$249,020

In addition to the $1.0 million of financing costs, net of accumulated amortization included in the table above, as of June 30, 2023, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $1.4 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest Expense	$2,261	$1,991	$4,700	$3,546
Amortization of Deferred Financing Costs to Interest Expense	177	132	351	257
Total Interest Expense	$2,438	$2,123	$5,051	$3,803

Total Interest Paid	$2,137	$1,840	$4,681	$3,352

The Company was in compliance with all of its debt covenants as of June 30, 2023.

NOTE 10. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the three months ended June 30, 2023. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income. The fair value of the interest rate swap agreements are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements is noted below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value as of June 30, 2023
2026 Term Loan (1)	5/21/2021	5/21/2026	2.05% + 0.10% + applicable spread	$100,000	$6,374
2027 Term Loan (2)	9/30/2021	11/26/2024	1.18%+ 0.10% + applicable spread	$100,000	$5,282
2027 Term Loan (3)	11/26/2024	1/31/2027	1.60%+ 0.10% + applicable spread	$80,000	$3,050
Credit Facility (4)	3/1/2023	3/1/2028	3.21%+ 0.10%+ applicable spread	$50,000	$1,508
(1)	As of June 30, 2023, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan balance. The weighted average fixed interest rate of 2.05%, is comprised of: (i) rate swaps on $60.0 million of the 2026 Term Loan balance effective May 21, 2021, as amended on April 14, 2022 in connection with the 2026 Term Loan Amendment, to fix SOFR (prior to April 14, 2022, the swap was to fix LIBOR), and (ii) a rate swap on $40.0 million of the 2026 Term Loan Balance effective September 30, 2022, to fix SOFR.
(2)	As of June 30, 2023, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 1.18% plus 0.10% and the applicable spread on the $100 million 2027 Term Loan balance. The weighted average fixed interest rate of 1.18%, is comprised of: (i) rate swaps on $80.0 million of the 2027 Term Loan balance effective September 30, 2021, as amended on April 14, 2022 in connection with the 2027 Term Loan Amendment, to fix SOFR, (prior to April 14, 2022, the swap was to fix LIBOR), and (ii) a rate swap on $20.0 million of the 2027 Term Loan balance effective September 30, 2022, to fix SOFR.
(3)	The interest rate swap agreement hedges $80.0 million of the $100.0 million 2027 Term Loan balance under different terms and commences concurrent to the interest rate agreements maturing on November 26, 2024 to extend the fixed interest rate through maturity on January 31, 2027.
(4)	As of June 30, 2023, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus 0.10% and the applicable spread on $50 million of the outstanding balance on the Credit Facility. The swap was effective on March 1, 2023.

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

On October 21, 2022, the Company implemented a $150.0 million “at-the-market” equity offering program (the “2022 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. The Company was not active under the 2022 ATM Program during the three months ended June 30, 2023. During the six months ended June 30, 2023, the Company sold 665,929 shares under the 2022 ATM Program for gross proceeds of $12.6 million at a weighted average price of $18.96 per share, generating net proceeds of $12.4 million after deducting transaction fees totaling $0.2 million. The Company was not active under the 2022 ATM Program during the six months ended June 30, 2022. During the year ended December 31, 2022, the Company sold 1,479,241 shares under the 2022 ATM Program for gross proceeds of $27.8 million at a weighted average price of $18.81 per share, generating net proceeds of $27.4 million after deducting transaction fees totaling $0.4 million.

NONCONTROLLING INTEREST

As of June 30, 2023, CTO holds, directly and indirectly, a 7.8% noncontrolling ownership interest in the Operating Partnership as a result of 1,223,854 OP Units issued to CTO at the time of the Company’s IPO. An additional 3.0% noncontrolling ownership interest is held by an unrelated third party in connection with the issuance of 479,640 OP Units as consideration for a portfolio of net lease properties acquired during the year ended  December 31, 2021.

DIVIDENDS

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Code. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate U.S. federal corporate income taxes payable by the Company. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the three months ended June 30, 2023 and 2022, the Company declared and paid cash dividends on its common stock and OP Units of $0.275 per share and $0.270 per share, respectively. During the six months ended June 30, 2023 and 2022, the Company declared and paid cash dividends on its common stock and OP Units of $0.550 per share and $0.540 per share, respectively.

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

The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Income Attributable to Alpine Income Property Trust, Inc.	$80	$14,282	$3,419	$15,088

Weighted Average Number of Common Shares Outstanding	14,059,173	11,844,108	14,030,025	11,753,904
Weighted Average Number of Common Shares Applicable to OP Units using Treasury Stock Method (1)	1,703,494	1,703,494	1,703,494	1,703,494
Total Shares Applicable to Diluted Earnings per Share	15,762,667	13,547,602	15,733,519	13,457,398

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$0.01	$1.21	$0.24	$1.28
Diluted	$0.01	$1.05	$0.22	$1.12
(1)	Represents shares underlying OP Units including (i) 1,223,854 shares underlying OP Units issued to CTO in connection with our formation transactions and (ii) 479,640 shares underlying OP Units issued to an unrelated third party in connection with the acquisition of a portfolio of properties during the year ended December 31, 2021 (see Note 11, “Equity”).

NOTE 13. SHARE REPURCHASES

In March 2020, the Board approved a $5.0 million stock repurchase program (the “2020 $5.0 Million Repurchase Program”). During the year ended December 31, 2020, the Company repurchased 456,237 shares of its common stock on the open market for a total cost of $5.0 million, or an average price per share of $11.02, which completed the 2020 $5.0 Million Repurchase Program.

In May 2023, the Board approved a $5.0 million stock repurchase program (the “2023 $5.0 Million Repurchase Program”). During the six months ended June 30, 2023, the Company repurchased 23,889 shares of its common stock on the open market for a total cost of $0.4 million, or an average price per share of $15.22. There were no repurchases of the Company’s common stock during the six months ended June 30, 2022.

In July 2023, the Board approved a $15.0 million stock repurchase program (the “2023 $15.0 Million Repurchase Program”). The 2023 $15.0 Million Repurchase Program replaced the 2023 $5.0 Million Repurchase Program.

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

On November 26, 2019, the Company granted restricted shares of common stock to each of the Company’s initial non-employee directors under the Individual Plan. Each of the initial non-employee directors received an award of 2,000 restricted shares of common stock on November 26, 2019. The restricted shares vested in substantially equal installments on each of the first, second and third anniversaries of the grant date. As of December 31, 2022, all increments of this award had vested. In addition, the restricted shares are subject to a holding period beginning on the grant date and ending on the date that the grantee ceases to serve as a member of the Board (the “Holding Period”). During the Holding Period, the

restricted shares may not be sold, pledged or otherwise transferred by the grantee. Except for the one-time IPO-related grant of these 8,000 restricted shares of common stock, and the shares of common stock issued quarterly to the non-employee directors in lieu of cash retainer fees (pursuant to the directors’ annual election under the Company’s Non-Employee Director Compensation Policy), the Company has not made any grants under the Equity Incentive Plans. Any future grants under the Equity Incentive Plans will be approved by the compensation committee of the Board. The 2019 non-employee director share awards had an aggregate grant date fair value of $0.15 million. The Company’s determination of the grant date fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost was recognized on a straight-line basis over the vesting period and is included in general and administrative expenses in the Company’s consolidated statements of operations. Award forfeitures are accounted for in the period in which they occur.

Each non-employee member of the Board has the option to receive his or her annual retainer fee in shares of Company common stock rather than cash. The number of shares issued to the directors making such election is calculated quarterly by dividing the amount of the quarterly retainer fee payment due to such director by the 20-day trailing average closing price of the Company’s common stock as of the last business day of the calendar quarter, rounded down to the nearest whole number of shares. During the six months ended June 30, 2023, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.2 million, or 9,716 shares, of which 4,776 shares were issued on April 3, 2023 and 4,940 shares were issued on July 3, 2023. During the six months ended June 30, 2022, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.1 million, or 7,203 shares, of which 3,514 shares were issued on April 1, 2022 and 3,689 shares were issued on July 1, 2022.

Stock compensation expense for the three and six months ended June 30, 2023 and 2022 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Stock Compensation Expense – Director Restricted Stock	$—	$12	$—	$25
Stock Compensation Expense – Director Retainers Paid in Stock	79	66	159	132
Total Stock Compensation Expense	$79	$78	$159	$157

NOTE 15. RELATED PARTY MANAGEMENT COMPANY

We are externally managed by the Manager, a wholly owned subsidiary of CTO. Subsequent to the IPO, through June 30, 2023, CTO has purchased an aggregate of 293,024 shares of PINE common stock in the open market including (i) 129,271 shares purchased during the six months ended June 30, 2023 for $2.1 million, or an average price per share of $16.21 (ii) 155,665 shares purchased during the year ended December 31, 2022 for $2.7 million, or an average price per share of $17.57 and (iii) 8,088 shares purchased during the year ended December 31, 2021 for $0.1 million, or an average price per share of $17.65.

As of June 30, 2023, CTO owns, in the aggregate, 1,223,854 OP Units and 1,108,814 shares of PINE common stock, inclusive of (i) 394,737 shares of common stock totaling $7.5 million issued in connection with a private placement that closed concurrently with the IPO, (ii) 421,053 shares of common stock totaling $8.0 million issued in connection with the IPO, and (iii) 293,024 shares of common stock totaling $5.0 million purchased by CTO subsequent to the IPO. The aggregate 1,223,854 OP Units and 1,108,814 shares of PINE common stock held by CTO represent an investment totaling $37.9 million, or 14.8% of PINE’s outstanding equity, as of June 30, 2023.

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

The Company incurred management fee expenses totaling $1.1 million and $2.2 million during the three and six months ended June 30, 2023, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.6 million and $1.2 million for the three and six months ended June 30, 2023, respectively. The Company incurred management fee expenses totaling $0.9 million and $1.9 million during the three and six months ended June 30, 2022, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.6 million and $1.1 million for the three and six months ended June 30, 2022, respectively.

The following table represents amounts due to (from) CTO (in thousands):

	As of
Description	June 30, 2023	December 31, 2022
Management Fee due to CTO	$2,200	$993
Other	72	(61)
Total (1)	$2,272	$932
(1)	Included in accrued expenses, see Note 8, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

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

NOTE 17. SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through July 20, 2023, the date the consolidated financial statements were issued.

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

Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. These risks and uncertainties include, but are not limited to, the strength of the real estate market; the impact of a prolonged recession or downturn in economic conditions; our ability to successfully execute acquisition or development strategies; any loss of key management personnel; changes in local, regional, national and global economic conditions affecting the real estate development business and properties, including unstable macroeconomic conditions due to, among other things, geopolitical conflicts, inflation, rising interest rates, and distress in the banking sector; the impact of competitive real estate activity; the loss of any major property tenants; the ultimate geographic spread, severity and duration of pandemics, actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the global economy and our financial condition and results of operations; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

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

We seek to acquire, own and operate primarily freestanding, commercial retail real estate properties located in the United States primarily leased pursuant to long-term net leases. We target tenants in industries that we believe are favorably impacted by macroeconomic trends that support consumer spending, stable and growing employment, and positive consumer sentiment, as well as tenants in industries that have demonstrated resistance to the impact of the e-commerce retail sector or who use a physical presence as a component of their omnichannel strategy. We also seek to invest in properties that are net leased to tenants that we reasonably believe have attractive credit characteristics, stable operating histories, healthy rent coverage levels, are well-located within their respective markets and/or have rents at-or-below market rent levels. Furthermore, we believe that the size of our company allows us, for at least the near term, to focus our investment activities on the acquisition of single properties or smaller portfolios of properties that represent a transaction size that most of our publicly-traded net lease REIT peers will not pursue on a consistent basis.

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

During the six months ended June 30, 2023, the Company acquired nine properties for total acquisition volume of $60.5 million, or $61.6 million including capitalized acquisition costs. During the six months ended June 30, 2023, the Company sold 14 properties for an aggregate sales price of $79.1 million, generating aggregate gains on sale of $5.2 million.

As of June 30, 2023, we owned 143 properties with an aggregate gross leasable area of 3.9 million square feet, located in 34 states, with a weighted average remaining lease term of 7.3 years. Our portfolio was 99.5% leased as of June 30, 2023.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO (our “Manager”). CTO is a Maryland corporation that is a publicly traded diversified REIT and the sole member of our Manager.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

The following presents the Company’s results of operations for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 (in thousands):

	Three Months Ended
	June 30, 2023	June 30, 2022	$ Variance	% Variance
Revenues:
Lease Income	$11,439	$11,280	$159	1.4%
Total Revenues	11,439	11,280	159	1.4%
Operating Expenses:
Real Estate Expenses	1,575	1,285	290	22.6%
General and Administrative Expenses	1,656	1,479	177	12.0%
Depreciation and Amortization	6,423	5,694	729	12.8%
Total Operating Expenses	9,654	8,458	1,196	14.1%
Gain on Disposition of Assets	743	15,637	(14,894)	(95.2)%
Net Income from Operations	2,528	18,459	(15,931)	(86.3)%
Interest Expense	2,438	2,123	315	14.8%
Net Income	90	16,336	(16,246)	(99.4)%
Less: Net Income Attributable to Noncontrolling Interest	(10)	(2,054)	2,044	99.5%
Net Income Attributable to Alpine Income Property Trust, Inc.	$80	$14,282	$(14,202)	(99.4)%

Revenue and Direct Cost of Revenues

Revenue from our property operations during the three months ended June 30, 2023 and 2022, totaled $11.4 million and $11.3 million, respectively. The $0.2 million increase in revenues is reflective of the Company’s volume of property acquisitions during the six months ended June 30, 2023 and the year ended December 31, 2022, partially offset by property sales during the same period. The direct costs of revenues for our property operations totaled $1.6 million and $1.3 million for the three months ended June 30, 2023 and 2022, respectively. The $0.3 million increase in the direct cost of revenues is attributable to the Company’s property portfolio being subject to more expenses reimbursable by tenants.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 (in thousands):

	Three Months Ended
	June 30, 2023	June 30, 2022	$ Variance	% Variance
Management Fee to Manager	$1,102	$948	$154	16.2%
Director Stock Compensation Expense	79	78	1	1.3%
Director & Officer Insurance Expense	62	96	(34)	(35.4)%
Additional General and Administrative Expense	413	357	56	15.7%
Total General and Administrative Expenses	$1,656	$1,479	$177	12.0%

General and administrative expenses totaled $1.7 million and $1.5 million during the three months ended June 30, 2023 and 2022, respectively. The $0.2 million increase is attributable to growth in the Company’s equity base, which led to increased management fee expenses of $0.2 million, which is partially offset by a decrease in director and officer insurance expense.

Depreciation and Amortization

      Depreciation and amortization expense totaled $6.4 million and $5.7 million during the three months ended June 30, 2023 and 2022, respectively. The $0.7 million increase in the depreciation and amortization expense is reflective of the Company’s expanded property portfolio.

Gain on Disposition of Assets

      During the three months ended June 30, 2023, the Company sold four properties for an aggregate sales price of $22.9 million, generating aggregate gains on sale of $0.7 million. During the three months ended June 30, 2022, the Company sold five properties for an aggregate sales price of $72.8 million, generating aggregate gains on sale of $15.6 million.

Interest Expense

Interest expense totaled $2.4 million and $2.1 million during the three months ended June 30, 2023 and 2022, respectively. The $0.3 million increase in interest expense is attributable to the overall increase in the interest rates underlying the Company’s previously variable rate debt, which was entirely fixed as of March 1, 2023. The impact of the overall rate increase was partially offset by a lower average outstanding debt balance during the three months ended June 30, 2023. The overall decrease in the Company’s long-term debt is primarily the result of paying down the outstanding debt balance through a combination of proceeds from stock issuances and funds from operations.

Net Income

Net income totaled $0.1 million and $16.3 million during the three months ended June 30, 2023 and 2022, respectively. The $16.2 million decrease in net income is attributable to the factors described above, most notably the decrease in the gain on disposition of assets of $14.9 million.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

The following presents the Company’s results of operations for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 (in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022	$ Variance	% Variance
Revenues:
Lease Income	$22,605	$22,079	$526	2.4%
Total Revenues	22,605	22,079	526	2.4%
Operating Expenses:
Real Estate Expenses	3,009	2,377	632	26.6%
General and Administrative Expenses	3,171	2,910	261	9.0%
Depreciation and Amortization	12,758	11,366	1,392	12.2%
Total Operating Expenses	18,938	16,653	2,285	13.7%
Gain on Disposition of Assets	5,196	15,637	(10,441)	(66.8)%
Gain on Extinguishment of Debt	23	—	23	100.0%
Net Income from Operations	8,886	21,063	(12,177)	(57.8)%
Interest Expense	5,051	3,803	1,248	32.8%
Net Income	3,835	17,260	(13,425)	(77.8)%
Less: Net Income Attributable to Noncontrolling Interest	(416)	(2,172)	1,756	80.8%
Net Income Attributable to Alpine Income Property Trust, Inc.	$3,419	$15,088	$(11,669)	(77.3)%

Revenue and Direct Cost of Revenues

Revenue from our property operations during the six months ended June 30, 2023 and 2022, totaled $22.6 million and $22.1 million, respectively. The $0.5 million increase in revenues is reflective of the Company’s volume of property acquisitions during the six months ended June 30, 2023 and the year ended December 31, 2022, partially offset by property sales, during the same period. The direct costs of revenues for our property operations totaled $3.0 million and $2.4 million for the six months ended June 30, 2023 and 2022, respectively. The $0.6 million increase in the direct cost of revenues is attributable to the Company’s property portfolio being subject to more expenses reimbursable by tenants.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 (in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022	$ Variance	% Variance
Management Fee to Manager	$2,200	$1,884	$316	16.8%
Director Stock Compensation Expense	159	157	2	1.3%
Director & Officer Insurance Expense	124	192	(68)	(35.4)%
Additional General and Administrative Expense	688	677	11	1.6%
Total General and Administrative Expenses	$3,171	$2,910	$261	9.0%

 General and administrative expenses totaled $3.2 million and $2.9 million during the six months ended June 30, 2023 and 2022, respectively. The $0.3 million increase is attributable to growth in the Company’s equity base, which led to increased management fee expenses of $0.3 million, which is partially offset by a decrease in director and officer insurance expense.

Depreciation and Amortization

      Depreciation and amortization expense totaled $12.8 million and $11.4 million during the six months ended June 30, 2023 and 2022, respectively. The $1.4 million increase in the depreciation and amortization expense is reflective of the Company’s expanded property portfolio.

Gain on Disposition of Assets

      During the six months ended June 30, 2023, the Company sold 14 properties for an aggregate sales price of $79.1 million, generating aggregate gains on sale of $5.2 million. During the six months ended June 30, 2022, the Company sold five properties for an aggregate sales price of $72.8 million, generating aggregate gains on sale of $15.6 million.

Interest Expense

Interest expense totaled $5.0 million and $3.8 million during the six months ended June 30, 2023 and 2022, respectively. The $1.2 million increase in interest expense is attributable to the overall increase in the interest rates underlying the Company’s previously variable rate debt, which was entirely fixed as of March 1, 2023. The impact of the overall rate increase was partially offset by a lower average outstanding debt balance during the six months ended June 30, 2023. The overall decrease in the Company’s long-term debt is primarily the result of paying down the outstanding debt balance through a combination of proceeds from stock issuances and funds from operations.

Net Income

Net income totaled $3.8 million and $17.3 million during the six months ended June 30, 2023 and 2022, respectively. The $13.5 million decrease in net income is attributable to the factors described above, most notably the decrease in the gain on disposition of assets of $10.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $27.9 million as of June 30, 2023, including restricted cash of $20.1 million. See Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance as of June 30, 2023.

Long-Term Debt. As of June 30, 2023, the Company had an outstanding balance of $50.0 million on the $250 million revolving Credit Facility. The Company also had $200.0 million in term loans outstanding as of June 30, 2023. See Note 9, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance at June 30, 2023.

Acquisitions and Dispositions. As further described in Note 3, “Property Portfolio,” during the six months ended June 30, 2023, the Company acquired nine properties for total acquisition volume of $60.5 million, or $61.6 million including capitalized acquisition costs, and sold 14 properties for an aggregate sales price of $79.1 million, generating aggregate gains on sale of $5.2 million.

ATM Program.  During the six months ended June 30, 2023, the Company sold 665,929 shares under the 2022 ATM Program for gross proceeds of $12.6 million at a weighted average price of $18.96 per share, generating net proceeds of $12.4 million.

Capital Expenditures. As of June 30, 2023, the Company had no commitments related to capital expenditures for the maintenance of fixed assets, such as land, buildings, and equipment.

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

Reconciliation of Non-GAAP Measures (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Income	$90	$16,336	$3,835	$17,260
Depreciation and Amortization	6,423	5,694	12,758	11,366
Gain on Disposition of Assets	(743)	(15,637)	(5,196)	(15,637)
Funds From Operations	$5,770	$6,393	$11,397	$12,989
Adjustments:
Gain on Extinguishment of Debt	—	—	(23)	—
Amortization of Intangible Assets and Liabilities to Lease Income	(102)	(69)	(189)	(170)
Straight-Line Rent Adjustment	(109)	(234)	(274)	(528)
COVID-19 Rent Repayments	—	22	—	45
Non-Cash Compensation	79	78	159	157
Amortization of Deferred Financing Costs to Interest Expense	177	132	351	257
Other Non-Cash Expense	28	23	57	47
Adjusted Funds From Operations	$5,843	$6,345	$11,478	$12,797

Weighted Average Number of Common Shares:
Basic	14,059,173	11,844,108	14,030,025	11,753,904
Diluted	15,762,667	13,547,602	15,733,519	13,457,398

Other Data (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
FFO	$5,770	$6,393	$11,397	$12,989
FFO per Diluted Share	$0.37	$0.47	$0.72	$0.97

AFFO	$5,843	$6,345	$11,478	$12,797
AFFO per Diluted Share	$0.37	$0.47	$0.73	$0.95

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled nine properties for a combined purchase price of $60.5 million for the six months ended June 30, 2023 and 35 properties for a combined purchase price of $109.1 million for the six months ended June 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13(a)-15 and 15(d)-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

ITEM 1A. RISK FACTORS

As of June 30, 2023, there have been no material changes in our risk factors from those set forth under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”). The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities of the Company during the three months ended June 30, 2023.

Issuer Purchases of Equity Securities

The following share repurchases were made during the three months ended June 30, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs ($000's)
4/1/2023 - 4/30/2023	—	$—	—	$—
5/1/2023 - 5/31/2023	19,134	15.22	19,134	$4,709	(1)
6/1/2023 - 6/30/2023	4,755	15.22	4,755	$4,636
Total	23,889	$15.22	23,889
(4)	In May 2023, the Company’s Board of Directors approved a $5 million stock repurchase program under which approximately $0.4 million of the Company’s stock had been repurchased as of June 30, 2023. The repurchase program does not have an expiration date.

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

ALPINE INCOME PROPERTY TRUST, INC.
(Registrant)

July 20, 2023	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

July 20, 2023	By:	/s/ Matthew M. Partridge
Matthew M. Partridge, Senior Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)
July 20, 2023	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Vice President and Chief Accounting Officer (Principal Accounting Officer)