Form 10-Q
period 2023-09-30
Alpine Income Property Trust, Inc.
filed 2023-10-19
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the registrant’s common stock outstanding on October 12, 2023 was 13,699,961.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	(Unaudited) September 30, 2023	December 31, 2022
ASSETS
Real Estate:
Land, at Cost	$150,425	$176,857
Building and Improvements, at Cost	332,654	322,510
Total Real Estate, at Cost	483,079	499,367
Less, Accumulated Depreciation	(31,517)	(22,313)
Real Estate—Net	451,562	477,054
Assets Held for Sale	4,410	—
Commercial Loans and Investments	6,874	—
Cash and Cash Equivalents	6,265	9,018
Restricted Cash	11,166	4,026
Intangible Lease Assets—Net	51,624	60,432
Straight-Line Rent Adjustment	1,483	1,668
Other Assets	24,293	21,233
Total Assets	$557,677	$573,431
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$5,625	$4,411
Prepaid Rent and Deferred Revenue	1,884	1,479
Intangible Lease Liabilities—Net	5,184	5,050
Long-Term Debt	249,099	267,116
Total Liabilities	261,792	278,056
Commitments and Contingencies—See Note 18
Equity:
Preferred Stock, $0.01 par value per share, 100 million shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common Stock, $0.01 par value per share, 500 million shares authorized, 13,769,609 shares issued and outstanding as of September 30, 2023 and 13,394,677 shares issued and outstanding as of December 31, 2022	138	134
Additional Paid-in Capital	244,300	236,841
Retained Earnings	1,075	10,042
Accumulated Other Comprehensive Income	17,706	14,601
Stockholders' Equity	263,219	261,618
Noncontrolling Interest	32,666	33,757
Total Equity	295,885	295,375
Total Liabilities and Equity	$557,677	$573,431

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues:
Lease Income	$11,447	$11,520	$33,951	$33,599
Interest Income from Commercial Loans and Investments	112	—	112	—
Total Revenues	11,559	11,520	34,063	33,599
Operating Expenses:
Real Estate Expenses	1,722	1,816	4,731	4,193
General and Administrative Expenses	1,652	1,460	4,823	4,370
Provision for Impairment	2,864	—	2,864	—
Depreciation and Amortization	6,528	5,866	19,286	17,232
Total Operating Expenses	12,766	9,142	31,704	25,795
Gain on Disposition of Assets	2,586	11,611	7,782	27,248
Gain (Loss) on Extinguishment of Debt	—	(284)	23	(284)
Net Income From Operations	1,379	13,705	10,164	34,768
Investment and Other Income	125	9	226	9
Interest Expense	(2,443)	(2,544)	(7,494)	(6,347)
Net Income (Loss)	(939)	11,170	2,896	28,430
Less: Net (Income) Loss Attributable to Noncontrolling Interest	102	(1,400)	(314)	(3,572)
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$(837)	$9,770	$2,582	$24,858

Per Common Share Data:
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.
Basic	$(0.06)	$0.82	$0.18	$2.11
Diluted	$(0.05)	$0.72	$0.16	$1.84

Weighted Average Number of Common Shares:
Basic	13,946,194	11,888,171	14,001,774	11,799,151
Diluted	15,649,688	13,591,665	15,705,268	13,502,645

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$(837)	$9,770	$2,582	$24,858
Other Comprehensive Income
Cash Flow Hedging Derivative - Interest Rate Swaps	1,492	4,762	3,105	13,839
Total Other Comprehensive Income	1,492	4,762	3,105	13,839
Total Comprehensive Income	$655	$14,532	$5,687	$38,697

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

For the three months ended September 30, 2023:

	Common Stock at Par	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance July 1, 2023	$140	$248,958	$5,731	$16,214	$271,043	$33,237	$304,280
Net Loss	—	—	(837)	—	(837)	(102)	(939)
Stock Repurchases	(2)	(4,709)	—	—	(4,711)	—	(4,711)
Stock Issuance to Directors	—	79	—	—	79	—	79
Payment of Equity Issuance Costs	—	(28)	—	—	(28)	—	(28)
Cash Dividends ($0.275 per share)	—	—	(3,819)	—	(3,819)	(469)	(4,288)
Other Comprehensive Income	—	—	—	1,492	1,492	—	1,492
Balance September 30, 2023	$138	$244,300	$1,075	$17,706	$263,219	$32,666	$295,885

For the three months ended September 30, 2022:

	Common Stock at Par	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance July 1, 2022	$119	$208,706	$2,301	$10,999	$222,125	$32,631	$254,756
Net Income	—	—	9,770	—	9,770	1,400	11,170
Stock Issuance to Directors	—	79	—	—	79	—	79
Stock Issuance, Net of Equity Issuance Costs	—	812	—	—	812	—	812
Cash Dividends ($0.275 per share)	—	—	(3,275)	—	(3,275)	(469)	(3,744)
Other Comprehensive Income	—	—	—	4,762	4,762	—	4,762
Balance September 30, 2022	$119	$209,597	$8,796	$15,761	$234,273	$33,562	$267,835

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(Unaudited, in thousands, except per share data)

For the nine months ended September 30, 2023:

	Common Stock at Par	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2023	$134	$236,841	$10,042	$14,601	$261,618	$33,757	$295,375
Net Income	—	—	2,582	—	2,582	314	2,896
Stock Repurchases	(3)	(5,073)	—	—	(5,076)	—	(5,076)
Stock Issuance to Directors	—	224	—	—	224	—	224
Stock Issuance, Net of Equity Issuance Costs	7	12,308	—	—	12,315	—	12,315
Cash Dividends ($0.825 per share)	—	—	(11,549)	—	(11,549)	(1,405)	(12,954)
Other Comprehensive Income	—	—	—	3,105	3,105	—	3,105
Balance September 30, 2023	$138	$244,300	$1,075	$17,706	$263,219	$32,666	$295,885

For the nine months ended September 30, 2022:

	Common Stock at Par	Additional Paid-in Capital	Retained Earnings (Dividends in Excess of Net Income)	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2022	$114	$200,906	$(6,419)	$1,922	$196,523	$31,379	$227,902
Net Income	—	—	24,858	—	24,858	3,572	28,430
Stock Issuance to Directors	—	237	—	—	237	—	237
Stock Issuance, Net of Equity Issuance Costs	5	8,454	—	—	8,459	—	8,459
Cash Dividends ($0.815 per share)	—	—	(9,643)	—	(9,643)	(1,389)	(11,032)
Other Comprehensive Income	—	—	—	13,839	13,839	—	13,839
Balance September 30, 2022	$119	$209,597	$8,796	$15,761	$234,273	$33,562	$267,835

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flow From Operating Activities:
Net Income	$2,896	$28,430
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	19,286	17,232
Amortization of Intangible Lease Assets and Liabilities to Lease Income	(299)	(248)
Amortization of Deferred Financing Costs to Interest Expense	530	407
Accretion of Commercial Loans and Investments Origination Fees	(4)	—
Gain on Disposition of Assets	(7,782)	(27,248)
Provision for Impairment	2,864	—
Non-Cash Compensation	238	236
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(386)	(737)
COVID-19 Rent Repayments	—	45
Other Assets	(237)	(837)
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	1,233	566
Prepaid Rent and Deferred Revenue	405	(237)
Net Cash Provided By Operating Activities	18,744	17,609
Cash Flow From Investing Activities:
Acquisition of Real Estate, Including Capitalized Expenditures	(81,395)	(147,148)
Proceeds from Disposition of Assets	97,919	120,252
Acquisition of Commercial Loans and Investments	(6,870)	—
Net Cash Provided By (Used In) Investing Activities	9,654	(26,896)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	4,750	222,500
Payments on Long-Term Debt	(23,000)	(203,500)
Cash Paid for Loan Fees	(46)	(484)
Repurchase of Common Stock	(5,076)	—
Proceeds From Stock Issuance, Net	12,315	8,459
Dividends Paid	(12,954)	(11,032)
Net Cash Provided By (Used In) Financing Activities	(24,011)	15,943
Net Increase in Cash and Cash Equivalents	4,387	6,656
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	13,044	9,497
Cash and Cash Equivalents and Restricted Cash, End of Period	$17,431	$16,153

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$6,265	$3,834
Restricted Cash	11,166	12,319
Total Cash	$17,431	$16,153

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$6,924	$5,806

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain on Cash Flow Hedge	$3,105	$13,839
Right-of-Use Assets and Operating Lease Liability	$—	$1,831

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

Our portfolio consists of 138 net leased properties located in 103 markets in 35 states. The properties in our portfolio are primarily subject to long-term, net leases, which generally require the tenant to pay or reimburse us for property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. The Company may also acquire or originate commercial loans and investments. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate. See Note 4, “Commercial Loans and Investments” for further disclosure related to the Company’s commercial loans and investments.

The Company operates in two primary business segments: income properties and commercial loans and investments.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO Realty Growth, Inc. (our “Manager”). CTO Realty Growth, Inc. (NYSE: CTO) is a Maryland corporation that is a publicly traded diversified real estate investment trust (“REIT”) and the sole member of our Manager (“CTO”).

ORGANIZATION

The Company is a Maryland corporation that was formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering (“IPO”). We conduct the substantial majority of our operations through Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of September 30, 2023, we have a total ownership interest in the Operating Partnership of 89.0%, with CTO holding, directly and indirectly, a 7.9% ownership interest in the Operating Partnership. The remaining 3.1% ownership interest is held by an unrelated third party in connection with the issuance of units of the Operating Partnership (“OP Units”) as consideration for a portfolio of net lease properties acquired during the year ended December 31, 2021. Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) manages or provides oversight of our business and affairs.

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

SEGMENT REPORTING

Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting, establishes standards related to the manner in which enterprises report operating segment information. The Company operates in two primary business segments: income properties and commercial loans and investments. The Company has no other reportable segments. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of evaluating financial performance.

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

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of September 30, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts totaled $0.3 million and $0.4 million, respectively.

RECOGNITION OF INTEREST INCOME FROM COMMERCIAL LOANS AND INVESTMENTS

Interest income on commercial loans and investments includes interest payments made by the borrower and the accretion of loan origination fees, offset by the amortization of loan costs. Interest payments are accrued based on the actual coupon rate and the outstanding principal balance and purchase discounts and loan origination fees are accreted into income using the effective yield method, adjusted for prepayments.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of September 30, 2023 and December 31, 2022 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of cash and cash equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

RESTRICTED CASH

Restricted cash totaled $11.2 million as of September 30, 2023, of which $10.6 million is being held in various escrow accounts to be reinvested through the like-kind exchange structure into other income properties and $0.6 million is being held in an interest, tax, and insurance reserve account related to the Company’s commercial loan investment.

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

Changes in fair value of the hedging instruments that are highly effective and designated and qualified as cash-flow hedges are recorded in other comprehensive income and loss, until earnings are affected by the variability in cash flows of the designated hedged items (see Note 12, “Interest Rate Swaps”).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable included in other assets, accounts payable, accrued expenses and other liabilities approximate fair value because of the short maturity of these instruments. The carrying value of the Credit Facility, hereinafter defined, approximates current market rates for revolving credit arrangements with similar risks and maturities. The Company estimates the fair value of its commercial loans and investments and term loans based on incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt. The discount rate used to calculate the fair value of debt approximates current lending rates for loans and assumes the debt is outstanding through maturity. Since such amounts are estimates that are based on limited available market information for similar transactions, which is a Level 2 non-recurring measurement, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

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

CONCENTRATION OF CREDIT RISK

During the nine months ended September 30, 2023, Walgreens accounted for 11% of total revenues. There were no tenants who accounted for more than 10% of total revenues during the nine months ended September 30, 2022.

As of September 30, 2023, 13%, 11%, and 10% of the Company’s real estate portfolio, based on square footage, was located in the states of Texas, New Jersey, and Michigan, respectively. As of December 31, 2022, 19% of the Company’s real estate portfolio, based on square footage, was located in the state of Texas.

RECLASSIFICATIONS

Certain items in the prior period’s consolidated statement of operations have been reclassified to conform to the presentation for the three and nine months ending September 30, 2023. There was no impact to retained earnings as a result of the reclassifications.

NOTE 3. PROPERTY PORTFOLIO

As of September 30, 2023, the Company’s property portfolio consisted of 138 properties with total square footage of 3.9 million.

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

The components of leasing revenue are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Lease Income
Lease Payments	$10,049	$9,927	$30,187	$29,818
Variable Lease Payments	1,398	1,593	3,764	3,781
Total Lease Income	$11,447	$11,520	$33,951	$33,599

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to September 30, 2023, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2023	$9,737
2024	38,763
2025	37,041
2026	36,192
2027	32,762
2028	28,859
2029 and Thereafter (Cumulative)	94,062
Total	$277,416

2023 Activity. During the nine months ended September 30, 2023, the Company acquired 12 properties for a combined purchase price of $79.9 million, or a cost of $81.2 million including capitalized acquisition costs. The properties are located in seven different states and had a weighted average remaining lease term of 8.7 years at the time of acquisition. Of the total acquisition cost, $22.1 million was allocated to land, $53.0 million was allocated to buildings and improvements, $8.0 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $0.9 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 9.6 years at acquisition.

During the nine months ended September 30, 2023, the Company sold 22 properties for an aggregate sales price of $99.6 million, generating aggregate gains on sale of $7.8 million. Seven properties were classified as held for sale as of September 30, 2023.

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

NOTE 4. COMMERCIAL LOANS AND INVESTMENTS

2023 Activity. On July 25, 2023, the Company originated a construction loan secured by the property and improvements to be constructed thereon for a 33-acre Wawa-anchored land development project in Greenwood, Indiana for $7.8 million. The construction loan matures on July 25, 2025, bears a fixed interest rate of 8.50% that increases to 9.25% on July 25, 2024, and requires payments of interest only prior to maturity. Funding of the loan will occur as the borrower completes the underlying construction. As of September 30, 2023, the Company has disbursed $6.9 million to the borrower.

The Company’s commercial loans and investments were comprised of the following at September 30, 2023 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – Wawa Land Development – Greenwood, IN	July 2023	July 2025	$7,800	$6,909	$6,874	8.50%

The carrying value of the commercial loans and investments at September 30, 2023 consisted of the following (in thousands). There were no commercial loans and investments as of December 31, 2022:

	As of
	September 30, 2023	December 31, 2022
Current Face Amount	$6,909	$—
Unaccreted Origination Fees	(35)	—
Total Commercial Loans and Investments	$6,874	$—

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$6,265	$6,265	$9,018	$9,018
Restricted Cash - Level 1	$11,166	$11,166	$4,026	$4,026
Commercial Loans and Investments - Level 2	$6,874	$7,015	$—	$—
Long-Term Debt - Level 2	$249,099	$230,827	$267,116	$250,568

The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following tables present the fair value of assets measured on a recurring basis by level as of September 30, 2023 and December 31, 2022 (in thousands). See Note 12, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
2026 Term Loan Interest Rate Swap (1)	$6,639	$—	$6,639	$—
2027 Term Loan Interest Rate Swap (2)	$8,765	$—	$8,765	$—
Credit Facility Interest Rate Swap (3)	$2,302	$—	$2,302	$—
December 31, 2022
2026 Term Loan Interest Rate Swap (1)	$6,125	$—	$6,125	$—
2027 Term Loan Interest Rate Swap (2)	$8,476	$—	$8,476	$—
(1)	As of September 30, 2023, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan (hereinafter defined) balance. See Note 12, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(2)	As of September 30, 2023, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 1.18% plus 0.10% and the applicable spread on the $100 million 2027 Term Loan (hereinafter defined) balance. See Note 12, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(3)	As of September 30, 2023, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus 0.10% and the applicable spread on $50 million of the outstanding balance on the Credit Facility (hereinafter defined). See Note 12, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

NOTE 6. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	As of
	September 30, 2023	December 31, 2022
Intangible Lease Assets:
Value of In-Place Leases	$48,578	$49,974
Value of Above Market In-Place Leases	2,926	3,897
Value of Intangible Leasing Costs	19,005	20,579
Sub-total Intangible Lease Assets	70,509	74,450
Accumulated Amortization	(18,885)	(14,018)
Sub-total Intangible Lease Assets—Net	51,624	60,432
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(6,867)	(6,130)
Sub-total Intangible Lease Liabilities	(6,867)	(6,130)
Accumulated Amortization	1,683	1,080
Sub-total Intangible Lease Liabilities—Net	(5,184)	(5,050)
Total Intangible Assets and Liabilities—Net	$46,440	$55,382

The following table reflects the net amortization of intangible assets and liabilities during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Amortization Expense	$2,218	$2,193	$6,721	$6,484
Accretion to Properties Revenue	(110)	(78)	(299)	(248)
Net Amortization of Intangible Assets and Liabilities	$2,108	$2,115	$6,422	$6,236

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Expense	Future Accretion to Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2023	$2,225	$(120)	$2,105
2024	8,522	(465)	8,057
2025	7,861	(437)	7,424
2026	7,419	(454)	6,965
2027	5,889	(428)	5,461
2028	4,797	(379)	4,418
2029 and Thereafter	12,845	(835)	12,010
Total	$49,558	$(3,118)	$46,440

As of September 30, 2023, the weighted average amortization period of both the total intangible assets and liabilities was 8.8 years.

NOTE 7. PROVISION FOR IMPAIRMENT

Income Properties. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of long-lived assets required to be assessed for impairment is determined on a non-recurring basis using Level 3 inputs in the fair value hierarchy. These Level 3 inputs may include, but are not limited to, letters of intent on specific properties, executed purchase and sale agreements on specific properties, third person valuations, discounted cash flow models, and other model-based techniques.

During the nine months ended September 30, 2023, the Company recorded a $2.9 million impairment charge representing the provision for losses related to seven assets within our income properties segment. The seven assets are leased to one tenant that filed for bankruptcy during the three months ended March 31, 2023. The seven leases underlying the assets were rejected as a part of the bankruptcy proceedings during August of 2023. The Company has executed letters of intent to sell the assets. The impairment charge of $2.9 million is equal to the estimated sales prices for the assets (as set forth in the executed letters of intent), less the book value of the assets as of September 30, 2023, less estimated costs to sell. There were no impairment charges on the Company’s income property portfolio during the three or nine months ended September 30, 2022.

Commercial Loans and Investments. The Company evaluates the collectability of its commercial loans and investments on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company accounts for provisions for credit losses in accordance with ASC Topic 326, Measurement of Credit Losses on Financial Instruments.

There were no impairment charges on the Company’s commercial loans and investments during the three or nine months ended September 30, 2023.

NOTE 8. OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Tenant Receivables—Net of Allowance for Doubtful Accounts (1)	$1,372	$1,172
Prepaid Insurance	42	740
Deposits on Acquisitions	110	30
Prepaid Expenses, Deposits, and Other	2,307	1,494
Deferred Financing Costs—Net	1,266	1,518
Interest Rate Swaps	17,706	14,632
Operating Leases - Right-of-Use Asset (2)	1,490	1,647
Total Other Assets	$24,293	$21,233
(1)	Includes a $0.3 million and $0.4 million allowance for doubtful accounts as of September 30, 2023 and December 31, 2022, respectively.
(2)	See Note 9, “Operating Land Leases” for further disclosure related to the Company’s right-of-use asset balance as of September 30, 2023.

NOTE 9. OPERATING LAND LEASES

The Company is the lessee under operating land leases for certain of its properties. FASB ASC Topic 842, Leases, requires a lessee to recognize right-of-use assets and lease liabilities that arise from leases, whether qualifying as an operating or finance lease. As of September 30, 2023 and December 31, 2022, the Company’s right-of-use assets totaled $1.5 million and $1.6 million, respectively, and the corresponding lease liabilities totaled $1.5 million and $1.7 million, respectively, which balances are reflected within other assets and accounts payable, accrued expenses, and other liabilities, respectively, on the consolidated balance sheets. The right-of-use assets and lease liabilities are measured based on the present value of the lease payments utilizing discount rates estimated to be equal to that which the Company would pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

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

Amortization of right-of-use assets for operating land leases is recognized on a straight-line basis over the term of the lease and is included within real estate expenses in the consolidated statements of operations. Amortization totaled less than $0.1 million and $0.1 million during the three and nine months ended September 30, 2023 and 2022, respectively.

The following table reflects a summary of operating land leases, under which the Company is the lessee, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Operating Cash Outflows	$64	$64	$192	$133
Weighted Average Remaining Lease Term	7.2	8.0	7.2	8.0
Weighted Average Discount Rate	2.0%	2.0%	2.0%	2.0%

Minimum future lease payments under non-cancelable operating land leases, having remaining terms in excess of one year subsequent to September 30, 2023, are summarized as follows (in thousands):

Year Ending December 31,
Remainder of 2023	$64
2024	251
2025	192
2026	202
2027	202
2028	202
2029 and Thereafter	490
Total Lease Payments	$1,603
Imputed Interest	(95)
Operating Leases – Liability	$1,508

NOTE 10. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

Accounts payable, accrued expenses, and other liabilities consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Accounts Payable	$28	$17
Accrued Expenses	2,788	1,609
Tenant Security Deposits	86	165
Due to CTO	1,215	932
Interest Rate Swap	—	31
Operating Leases - Liability (1)	1,508	1,657
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$5,625	$4,411
(1)	See Note 9, “Operating Land Leases” for further disclosure related to the Company’s operating lease liability balance as of September 30, 2023.

NOTE 11. LONG-TERM DEBT

As of September 30, 2023, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Stated Interest Rate	Maturity Date
Credit Facility (1)	$50,000	SOFR + 0.10% + [1.25% - 2.20%]	January 2027
2026 Term Loan (2)	100,000	SOFR + 0.10% + [1.35% - 1.95%]	May 2026
2027 Term Loan (3)	100,000	SOFR + 0.10% + [1.25% - 1.90%]	January 2027
Total Debt/Weighted-Average Rate	$250,000	3.36%
(1)	As of September 30, 2023, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus 0.10% and the applicable spread on $50 million of the outstanding balance on the Credit Facility (hereinafter defined). See Note 12, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swap.
(2)	As of September 30, 2023, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan (hereinafter defined) balance. See Note 12, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(3)	As of September 30, 2023, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 1.18% plus 0.10% and the applicable spread on the $100 million 2027 Term Loan (hereinafter defined) balance. See Note 12, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

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

At September 30, 2023, the commitment level under the Credit Facility was $250.0 million and the Company had an outstanding balance of $50.0 million.

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

Long-term debt as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023		December 31, 2022
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$50,000	$—	$68,250	$—
2026 Term Loan	100,000	—	100,000	—
2027 Term Loan	100,000	—	100,000	—
Financing Costs, net of Accumulated Amortization	(901)	—	(1,134)	—
Total Long-Term Debt	$249,099	$—	$267,116	$—

Payments applicable to reduction of principal amounts as of September 30, 2023 will be required as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2023	$—
2024	—
2025	—
2026	100,000
2027	150,000
2028	—
2029 and Thereafter	—
Total Long-Term Debt - Face Value	$250,000

The carrying value of long-term debt as of September 30, 2023 consisted of the following (in thousands):

Total
Current Face Amount	$250,000
Financing Costs, net of Accumulated Amortization	(901)
Total Long-Term Debt	$249,099

In addition to the $0.9 million of financing costs, net of accumulated amortization included in the table above, as of September 30, 2023, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $1.3 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest Expense	$2,264	$2,394	$6,964	$5,940
Amortization of Deferred Financing Costs to Interest Expense	179	150	530	407
Total Interest Expense	$2,443	$2,544	$7,494	$6,347

Total Interest Paid	$2,243	$2,454	$6,924	$5,806

The Company was in compliance with all of its debt covenants as of September 30, 2023.

NOTE 12. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the three months ended September 30, 2023. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income. The fair value of the interest rate swap agreements are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements is noted below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value as of September 30, 2023
2026 Term Loan (1)	5/21/2021	5/21/2026	2.05% + 0.10% + applicable spread	$100,000	$6,639
2027 Term Loan (2)	9/30/2021	11/26/2024	1.18%+ 0.10% + applicable spread	$100,000	$4,821
2027 Term Loan (3)	11/26/2024	1/31/2027	1.60%+ 0.10% + applicable spread	$80,000	$3,944
Credit Facility (4)	3/1/2023	3/1/2028	3.21%+ 0.10%+ applicable spread	$50,000	$2,302
(1)	As of September 30, 2023, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan balance. The weighted average fixed interest rate of 2.05%, is comprised of: (i) rate swaps on $60.0 million of the 2026 Term Loan balance effective May 21, 2021, as amended on April 14, 2022 in connection with the 2026 Term Loan Amendment, to fix SOFR (prior to April 14, 2022, the swap was to fix LIBOR), and (ii) a rate swap on $40.0 million of the 2026 Term Loan Balance effective September 30, 2022, to fix SOFR.
(2)	As of September 30, 2023, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 1.18% plus 0.10% and the applicable spread on the $100 million 2027 Term Loan balance. The weighted average fixed interest rate of 1.18%, is comprised of: (i) rate swaps on $80.0 million of the 2027 Term Loan balance effective September 30, 2021, as amended on April 14, 2022 in connection with the 2027 Term Loan Amendment, to fix SOFR, (prior to April 14, 2022, the swap was to fix LIBOR), and (ii) a rate swap on $20.0 million of the 2027 Term Loan balance effective September 30, 2022, to fix SOFR.
(3)	The interest rate swap agreement hedges $80.0 million of the $100.0 million 2027 Term Loan balance under different terms and commences concurrent to the interest rate agreements maturing on November 26, 2024 to extend the fixed interest rate through maturity on January 31, 2027.
(4)	As of September 30, 2023, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus 0.10% and the applicable spread on $50 million of the outstanding balance on the Credit Facility. The swap was effective on March 1, 2023.

NOTE 13. EQUITY

SHELF REGISTRATION

On December 1, 2020, the Company filed a shelf registration statement on Form S-3, relating to the registration and potential issuance of its common stock, preferred stock, warrants, rights, and units with a maximum aggregate offering price of up to $350.0 million (the “2020 Registration Statement”). The Securities and Exchange Commission declared the 2020 Registration Statement effective on December 11, 2020.

On September 27, 2023, the Company filed a shelf registration statement on Form S-3, relating to the registration and potential issuance of common stock, preferred stock, debt securities, warrants, rights, and units with a maximum aggregate offering price of up to $350.0 million (the “2023 Registration Statement”). The 2020 Registration Statement was terminated concurrently with the filing of the 2023 Registration Statement. The Securities and Exchange Commission declared the 2023 Registration Statement effective on September 29, 2023.

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

On October 21, 2022, the Company implemented a $150.0 million “at-the-market” equity offering program (the “2022 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. The Company was not active under the 2022 ATM Program during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company sold 665,929 shares under the 2022 ATM Program for gross proceeds of $12.6 million at a weighted average price of $18.96 per share, generating net proceeds of $12.4 million after deducting transaction fees totaling $0.2 million. During the year ended December 31, 2022, the Company sold 1,479,241 shares under the 2022 ATM Program for gross proceeds of $27.8 million at a weighted average price of $18.81 per share, generating net proceeds of $27.4 million after deducting transaction fees totaling $0.4 million.

NONCONTROLLING INTEREST

As of September 30, 2023, CTO holds, directly and indirectly, a 7.9% noncontrolling ownership interest in the Operating Partnership as a result of 1,223,854 OP Units issued to CTO at the time of the Company’s IPO. An additional 3.1% noncontrolling ownership interest is held by an unrelated third party in connection with the issuance of 479,640 OP Units as consideration for a portfolio of net lease properties acquired during the year ended  December 31, 2021.

DIVIDENDS

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Code. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate U.S. federal corporate income taxes payable by the Company. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the three months ended September 30, 2023 and 2022, the Company declared and paid cash dividends on its common stock and OP Units of $0.275 per share and $0.275 per share, respectively. During the nine months ended September 30, 2023 and 2022, the Company declared and paid cash dividends on its common stock and OP Units of $0.825 per share and $0.815 per share, respectively.

NOTE 14. COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income attributable to the Company for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share are determined based on the assumption of the conversion of OP Units on a one-for-one basis using the treasury stock method at average market prices for the periods.

The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$(837)	$9,770	$2,582	$24,858

Weighted Average Number of Common Shares Outstanding	13,946,194	11,888,171	14,001,774	11,799,151
Weighted Average Number of Common Shares Applicable to OP Units using Treasury Stock Method (1)	1,703,494	1,703,494	1,703,494	1,703,494
Total Shares Applicable to Diluted Earnings per Share	15,649,688	13,591,665	15,705,268	13,502,645

Per Common Share Data:
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.
Basic	$(0.06)	$0.82	$0.18	$2.11
Diluted	$(0.05)	$0.72	$0.16	$1.84
(1)	Represents shares underlying OP Units including (i) 1,223,854 shares underlying OP Units issued to CTO in connection with our formation transactions and (ii) 479,640 shares underlying OP Units issued to an unrelated third party in connection with the acquisition of a portfolio of properties during the year ended December 31, 2021 (see Note 13, “Equity”).

NOTE 15. SHARE REPURCHASES

In March 2020, the Board approved a $5.0 million stock repurchase program (the “2020 $5.0 Million Repurchase Program”). During the year ended December 31, 2020, the Company repurchased 456,237 shares of its common stock on the open market for a total cost of $5.0 million, or an average price per share of $11.02, which completed the 2020 $5.0 Million Repurchase Program.

In May 2023, the Board approved a $5.0 million stock repurchase program (the “2023 $5.0 Million Repurchase Program”). Under the 2023 $5.0 Million Repurchase Program, the Company repurchased 23,889 shares of its common stock on the open market for a total cost of $0.4 million, or an average price per share of $15.22, during the nine months ended September 30, 2023. The Company did not repurchase any shares of its common stock under the 2023 $5.0 Million Repurchase Program during the three months ended September 30, 2023.

In July 2023, the Board approved a $15.0 million stock repurchase program (the “2023 $15.0 Million Repurchase Program”). The 2023 $15.0 Million Repurchase Program replaced the 2023 $5.0 Million Repurchase Program. Under the 2023 $15.0 Million Repurchase Program, the Company repurchased 280,332 shares of its common stock on the open market for a total cost of $4.7 million, or an average price per share of $16.78, during the three months ended September 30, 2023.

In aggregate, the Company repurchased 304,221 shares of its common stock on the open market for a total cost of $5.1 million, or an average price per share of $16.66, during the nine months ended September 30, 2023. There were no repurchases of the Company’s common stock during the nine months ended September 30, 2022.

NOTE 16. STOCK-BASED COMPENSATION

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

Each non-employee member of the Board has the option to receive his or her annual retainer fee in shares of Company common stock rather than cash. The number of shares issued to the directors making such election is calculated quarterly by dividing the amount of the quarterly retainer fee payment due to such director by the 20-day trailing average closing price of the Company’s common stock as of the last business day of the calendar quarter, rounded down to the nearest whole number of shares. During the nine months ended September 30, 2023, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.2 million, or 14,464 shares, of which 4,776 shares were issued on April 3, 2023, 4,940 shares were issued on July 3, 2023, and 4,748 shares were issued on October 2, 2023. During the nine months ended September 30, 2022, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.2 million, or 10,977 shares, of which 3,514 shares were issued on April 1, 2022, 3,689 shares were issued on July 1, 2022, and 3,774 shares were issued on October 3, 2022.

Stock compensation expense for the three and nine months ended September 30, 2023 and 2022 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Stock Compensation Expense – Director Restricted Stock	$—	$13	$—	$38
Stock Compensation Expense – Director Retainers Paid in Stock	79	66	238	198
Total Stock Compensation Expense	$79	$79	$238	$236

NOTE 17. RELATED PARTY MANAGEMENT COMPANY

We are externally managed by the Manager, a wholly owned subsidiary of CTO. Subsequent to the IPO, through September 30, 2023, CTO has purchased an aggregate of 293,024 shares of PINE common stock in the open market including (i) 129,271 shares purchased during the nine months ended September 30, 2023 for $2.1 million, or an average price per share of $16.21 (ii) 155,665 shares purchased during the year ended December 31, 2022 for $2.7 million, or an average price per share of $17.57 and (iii) 8,088 shares purchased during the year ended December 31, 2021 for $0.1 million, or an average price per share of $17.65.

As of September 30, 2023, CTO owns, in the aggregate, 1,223,854 OP Units and 1,108,814 shares of PINE common stock, inclusive of (i) 394,737 shares of common stock totaling $7.5 million issued in connection with a private placement that closed concurrently with the IPO, (ii) 421,053 shares of common stock totaling $8.0 million issued in connection with the IPO, and (iii) 293,024 shares of common stock totaling $5.0 million purchased by CTO subsequent to the IPO. The aggregate 1,223,854 OP Units and 1,108,814 shares of PINE common stock held by CTO represent an investment totaling $38.2 million, or 15.1% of PINE’s outstanding equity, as of September 30, 2023.

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

The Company incurred management fee expenses totaling $1.1 million and $3.3 million during the three and nine months ended September 30, 2023, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.6 million and $1.9 million for the three and nine months ended September 30, 2023, respectively. The Company incurred management fee expenses totaling $0.9 million and $2.8 million during the three and nine months ended September 30, 2022, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.6 million and $1.7 million for the three and nine months ended September 30, 2022, respectively.

The following table represents amounts due to (from) CTO (in thousands):

	As of
Description	September 30, 2023	December 31, 2022
Management Fee due to CTO	$1,095	$993
Other	120	(61)
Total (1)	$1,215	$932
(1)	Included in accrued expenses, see Note 10, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

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

We may acquire, sell, or finance net leased properties that would potentially fit the investment criteria for our Manager or its affiliates. Similarly, our Manager or its affiliates may acquire, sell, or finance net leased properties that would potentially fit our investment criteria. Although such acquisitions or dispositions could present conflicts of interest, we nonetheless may pursue and consummate such transactions. Additionally, we may engage in transactions directly with our Manager or its affiliates, including the purchase and sale of all or a portion of a portfolio of assets. If we acquire a net leased property from CTO or one of its affiliates or sell a net leased property to CTO or one of its affiliates, the purchase price we pay to CTO or one of its affiliates or the purchase price paid to us by CTO or one of its affiliates may be higher or lower, respectively, than the purchase price that would have been paid to or by us if the transaction were the result of arm’s length negotiations with an unaffiliated third party.

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

NOTE 18. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

CONTRACTUAL COMMITMENTS – EXPENDITURES

The Company is committed to fund one construction loan as described in Note 4, “Commercial Loans and Investments”. The unfunded portion of the construction loan totaled $0.9 million as of September 30, 2023.

NOTE 19. SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through October 19, 2023, the date the consolidated financial statements were issued.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we refer to “we,” “us,” “our,” or “the Company,” we mean Alpine Income Property Trust, Inc. and its consolidated subsidiaries. References to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Alpine Income Property Trust, Inc. included in this Quarterly Report on Form 10-Q. Some of the comments we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section below entitled “Special Note Regarding Forward-Looking Statements.” Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and of this Quarterly Report on Form 10-Q.

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

Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. These risks and uncertainties include, but are not limited to, the strength of the real estate market; the impact of a prolonged recession or downturn in economic conditions; our ability to successfully execute acquisition or development strategies; credit risk associated with us investing in commercial loans and investments; any loss of key management personnel; changes in local, regional, national and global economic conditions affecting the real estate development business and properties, including unstable macroeconomic conditions due to, among other things, geopolitical conflicts, inflation, rising interest rates, and distress in the banking sector; the impact of competitive real estate activity; the loss of any major property tenants; the ultimate geographic spread, severity and duration of pandemics, actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the global economy and our financial condition and results of operations; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

See “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and of this Quarterly Report on Form 10-Q for further discussion of these risks, as well as additional risks and uncertainties that could cause actual results or events to differ materially from those described in the Company’s forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

OVERVIEW

Alpine Income Property Trust, Inc. is a Maryland corporation that conducts its operations so as to qualify as a REIT for U.S. federal income tax purposes. Substantially all of the operations are conducted through our Operating Partnership.

We seek to acquire, own and operate primarily freestanding, commercial retail real estate properties located in the United States primarily leased pursuant to long-term net leases. We target tenants in industries that we believe are favorably impacted by macroeconomic trends that support consumer spending, stable and growing employment, and positive consumer sentiment, as well as tenants in industries that have demonstrated resistance to the impact of the e-commerce retail sector or who use a physical presence as a component of their omnichannel strategy. We also seek to invest in properties that are net leased to tenants that we believe have attractive credit characteristics, stable operating histories, healthy rent coverage levels, are well-located within their respective markets and/or have rents at-or-below market rent levels. Furthermore, we believe that the size of our company allows us, for at least the near term, to focus our investment activities on the acquisition of single properties or smaller portfolios of properties that represent a transaction size that most of our publicly-traded net lease REIT peers will not pursue on a consistent basis.

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

During the nine months ended September 30, 2023, the Company acquired 12 properties for total acquisition volume of $79.9 million, or $81.2 million including capitalized acquisition costs. During the nine months ended September 30, 2023, the Company sold 22 properties for an aggregate sales price of $99.6 million, generating aggregate gains on sale of $7.8 million.

As of September 30, 2023, we owned 138 properties with an aggregate gross leasable area of 3.9 million square feet, located in 35 states, with a weighted average remaining lease term of 7.1 years. Our portfolio was 99.1% leased as of September 30, 2023. We may also acquire or originate commercial loans and investments associated with commercial real estate located in the United States. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate. During the three months ended September 30, 2023, the Company originated a construction loan secured by the property and improvements to be constructed thereon for a 33-acre Wawa-anchored land development project in Greenwood, Indiana for $7.8 million. The construction loan matures on July 25, 2025, bears a fixed interest rate of 8.50% that increases to 9.25% on July 25, 2024, and requires payments of interest only prior to maturity. Funding of the loan will occur as the borrower completes the underlying construction. As of September 30, 2023, the Company has disbursed $6.9 million to the borrower.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO (our “Manager”). CTO is a Maryland corporation that is a publicly traded diversified REIT and the sole member of our Manager.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

The following presents the Company’s results of operations for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 (in thousands):

	Three Months Ended
	September 30, 2023	September 30, 2022	$ Variance	% Variance
Revenues:
Lease Income	$11,447	$11,520	$(73)	(0.6)%
Interest Income from Commercial Loans and Investments	112	—	112	100.0%
Total Revenues	11,559	11,520	39	0.3%
Operating Expenses:
Real Estate Expenses	1,722	1,816	(94)	(5.2)%
General and Administrative Expenses	1,652	1,460	192	13.2%
Provision for Impairment	2,864	—	2,864	100.0%
Depreciation and Amortization	6,528	5,866	662	11.3%
Total Operating Expenses	12,766	9,142	3,624	39.6%
Gain on Disposition of Assets	2,586	11,611	(9,025)	(77.7)%
Loss on Extinguishment of Debt	—	(284)	284	100.0%
Net Income from Operations	1,379	13,705	(12,326)	(89.9)%
Investment and Other Income	125	9	116	1288.9%
Interest Expense	(2,443)	(2,544)	(101)	(4.0)%
Net Income (Loss)	(939)	11,170	(12,109)	(108.4)%
Less: Net (Income) Loss Attributable to Noncontrolling Interest	102	(1,400)	1,502	107.3%
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$(837)	$9,770	$(10,607)	(108.6)%

Lease Income and Real Estate Expenses

Revenue from our property operations during the three months ended September 30, 2023 and 2022, totaled $11.4 million and $11.5 million, respectively. The $0.1 million decrease in both lease income and real estate expenses is attributable to lower variable lease payments as a result of lower operating expenses.

Commercial Loans and Investments

Interest income from commercial loans and investments totaled $0.1 million for the three months ended September 30, 2023. The income is attributable to a construction loan originated by the Company during the three months ended September 30, 2023. There were no commercial loans and investments generating interest income during the three months ended September 30, 2022.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 (in thousands):

	Three Months Ended
	September 30, 2023	September 30, 2022	$ Variance	% Variance
Management Fee to Manager	$1,095	$951	$144	15.1%
Director Stock Compensation Expense	79	79	—	0.0%
Director & Officer Insurance Expense	62	95	(33)	(34.7)%
Additional General and Administrative Expense	416	335	81	24.2%
Total General and Administrative Expenses	$1,652	$1,460	$192	13.2%

General and administrative expenses totaled $1.7 million and $1.5 million during the three months ended September 30, 2023 and 2022, respectively. The $0.2 million increase is attributable to increased activity in states with franchise fees, which led to an increase in state tax expense of $0.1 million, and growth in the Company’s equity base, which led to increased management fee expenses of $0.1 million.

Provision for Impairment

During the three months ended September 30, 2023, the Company recorded a $2.9 million impairment charge representing the provision for losses related to our income properties as further described in Note 7, “Provision for Impairment”. There were no impairment charges on the Company’s income property portfolio during the three months ended September 30, 2022.

Depreciation and Amortization

      Depreciation and amortization expense totaled $6.5 million and $5.8 million during the three months ended September 30, 2023 and 2022, respectively. The $0.7 million increase in the depreciation and amortization expense is reflective of the Company’s expanded property portfolio.

Gain on Disposition of Assets

      During the three months ended September 30, 2023, the Company sold eight properties for an aggregate sales price of $20.6 million, generating aggregate gains on sale of $2.6 million. During the three months ended September 30, 2022, the Company sold six properties for an aggregate sales price of $50.5 million, generating aggregate gains on sale of $11.6 million.

Loss on Extinguishment of Debt

Simultaneous with the Company entering into the 2022 Amended and Restated Credit Agreement, the Company’s then-existing revolving credit facility (the “Prior Revolving Credit Facility”) was terminated, which resulted in $0.3 million of unamortized deferred financing costs written off during the three months ended September 30, 2022 with no such expense during the three months ended September 30, 2023.

Investment and Other Income

Investment and other income totaled $0.1 million and less than $0.1 million during the three months ended September 30, 2023 and 2022, respectively. The increase is attributable to higher interest rates on bank deposits.

Interest Expense

Interest expense totaled $2.4 million and $2.5 million during the three months ended September 30, 2023 and 2022, respectively. The $0.1 million decrease in interest expense is attributable to the lower average outstanding debt balance during the three months ended September 30, 2023. The impact of the lower average outstanding debt balance was partially offset by an overall increase in interest rates underlying the Company’s previously variable rate debt, which was entirely fixed as of March 1, 2023. The overall decrease in the Company’s long-term debt is primarily the result of paying down the outstanding debt balance through a combination of proceeds from stock issuances and funds from operations.

Net Income

Net loss totaled $0.8 million and net income totaled $9.8 million during the three months ended September 30, 2023 and 2022, respectively. The $10.6 million decrease in net income is attributable to the factors described above, most notably the decrease in the gain on disposition of assets of $9.0 million.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

The following presents the Company’s results of operations for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 (in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022	$ Variance	% Variance
Revenues:
Lease Income	$33,951	$33,599	$352	1.0%
Interest Income from Commercial Loans and Investments	112	—	112	100.0%
Total Revenues	34,063	33,599	464	1.4%
Operating Expenses:
Real Estate Expenses	4,731	4,193	538	12.8%
General and Administrative Expenses	4,823	4,370	453	10.4%
Provision for Impairment	2,864	—	2,864	100.0%
Depreciation and Amortization	19,286	17,232	2,054	11.9%
Total Operating Expenses	31,704	25,795	5,909	22.9%
Gain on Disposition of Assets	7,782	27,248	(19,466)	(71.4)%
Gain (Loss) on Extinguishment of Debt	23	(284)	307	108.1%
Net Income from Operations	10,164	34,768	(24,604)	(70.8)%
Investment and Other Income	226	9	217	2411.1%
Interest Expense	(7,494)	(6,347)	1,147	18.1%
Net Income	2,896	28,430	(25,534)	(89.8)%
Less: Net Income Attributable to Noncontrolling Interest	(314)	(3,572)	3,258	91.2%
Net Income Attributable to Alpine Income Property Trust, Inc.	$2,582	$24,858	$(22,276)	(89.6)%

Lease Income and Real Estate Expenses

Revenue from our property operations during the nine months ended September 30, 2023 and 2022, totaled $34.0 million and $33.6 million, respectively. The $0.4 million increase in revenues is reflective of the Company’s volume of property acquisitions during the nine months ended September 30, 2023 and the year ended December 31, 2022, partially offset by property sales, during the same period. Real estate expenses totaled $4.7 million and $4.2 million for the nine months ended September 30, 2023 and 2022, respectively. The $0.5 million increase in real estate expenses is attributable to the Company’s property portfolio being subject to more expenses reimbursable by tenants.

Commercial Loans and Investments

Interest income from commercial loans and investments totaled $0.1 million for the nine months ended September 30, 2023. The income is attributable to a construction loan originated by the Company during the nine months ended September 30, 2023. There were no commercial loans and investments generating interest income during the nine months ended September 30, 2022.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 (in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022	$ Variance	% Variance
Management Fee to Manager	$3,294	$2,835	$459	16.2%
Director Stock Compensation Expense	238	236	2	0.8%
Director & Officer Insurance Expense	187	287	(100)	(34.8)%
Additional General and Administrative Expense	1,104	1,012	92	9.1%
Total General and Administrative Expenses	$4,823	$4,370	$453	10.4%

 General and administrative expenses totaled $4.8 million and $4.4 million during the nine months ended September 30, 2023 and 2022, respectively. The $0.4 million increase is attributable to growth in the Company’s equity base, which led to increased management fee expenses of $0.4 million.

Provision for Impairment

During the nine months ended September 30, 2023, the Company recorded a $2.9 million impairment charge representing the provision for losses related to our income properties as further described in Note 7, “Provision for Impairment”. There were no impairment charges on the Company’s income property portfolio during the nine months ended September 30, 2022.

Depreciation and Amortization

      Depreciation and amortization expense totaled $19.3 million and $17.2 million during the nine months ended September 30, 2023 and 2022, respectively. The $2.1 million increase in the depreciation and amortization expense is reflective of the Company’s expanded property portfolio.

Gain on Disposition of Assets

      During the nine months ended September 30, 2023, the Company sold 22 properties for an aggregate sales price of $99.6 million, generating aggregate gains on sale of $7.8 million. During the nine months ended September 30, 2022, the Company sold 11 properties for an aggregate sales price of $123.3 million, generating aggregate gains on sale of $27.2 million.

Gain (Loss) on Extinguishment of Debt

As a result of the termination of the Company’s Prior Revolving Credit Facility, $0.3 million of unamortized deferred financing costs were written off during the nine months ended September 30, 2022.

Investment and Other Income

Investment and other income totaled $0.2 million and less than $0.1 million during the nine months ended September 30, 2023 and 2022, respectively. The increase is attributable to higher interest rates on bank deposits.

Interest Expense

Interest expense totaled $7.5 million and $6.3 million during the nine months ended September 30, 2023 and 2022, respectively. The $1.2 million increase in interest expense is attributable to the overall increase in the interest rates underlying the Company’s previously variable rate debt, which was entirely fixed as of March 1, 2023. The impact of the overall rate increase was partially offset by a lower average outstanding debt balance during the nine months ended September 30, 2023. The overall decrease in the Company’s long-term debt is primarily the result of paying down the outstanding debt balance through a combination of proceeds from stock issuances and funds from operations.

Net Income

Net income totaled $2.6 million and $24.9 million during the nine months ended September 30, 2023 and 2022, respectively. The $22.3 million decrease in net income is attributable to the factors described above, most notably the decrease in the gain on disposition of assets of $19.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $17.4 million as of September 30, 2023, including restricted cash of $11.2 million. See Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance as of September 30, 2023.

Long-Term Debt. As of September 30, 2023, the Company had an outstanding balance of $50.0 million on the $250 million revolving Credit Facility. The Company also had $200.0 million in term loans outstanding as of September 30, 2023. See Note 11, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance at September 30, 2023.

Acquisitions and Dispositions. As further described in Note 3, “Property Portfolio,” during the nine months ended September 30, 2023, the Company acquired 12 properties for total acquisition volume of $79.9 million, or $81.2 million including capitalized acquisition costs, and sold 22 properties for an aggregate sales price of $99.6 million, generating aggregate gains on sale of $7.8 million.

ATM Program.  During the nine months ended September 30, 2023, the Company sold 665,929 shares under the 2022 ATM Program for gross proceeds of $12.6 million at a weighted average price of $18.96 per share, generating net proceeds of $12.4 million.

Capital Expenditures. As of September 30, 2023, the Company had no commitments related to capital expenditures for the maintenance of fixed assets, such as land, buildings, and equipment. The Company is committed to fund the construction loan as described in Note 4, “Commercial Loans and Investments”. The unfunded portion of the construction loan totaled $0.9 million as of September 30, 2023.

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

Reconciliation of Non-GAAP Measures (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Income (Loss)	$(939)	$11,170	$2,896	$28,430
Depreciation and Amortization	6,528	5,866	19,286	17,232
Provision for Impairment	2,864	—	2,864	—
Gain on Disposition of Assets	(2,586)	(11,611)	(7,782)	(27,248)
Funds From Operations	$5,867	$5,425	$17,264	$18,414
Adjustments:
(Gain) Loss on Extinguishment of Debt	—	284	(23)	284
Amortization of Intangible Assets and Liabilities to Lease Income	(110)	(78)	(299)	(248)
Straight-Line Rent Adjustment	(112)	(209)	(386)	(737)
COVID-19 Rent Repayments	—	—	—	45
Non-Cash Compensation	79	79	238	236
Amortization of Deferred Financing Costs to Interest Expense	179	150	530	407
Other Non-Cash Expense	29	25	86	72
Adjusted Funds From Operations	$5,932	$5,676	$17,410	$18,473

Weighted Average Number of Common Shares:
Basic	13,946,194	11,888,171	14,001,774	11,799,151
Diluted	15,649,688	13,591,665	15,705,268	13,502,645

Other Data (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
FFO	$5,867	$5,425	$17,264	$18,414
FFO per Diluted Share	$0.37	$0.40	$1.10	$1.36

AFFO	$5,932	$5,676	$17,410	$18,473
AFFO per Diluted Share	$0.38	$0.42	$1.11	$1.37

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled 12 properties for a combined purchase price of $79.9 million for the nine months ended September 30, 2023 and 44 properties for a combined purchase price of $145.7 million for the nine months ended September 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13(a)-15 and 15(d)-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

ITEM 1A. RISK FACTORS

The following risk factors should be read in conjunction with the risk factors from those set forth under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”). The risks described below and in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

A part of our investment strategy is focused on investing in commercial loans and investments which may involve credit risk.

We have invested in a single commercial loan secured by commercial real estate and may from time to time in the future opportunistically invest in additional commercial loans secured by commercial real estate or similar financings secured by real estate. Investments in commercial loans or similar financings of real estate involve credit risk with regard to the borrower, the borrower’s operations and the real estate that secures the financing. The credit risks include, but are not limited to, the ability of the borrower to execute their business plan and strategy, the ability of the borrower to sustain and/or improve the operating results generated by the collateral property, the ability of the borrower to continue as a going concern, and the risk associated with the market or industry in which the collateral property is utilized. Our evaluation of the investment opportunity in a mortgage loan or similar financing includes these elements of credit risk as well as other underwriting criteria and factors. Further, we may rely on third party resources to assist us in our investment evaluation process and otherwise in conducting customary due diligence. Our underwriting of the investment or our estimates of credit risk may not prove to be accurate, as actual results may vary from our estimates. In the event we underestimate the performance of the borrower and/or the underlying real estate which secures our commercial loan or financing, we may experience losses or unanticipated costs regarding our investment and our financial condition, results of operations, and cash flows may be adversely impacted.

Our origination or acquisition of construction loans exposes us to an increased risk of loss.

We may originate or acquire construction loans. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including, but not limited to: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete construction from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan. A borrower default on a construction loan where the property has not achieved completion poses a greater risk than a conventional loan, as completion would be required before the property is able to generate revenue. The process of foreclosing on a property is time-consuming, and we may incur significant expense if we foreclose on a property securing a loan under these or other circumstances.

Our investments in construction loans will require us to make estimates about the fair value of land improvements that may be challenged by the IRS.

We have invested and may in the future invest in construction loans, the interest from which will be qualifying income for purposes of the REIT income tests, provided that the loan value of the real property securing the construction loan is equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is the fair value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) that will secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not challenge our estimate of the loan value of the real property.

We may invest in fixed-rate loan investments, and an increase in interest rates may adversely affect the value of these investments, which could adversely impact our financial condition, results of operations and cash flows.

Increases in interest rates may negatively affect the market value of our investments, particularly any fixed-rate commercial loans or other financings we have invested in. Generally, any fixed-rate commercial loans or other financings will be more negatively affected by rising interest rates than adjustable-rate assets. Reductions in the fair value of our investments could decrease the amounts we may borrow to purchase additional commercial loans or similar financing investments, which could impact our ability to increase our operating results and cash flows. Furthermore, if our borrowing costs are rising while our interest income is fixed for the fixed-rate investments, the spread between our borrowing costs and the fixed-rate we earn on the commercial loans or similar financing investments will contract or could become negative which would adversely impact our financial condition, results of operations, and cash flows.

The commercial loans or similar financings we have acquired and may acquire in the future that are secured by commercial real estate typically depend on the ability of the property owner to generate income from operating the property. Failure to do so may result in delinquency and/or foreclosure.

Commercial loans are secured by commercial property and are subject to risks of delinquency and foreclosure and therefore risk of loss. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. In the event of any default under a commercial loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the commercial loan, which could have a material adverse effect on our financial condition, operating results and cash flows. In the event of the bankruptcy of a commercial loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed commercial loan. If the borrower is unable to repay a mortgage loan or similar financing, our inability to foreclose on the asset in a timely manner, and/or our inability to obtain value from reselling or otherwise disposing of the asset for an amount equal to our investment basis, would adversely impact our financial condition, results of operations, and cash flows.

The activities or actions of a third-party servicer engaged to service our investment in a commercial loan or similar debt financing could adversely impact the value of our investment or our results of operations and cash flows.

Any future investments in first mortgages or other debt financings secured by real estate may require a third-party servicer to service the loan on our behalf and/or on behalf of third parties who have invested in some portion of the debt financing. An intended or unintended breach by the servicer with regard to their servicing of the debt financing or in their contractual obligations and fiduciary duties to us or the other holders of the debt financing could adversely impact the value of our investment or our results of operations and cash flows.

We may suffer losses when a borrower defaults on a loan and the value of the underlying collateral is less than the amount due.

If a borrower defaults on a non-recourse loan, we will only have recourse to the real estate-related assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. Conversely, commercial loans we invest in may be unsecured or be secured only by equity interests in the borrowing entities. These loans are subject to the risk that other lenders in the capital stack may be directly secured by the real estate assets of the borrower or may otherwise have a superior right to repayment. Upon a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate. In such cases, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the borrower before a default and, as a result, the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.

Commercial loans we may invest in may be backed by individual or corporate guarantees from borrowers or their affiliates which guarantees are not secured. If the guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Should we not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will have recourse as an unsecured creditor only to the general assets of the borrower or guarantor, some or all of which may be pledged as collateral for other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants, or that sufficient assets will be available to pay amounts owed to us under our loans and guarantees. Because of these factors, we may suffer additional losses which could have a material adverse effect on our financial condition, operating results and cash flows.

Upon a borrower bankruptcy, we may not have full recourse to the assets of the borrower to satisfy our loan. Additionally, in some instances, our loans may be subordinate to other debt of certain borrowers. If a borrower defaults on our loan or on debt senior to our loan, or a borrower files for bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods), and control decisions made in bankruptcy proceedings. Bankruptcy and borrower litigation can significantly increase collection costs and the time needed for us to acquire title to the underlying collateral (if applicable), during which time the collateral and/or a borrower’s financial condition may decline in value, causing us to suffer additional losses.

If the value of collateral underlying a loan declines, or interest rates increase during the term of a loan, a borrower may not be able to obtain the necessary funds to repay our loan at maturity through refinancing because the underlying property revenue cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer additional loss which may adversely impact our financial condition, operating results and cash flows.

As a result of any of the above factors or events, the losses we may suffer could adversely impact our financial condition, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities of the Company during the three months ended September 30, 2023.

Issuer Purchases of Equity Securities

The following share repurchases were made during the three months ended September 30, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs ($000's)
7/1/2023 - 7/31/2023	50,635	$16.90	50,635	$14,144	(1)
8/1/2023 - 8/31/2023	94,851	16.93	94,851	$12,538
9/1/2023 - 9/30/2023	134,846	16.63	134,846	$10,297
Total	280,332	$16.78	280,332
(4)	In July 2023, the Company’s Board of Directors approved a $15 million stock repurchase program under which approximately $4.7 million of the Company’s stock had been repurchased as of September 30, 2023. The repurchase program does not have an expiration date.

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

ALPINE INCOME PROPERTY TRUST, INC.
(Registrant)

October 19, 2023	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

October 19, 2023	By:	/s/ Matthew M. Partridge
Matthew M. Partridge, Senior Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)
October 19, 2023	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Vice President and Chief Accounting Officer (Principal Accounting Officer)