Form 10-K
period 2023-12-31
Alpine Income Property Trust, Inc.
filed 2024-02-08
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

On June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $208,761,768 based on the closing sales price of the Registrant’s common stock on such date as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant’s common stock of which the Registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

The number of shares of the registrant’s common stock outstanding on February 1, 2024 was 13,618,108.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this report.

PART I

When we refer to “we,” “us,” “our,” “PINE,” or “the Company,” we mean Alpine Income Property Trust, Inc. and its consolidated subsidiaries. References to “Notes to the Financial Statements” refer to the Notes to the Consolidated Financial Statements of Alpine Income Property Trust, Inc. included in Item 8 of this Annual Report on Form 10-K. Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K, or any document incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-K.

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

ITEM 1.            BUSINESS

OVERVIEW

We are a real estate investment trust (“REIT”) that owns and operates a high-quality portfolio of commercial net lease properties all located in the United States. Our properties are primarily leased to industry leading, creditworthy tenants, many of which operate in industries we believe are resistant to the impact of e-commerce. Our portfolio consists of 138 net leased properties located in 104 markets in 35 states. The properties in our portfolio are primarily subject to long-term  leases, which generally require the tenant to pay directly or reimburse us for property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. We may also acquire or originate commercial loans and investments. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate.

The Company operates in two primary business segments: income properties and commercial loans and investments.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC (our “Manager”), a Delaware limited liability company and a wholly owned subsidiary of CTO Realty Growth, Inc. (NYSE: CTO) (“CTO”). CTO is a Maryland corporation that is a publicly traded diversified REIT and the sole member of our Manager.

The Company elected to be taxed as a REIT for U.S. federal income tax purposes commencing with its initial taxable year ended December 31, 2019. We believe we have been organized and have operated in such a manner as to qualify and maintain our qualification for taxation as a REIT under the U.S. federal income tax laws. We intend to continue to operate in such a manner, but no assurances can be given that we will continue to operate in such a manner as to qualify and maintain our qualification for taxation as a REIT under the U.S. federal income tax laws.

Our primary objective is to maximize cash flow and value per share by generating stable and growing cash flows and attractive risk-adjusted returns through the ownership, operation and growth through acquisition of a diversified portfolio of high-quality, net leased commercial properties with attractive long-term real estate fundamentals and through the investment of commercial loans secured by commercial real estate. The 138 properties in our portfolio are 99% occupied and represent 3.8 million of gross rentable square feet with leases that have a weighted average lease term of 7.0 years (weighting based on annualized base rent as of December 31, 2023). Our portfolio is representative of our investment strategy, which consists of one or more of the following core investment criteria:

●	Attractive Locations. The 138 properties in our portfolio represent 3.8 million gross rentable square feet, are 99% occupied, and are primarily located in, or in close proximity to major metropolitan statistical areas, or MSAs, and in markets in the United States with favorable economic and demographic conditions supporting the underlying businesses of our tenants. As of December 31, 2023, approximately 50% of our portfolio’s annualized base rent was derived from properties located in MSAs with populations greater than one million people.

●	Creditworthy Tenants. 65% of our portfolio’s annualized base rent as of December 31, 2023 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency. The Company defines an investment grade credit rating as a rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners of Baa3, BBB-, or NAIC-2 or higher. If applicable, in the event of a split rating between S&P Global Ratings and Moody’s Investors Services, the Company utilizes the higher of the two ratings as its reference point as to whether a tenant has an investment grade credit rating. Our largest tenant, Walgreens, has a ‘BBB-’ credit rating from S&P Global Ratings and a ‘Ba2’ credit rating from Moody’s Investors Services and contributed 11% of lease income from the Company’s income properties for the year ended December 31, 2023.

●	Geographic Diversity. Our portfolio is spread across 104 markets in 35 states. Our largest property, as measured by annualized base rent, is located in the Rochester, New York MSA.

●	99% Occupied with Primarily Long Duration Leases. Our portfolio is 99% occupied. The leases in our portfolio have a weighted average remaining lease term of 7.0 years (weighted based on annualized base rent as of December 31, 2023).

In addition to our income property portfolio, as of December 31, 2023, our business included a portfolio of three commercial loan investments secured by real estate.

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

We conduct the substantial majority of our operations through, and substantially all of our assets are held by, Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. As of December 31, 2023, we have a total ownership interest in the Operating Partnership of 91.8%, with CTO holding, directly and indirectly, an 8.2% ownership interest in the Operating Partnership. Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) manages our business and affairs.

Each limited partner of the Operating Partnership has the right to require the Operating Partnership to redeem part or all of its units of the Operating Partnership (“OP Units”) for cash, based upon the value of an equivalent number of shares of our common stock at the time of the redemption, or, at our election, shares of our common stock on a one-for-one basis, beginning on and after the date that is 12 months after issuance of such OP Units, subject to certain adjustments and the restrictions on ownership and transfer of our stock set forth in our charter. Each redemption of OP Units will increase our percentage ownership interest in the Operating Partnership and our share of its cash distributions and profits and losses.

We are externally managed by our Manager. Concurrently with the closing of the IPO, CTO invested $15.5 million in exchange for 815,790 shares of our common stock. See Note 18, “Related Party Management Company” in the Notes to the Financial Statements for the Company’s disclosure related to CTO’s purchase of PINE common stock subsequent to the IPO.

Capital Markets

Equity. On December 1, 2020, the Company filed a shelf registration statement on Form S-3, relating to the registration and potential issuance of its common stock, preferred stock, warrants, rights, and units with a maximum aggregate offering price of up to $350.0 million (the “2020 Registration Statement”). The Securities and Exchange Commission (the “SEC”) declared the 2020 Registration Statement effective on December 11, 2020.

On September 27, 2023, the Company filed a shelf registration statement on Form S-3, relating to the registration and potential issuance of its common stock, preferred stock, debt securities, warrants, rights, and units with a maximum aggregate offering price of up to $350.0 million (the “2023 Registration Statement”). The 2020 Registration Statement was terminated concurrently with the filing of the 2023 Registration Statement. The SEC declared the 2023 Registration Statement effective on September 29, 2023.

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

On October 21, 2022, the Company implemented a $150.0 million “at-the-market” equity offering program (the “2022 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. During the year ended December 31, 2023, the Company sold 665,929 shares under the 2022 ATM Program for gross proceeds of $12.6 million at a weighted average price of $18.96 per share, generating net proceeds of $12.4 million after deducting transaction fees totaling $0.2 million. During the year ended December 31, 2022, the Company sold 1,479,241 shares under the 2022 ATM Program for gross proceeds of $27.8 million at a weighted average price of $18.81 per share, generating net proceeds of $27.4 million after deducting transaction fees totaling $0.4 million.

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

Mortgage Notes Payable. On June 30, 2021, in connection with the acquisition of six net lease properties from CTO (the “CMBS Portfolio”), the Company assumed an existing $30.0 million secured mortgage, which bears interest at a fixed rate of 4.33% (the “CMBS Loan”). On December 1, 2022, the Company completed the defeasance of the CMBS Loan, unencumbering the CMBS Portfolio. The Company sold four of the six properties subsequent to the defeasance, during the year ended December 31, 2022.

Market Opportunity

We believe the net lease property market has expanded steadily over the last several years, and investor demand for net leased properties has generally remained steady. Unlike a gross lease, which places the financial responsibility for most expenses with the property owner, the net lease structure shifts the majority or entirety of costs for property taxes, insurance, maintenance and often utilities and capital expenditures, to the lessee, in addition to rent payments. Net leases are generally executed for an initial term of 10 to 15 years, but 20- and 25-year leases are not uncommon. Lease agreements often include multiple options for the tenant to extend and may include terms for periodic rent increases. Comparatively, multi-tenant commercial real estate properties under gross leases often have average initial lease terms between five and ten years with shorter or fewer options to extend. Rent escalation is also commonly embedded in the net lease terms as a specified percentage increase of existing rent per year or determined by reference to an inflation measure such as the Consumer Price Index. With cash flows that are intended to be passive, stable and paid at regular intervals, net leased real estate is similar, in many ways, to interest-bearing corporate bonds, but with the additional potential for appreciation in the value of the underlying property.

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

We believe that the net leased properties we own and intend to acquire will provide our stockholders with investment diversification and can deliver strong risk-adjusted returns. We expect the majority of our net leased properties will be retail properties. We believe the risk-adjusted returns for retail properties within our portfolio are compelling and offer attractive investment yields, rental rates at or below prevailing market rental rates and an investment basis below replacement cost.

We may also acquire or originate commercial loans and investments associated with commercial real estate located in the United States. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate. The Company seeks to invest in commercial loans and investments secured by real estate with the same general fundamentals as our net lease property investments.

Property Portfolio

As of December 31, 2023, the Company owned 138 properties in 35 states. The following is a summary of the relevant leases attributable to these properties:

Description	Location	Rentable Square Feet		Annualized Base Rent ($000's) (1)
Dicks Sporting Goods	Victor, NY	120,908		1,870
Walmart	Howell, MI	214,172		1,369
LA Fitness	Riverview, FL	45,000		958
Lowe's	Houston, TX	131,644		917
Kohl's	Chandler, AZ	86,584		894
Lowe's	Logan, WV	114,731		870
Burlington	North Richland Hills, TX	70,891		859
Hobby Lobby	Tulsa, OK	84,180		842
At Home	North Canton, OH	89,902		801
Camping World	Hermantown, MN	66,033		776
Lowe's	Adrian, MI	101,287		703
Home Depot (3)	Woodridge, IL	110,626		693
Century Theater	Reno, NV	52,474		661
At Home	Turnersville, NJ	89,460		641
Live Nation	East Troy, WI	-	(2)	634
Academy Sports	Florence, SC	58,410		625
Lowe's	Fremont, OH	125,357		603
Dicks Sporting Goods	Chesterfield, MI	49,979		603
Lowe's (3)	Webster, TX	163,300		571
Crunch Fitness	Buford, GA	24,800		514
Walgreens	Feasterville-Trevose, PA	14,820		509
Best Buy	Lafayette, LA	45,611		507
AMC	Tyngsborough, MA	39,474		507
Sportsman's Warehouse	Morgantown, WV	30,547		498
Dicks Sporting Goods	Vineland, NJ	50,000		496
Party City	Oceanside, NY	15,500		490
Dicks Sporting Goods	McDonough, GA	46,315		473
Walgreens	Blackwood, NJ	14,820		464
Walgreens	Brick, NJ	14,550		450
Old Time Pottery	Orange Park, FL	84,180		439
Walgreens	West Hartford, CT	12,805		430
Best Buy	Dayton, OH	45,535		409
Marshalls	Vineland, NJ	30,006		375
CVS	Baton Rouge, LA	13,813		369
Walgreens	Birmingham, AL	14,516		364
Walgreens	Alpharetta, GA	15,120		363
Verizon	Vineland, NJ	6,034		359

Walgreens	Decatur, IL	14,820	353
Best Buy	McDonough, GA	30,038	338
Walgreens	Edgewater, MD	14,820	328
Walgreens	Clermont, FL	13,650	328
Verizon	Turnersville, NJ	6,027	326
Home Depot	Vineland, NJ	125,218	321
Michaels	Vineland, NJ	24,000	318
Old Time Pottery	West Chicago, IL	78,721	313
Office Depot	Albuquerque, NM	30,346	300
Best Buy	Vineland, NJ	20,460	297
Ashley HomeStore	Dayton, OH	33,310	285
Walgreens	Taylorville, IL	14,550	282
Walgreens	Tacoma, WA	14,125	259
Walgreens	Albany, GA	14,770	258
Walmart	Hempstead, TX	52,190	253
Festival Foods	Portage, WI	54,720	252
TJ Maxx	Vineland, NJ	22,910	245
Walmart	Malden, MO	48,081	240
Walgreens	Glen Burnie, MD	14,490	228
Hobby Lobby	Aberdeen, SD	49,034	221
7-Eleven (3)	Olathe, KS	4,165	219
Office Depot	Gadsden, AL	23,638	217
Circle K	Indianapolis, IN	4,283	210
Mattress Firm	Richmond, IN	5,108	175
Mattress Firm	Lake City, FL	4,577	170
Family Dollar	Lynn, MA	9,228	160
Tractor Supply Company	Washington Court, OH	39,984	159
Advance Auto Parts	St. Paul, MN	7,201	150
Harbor Freight	Washington, MO	23,466	150
Advance Auto Parts	Severn, MD	6,876	148
Red Robin (3)	Vineland, NJ	4,575	141
O'Reilly Auto Parts	Angels Camp, CA	7,066	128
Dollar General	Kermit, TX	10,920	126
Burger King	Plymouth, NC	3,142	125
Harbor Freight	Midland, MI	14,624	124
Tractor Supply Company	California, MO	23,042	123
Mattress Firm	Gadsden, AL	7,237	122
Tractor Supply Company	Owensville, MO	38,452	121
Dollar General	Chazy, NY	9,277	119
Dollar Tree/Family Dollar	Auburn, NE	10,577	118
Dollar General	Odessa, TX	9,127	117
Dollar Tree/Family Dollar	McKenney, VA	10,531	116
Chick-Fil-A (3)	Vineland, NJ	4,570	115
Dollar General	Willis, TX	9,138	114
Dollar Tree/Family Dollar	Medicine Lodge, KS	10,566	114
Dollar Tree/Family Dollar	Lake City, AR	10,424	114
Dollar Tree/Family Dollar	Amsterdam, OH	10,500	113
Dollar General	Winthrop, NY	9,167	113
Dollar Tree/Family Dollar	Burlington, KS	10,500	113
Dollar Tree/Family Dollar	Burlington, NC	11,394	113
Dollar Tree/Family Dollar	Caneyville, KY	10,604	112
Dollar Tree/Family Dollar	Caney, KS	10,555	112
Dollar General	Cut and Shoot, TX	9,096	112
Dollar Tree	Sulphur, OK	10,000	112
Advance Auto Parts	Ware, MA	6,889	112
Family Dollar	Tipton, MO	10,557	111
Pet Supplies Plus	North Canton, OH	8,400	110
Dollar General	Milford, ME	9,128	110
Dollar Tree	Demopolis, AL	10,159	110
Dollar Tree	Madill, OK	9,682	109
Dollar Tree/Family Dollar	Superior, NE	10,500	109
Dollar Tree/Family Dollar	Sabetha, KS	10,500	108
Dollar Tree/Family Dollar	Phillipsburg, KS	10,500	106
Dollar Tree/Family Dollar	Van Buren, MO	10,500	106
Dollar General	Salem, NY	9,199	105
Dollar Tree/Family Dollar	Plainville, KS	10,500	105
Family Dollar	McGehee, AR	10,993	105
Dollar Tree	Gladewater, TX	10,111	105
Dollar Tree	Stilwell, OK	9,828	105
Dollar Tree/Family Dollar	Town Creek, AL	10,545	104
Dollar Tree/Family Dollar	Tecumseh, NE	10,644	104
Dollar Tree/Family Dollar	Anthony, KS	10,500	104
Dollar General	Bingham, ME	9,345	104

Dollar General	Harrisville, NY	9,309	104
Dollar Tree/Family Dollar	Murfreesboro, AR	10,500	104
Dollar General	Heuvelton, NY	9,342	104
Firestone	Pittsburgh, PA	10,629	103
Dollar General	Barker, NY	9,275	102
Dollar General	Limestone, ME	9,167	100
Dollar Tree/Family Dollar	Anderson, AL	10,607	99
Dollar General	Hammond, NY	9,219	98
Dollar Tree/Family Dollar	Des Arc, AR	10,555	98
Dollar General	Somerville, TX	9,252	96
Family Dollar	Dearing, GA	9,288	95
Boston Market (3)	Turnersville, NJ	2,627	94
Dollar General	Seguin, TX	9,155	90
Dollar Tree	Albuquerque, NM	10,023	85
Dollar Tree/Family Dollar	Lake Village, AR	14,592	84
Dollar General	Newtonsville, OH	9,290	83
Dollar General	Del Rio, TX	9,219	83
Advance Auto Parts	Athens, GA	6,871	78
Dollar General	Warsaw, NY	14,495	74
O'Reilly Auto Parts	Duluth, MN	11,182	72
Salon Lofts	North Canton, OH	4,000	72
Advance Auto Parts	Ludington, MI	6,604	63
Advance Auto Parts	New Baltimore, MI	6,784	63
Dollar General	Perry, NY	9,181	59
Starbucks	Vineland, NJ	1,500	57
Dollar General	Dansville, NY	9,174	57
Dollar General	Ellicottville, NY	9,144	56
Long John Silvers (3)	Tulsa, OK	2,701	55
Sushi Lovers	Vineland, NJ	1,999	54
AutoZone	Winston-Salem, NC	8,008	42
Philly Pretzel	Vineland, NJ	1,505	40
T-Mobile	Vineland, NJ	3,002	25
Vacant	Jackson, MS	1,920	-
Vacant	Leland, MS	3,343	-
Vacant	Massillon, OH	1,363	-
Vacant	Parma, OH	1,884	-
Vacant	Cadiz, OH	1,292	-
Vacant	Lorain, OH	900	-
Vacant	Cleveland, OH	2,554	-
Vacant	Victor, NY	20,055	-
		3,843,264	$38,767
(1)	Annualized straight-line base rental income in place as of December 31, 2023.
(2)	The Alpine Valley Music Theatre, leased to Live Nation Entertainment, Inc., is an entertainment venue consisting of a two-sided, open-air, 7,500-seat pavilion; an outdoor amphitheater with a capacity for 37,000; and over 150 acres of green space.
(3)	We are the lessor in a ground lease with the tenant. Rentable square feet represents improvements on the property that revert to us at the expiration of the lease.

Certain individual tenants in the Company’s portfolio of income properties accounted for more than 10% of lease income from the Company’s income properties during the years ended December 31, 2023 and 2021. No individual tenant accounted for more than 10% of lease income from the Company’s income properties during the year ended December 31, 2022. For the year ended December 31, 2023, Walgreens represented 11% of lease income from the Company’s income properties. Wells Fargo represented 12% of lease income from the Company’s income properties for the year ended December 31, 2021. As of December 31, 2023, 13%, 11%, and 11% of the Company’s income property portfolio, based on square footage, was located in the states of Texas, New Jersey, and Michigan, respectively. As of December 31, 2022, 19% of the Company’s income property portfolio, based on square footage, was located in the state of Texas.

Commercial Loans and Investments

Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in the entity that owns the real estate. As of December 31, 2023, our investments in commercial loans are all associated with commercial real estate located in the United States, are current and performing, and bear interest at a fixed rate.

2023 Commercial Loans and Investments Portfolio. During the year ended December 31, 2023, the Company invested in three commercial loans with a total funding commitment of $38.6 million. As of December 31, 2023, the Company’s commercial loan investments portfolio included two construction loans and one mortgage note with a total carrying value of $35.1 million. See Note 4, “Commercial Loans and Investments” in the Notes to the Financial Statements for additional disclosures related to the Company’s commercial loans and investments as of December 31, 2023.

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

Our Manager has the ability to earn an annual incentive fee based on our total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. We would pay our Manager an incentive fee with respect to each annual measurement period in the amount of the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was due for the years ended December 31, 2023, 2022, or 2021.

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

COMPETITION

The real estate business, generally, is highly competitive. We intend to focus on investing in commercial real estate that produces income primarily through the leasing of assets to tenants and on acquiring or originating commercial loans and investments associated with commercial real estate located in the United States. To identify investment opportunities in income-producing real estate assets and commercial loans and investments and to achieve our investment objectives, we compete with numerous companies and organizations, both public as well as private, of varying sizes, ranging from organizations with local operations to organizations with national scale and reach, and in some cases, we compete with individual real estate investors. In all the markets in which we compete to acquire net leased properties, price is the principal method of competition, with transaction structure and certainty of execution also being significant considerations for potential sellers. We face competition for acquisitions of real property and acquisitions and originations of commercial loans and investments from investors, including traded and non-traded public REITs, private equity investors, institutional investment funds, debt funds, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, investment banking firms, financial institutions, hedge funds, governmental bodies and other entities, many of which have greater financial resources than we do, a greater ability to borrow funds to acquire or originate properties or other investments and the ability to accept more risk. This competition may increase the demand for the types of properties or commercial loans and investments in which we typically invest and, therefore, reduce the number of suitable investment opportunities available to us and increase the prices paid for such acquisition properties or commercial loans and investments. This competition will increase if investments in real estate become more attractive relative to other forms of investment.

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

EMPLOYEES

The Company has no employees and is externally managed and advised by our Manager pursuant to the Management Agreement. Our Manager is a wholly owned subsidiary of CTO. All of our executive officers also serve as executive officers of CTO, and one of our executive officers and directors, John P. Albright, also serves as an executive officer and director of CTO.

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

ITEM 1A.             RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized below in this Item 1A, “Risk Factors” included in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

●	We are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties.
●	Adverse changes in U.S., global and local regions or markets that impact our tenants’ businesses may materially and adversely affect us generally and the ability of our tenants to make rental payments to us pursuant to our leases.
●	Our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us.
●	Our assessment that certain of our tenants’ businesses are insulated from e-commerce pressure may prove to be incorrect, and changes in macroeconomic trends may adversely affect our tenants, either of which could impair our tenants’ ability to make rental payments to us and thereby materially and adversely affect us.
●	Properties occupied by a single tenant pursuant to a single lease subject us to significant risk of tenant default.
●	Our portfolio has geographic market concentrations that make us susceptible to adverse developments in those geographic markets.
●	We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.
●	Certain of our tenants are not rated by a recognized credit rating agency or do not have an investment grade rating from such an agency. Leases with unrated or non-investment grade rated tenants may be subject to a greater risk of default.
●	The decrease in demand for retail space may materially and adversely affect us.

●	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
●	The tenants that occupy our properties compete in industries that depend upon discretionary spending by consumers. A reduction in the willingness or ability of consumers to use their discretionary income in the businesses of our tenants and potential tenants could adversely impact our tenants’ business and thereby adversely impact our ability to collect rents and reduce the demand for leasing our properties.
●	The vacancy of one or more of our properties could result in us having to incur significant capital expenditures to re-tenant the space.
●	We may be unable to identify suitable property acquisitions or developments, which may impede our growth, and our future acquisitions and developments may not yield the returns we expect.
●	We face significant competition for tenants, which may adversely impact the occupancy levels of our portfolio or prevent increases of the rental rates of our properties.
●	A part of our investment strategy is focused on investing in commercial loans and investments which may involve credit risk or repayment risk.
●	We may invest in fixed-rate loan investments, and an increase in market interest rates may adversely affect the value of these investments, which could adversely impact our financial condition, results of operations and cash flows.
●	The commercial loans or similar financings we may acquire that are secured by commercial real estate typically depend on the ability of the property owner to generate income from operating the property. Failure to do so may result in delinquency and/or foreclosure.
●	We may suffer losses when a borrower defaults on a loan and the value of the underlying collateral is less than the amount due.
●	We may experience a decline in the fair value of our real estate assets or investments which could result in impairments and would impact our financial condition and results of operations.
●	The costs of compliance with or liabilities related to environmental laws may materially and adversely affect us.
●	Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediation.
●	Our senior management team is required to operate two publicly traded companies, CTO and our company, which could place a significant strain on our senior management team and the management systems, infrastructure and other resources of CTO on which we rely.
●	We have no employees and are entirely dependent upon our Manager for all the services we require, and we cannot assure you that our Manager will allocate the resources necessary to meet our business objectives.
●	CTO may be unable to obtain or retain the executive officers and other personnel that it provides to us through our Manager.
●	The base management fee payable to our Manager pursuant to the Management Agreement is payable regardless of the performance of our portfolio, which may reduce our Manager’s incentive to devote the time and effort to seeking profitable investment opportunities for us.
●	The incentive fee payable to our Manager pursuant to the Management Agreement may cause our Manager to select investments in more risky assets to increase its incentive compensation.
●	There are conflicts of interest in our relationships with our Manager, which could result in outcomes that are not in our best interests.
●	Termination of the Management Agreement could be difficult and costly, including as a result of payment of termination fees to our Manager, and may cause us to be unable to execute our business plan, which could materially and adversely affect us.
●	The Management Agreement with our Manager and the ROFO Agreement with CTO were not negotiated on an arm’s-length basis and may not be as favorable to us as if they had been negotiated with unaffiliated third parties.
●	Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
●	Even if we remain qualified as a REIT, we may face other tax liabilities that could reduce our cash flows and negatively impact our results of operations and financial condition.
●	Failure to make required distributions would subject us to U.S. federal corporate income tax.
●	Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

●	The prohibited transactions tax may limit our ability to dispose of our properties.
●	The ability of the Board to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.
●	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

Risks Related to Our Income Properties Segment

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

Additionally, we believe that many of the businesses operated by our tenants are benefiting from macroeconomic trends that support consumer spending, such as low unemployment and positive consumer sentiment. Economic conditions are generally cyclical, and developments that discourage consumer spending, such as increasing unemployment, wage stagnation, decreases in the value of real estate, inflation or increasing interest rates, could adversely affect our tenants, impair their ability to meet their lease obligations to us and materially and adversely affect us.

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

In addition to general, regional, national, and global economic conditions, our operating performance is impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. Our portfolio includes substantial holdings in Texas, New Jersey, and Michigan as of December 31, 2023 (based on square footage). Our geographic concentrations could adversely affect our operating performance if conditions become less favorable in any of the states or markets within such states in which we have a concentration of properties. Such geographic concentrations could be heightened by the fact that our investments may be concentrated in certain areas that are affected by epidemics or pandemics such as COVID-19 more than other areas. We cannot assure you that any of our markets will grow, not experience adverse developments or that underlying real estate fundamentals will be favorable to owners and operators of commercial properties. Our operations may also be affected if competing properties are built in our markets. A downturn in the economy in the states or regions in which we have a concentration of properties, or markets within such states or regions, could adversely affect our tenants operating businesses in those states or regions, impair their ability to pay rent to us and thereby, materially and adversely affect us.

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

As of December 31, 2023, 35% of our tenants or parent entities thereof (based on annualized straight-line base rent) were not rated or did not have an investment grade credit rating from a recognized rating agency. Leases with non-investment grade or unrated tenants may be subject to a greater risk of default. Unrated tenants or non-investment grade tenants may also be more likely to experience financial weakness or file for bankruptcy than tenants with investment grade credit ratings. When we consider the acquisition of a property with an in-place lease with an unrated or non-investment grade rated tenant or leasing a property to a tenant that does not have a credit rating or does not have an investment grade rating, we evaluate the strength of the proposed tenant’s business at the property level and at a corporate level, if applicable, and may consider the risk of tenant/company insolvency using internally developed methodologies or assessments provided by third parties. If our evaluation of an unrated or non-investment grade tenant’s creditworthiness is inaccurate, the default or bankruptcy risk related to the tenant may be greater than anticipated. In the event that any of our unrated tenants were to experience financial weakness or file for bankruptcy, it could have a material adverse effect on us.

The decrease in demand for retail space may materially and adversely affect us.

As of December 31, 2023, 100% of leases based on annualized straight-line base rent were with tenants operating retail businesses. In the future, we intend to acquire additional properties leased to a single tenant operating a retail business at the property. Accordingly, decreases in the demand for leasing retail space may have a greater adverse effect on us than if we had fewer investments in retail properties. The market for leasing of retail space has historically been adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retail companies, consolidation in the retail industry, the excess amount of retail space in a number of markets and increasing e-commerce pressure. To the extent that adverse conditions arise or continue, they are likely to negatively affect market rents for retail space and could materially and adversely affect us.

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

The occurrence of a tenant bankruptcy or insolvency in most cases diminishes the income we receive from that tenant’s lease or leases, or forces us to re-tenant the affected property as a result of a default of the in-place tenant or a rejection of a tenant lease by a bankruptcy court. When a tenant files for bankruptcy or becomes insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such bankrupt tenant for unpaid rent or future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease or leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full. We may also be unable to re-lease a property in which the in-place lease was not terminated or rejected or to re-lease it on comparable or more favorable terms. As a result, tenant bankruptcies or insolvencies may materially and adversely affect us.

During the three months ended March 31, 2023, one of our tenants under three separate master leases filed for bankruptcy protection and ultimately liquidation, resulting in the termination of such master leases, which covered seven convenience store properties. During the year ended December 31, 2023, the Company recorded a $2.9 million impairment charge representing the provision for losses related to these seven convenience store properties within our income properties segment. The seven leases underlying these seven convenience store properties were rejected as a part of the bankruptcy proceedings during August of 2023. The impairment charge of $2.9 million is equal to the estimated sales prices for these seven convenience store properties (as set forth in executed letters of intent at the time the impairment was estimated), less the book value of the assets as of December 31, 2023, less estimated costs to sell. As of December 31, 2023, the Company is continuing to evaluate potential sales of all seven of the convenience store properties, as well as leasing opportunities for the convenience store properties not currently leased.

We may not acquire the properties that we evaluate in our pipeline.

We generally seek to maintain a robust pipeline of investment opportunities. Transactions may fail to close for a variety of reasons, including the discovery of previously unknown liabilities or other items uncovered during our diligence process. Similarly, we may never execute binding purchase agreements with respect to properties that are currently subject to non-binding letters of intent, and properties with respect to which we are negotiating may never lead to the execution of any letter of intent. For many other reasons, we may not ultimately acquire the properties in our pipeline.

As we continue to acquire properties, we may decrease or fail to increase the diversity of our portfolio.

While we generally seek to maintain or increase our portfolio’s tenant, geographic and industry diversification with future acquisitions, it is possible that we may determine to consummate one or more acquisitions that actually decrease our portfolio’s diversity. If our portfolio becomes less diverse, our business will be more sensitive to tenant or market factors, including the bankruptcy or insolvency of tenants, to changes in consumer trends of a particular industry and to a general economic downturn or downturns in a market or particular geographic area.

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

Many of the tenants that occupy our properties compete in industries that depend upon discretionary spending by consumers. A reduction in the willingness or ability of consumers to use their discretionary income in the businesses of our tenants and potential tenants could adversely impact our tenants’ business and thereby adversely impact our ability to collect rents and reduce the demand for leasing our properties.

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

Increased inflation has in the past and could again in the future have an adverse impact on interest rates, which has negatively impacted the cost of our or our tenants’ variable rate debt and would likely negatively impact the cost of any variable rate debt that we obtain in the future. During times when inflation is increasing at a greater rate than the increases in rent provided by our leases, our rent levels will not keep up with the costs associated with rising inflation. Increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases they might achieve in revenues, which may adversely affect the tenants’ ability to pay rent owed to us.

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

The real estate investments made, and expected to be made, by us are relatively difficult for us to sell quickly. As a result, our ability to make rapid adjustments in the size and content of our portfolio in response to economic or other conditions is limited. Illiquid assets typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. In addition, validating third party pricing for illiquid assets may be more subjective than more liquid assets. As a result, if we are required to quickly liquidate all or a portion of our portfolio, we may realize significantly less than the value at which we have previously recorded our assets.

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

Risks Related to Our Commercial Loans and Investments Segment

A part of our investment strategy is focused on investing in commercial loans and investments which may involve credit risk.

We have invested in commercial loans secured by commercial real estate and may from time to time in the future opportunistically invest in additional commercial loans secured by commercial real estate or similar financings secured by real estate. Investments in commercial loans or similar financings of real estate involve credit risk with regard to the borrower, the borrower’s operations and the real estate that secures the financing. The credit risks include, but are not limited to, the ability of the borrower to execute their business plan and strategy, the ability of the borrower to sustain and/or improve the operating results generated by the collateral property, the ability of the borrower to continue as a going concern, and the risk associated with the market or industry in which the collateral property is utilized. Our evaluation of the investment opportunity in a mortgage loan or similar financing includes these elements of credit risk as well as other underwriting criteria and factors. Further, we may rely on third party resources to assist us in our investment evaluation process and otherwise in conducting customary due diligence. Our underwriting of the investment or our estimates of credit risk may not prove to be accurate, as actual results may vary from our estimates. In the event we underestimate the performance of the borrower and/or the underlying real estate which secures our commercial loan or financing, we may experience losses or unanticipated costs regarding our investment and our financial condition, results of operations, and cash flows may be adversely impacted.

Our commercial loans and investments segment is also generally exposed to risks associated with real estate investments.

Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact the performance of our commercial loans and investments segment by making it more difficult for borrowers to satisfy their debt payment obligations, increasing the default risk applicable to borrowers and making it relatively more difficult for us to generate attractive risk-adjusted returns in our commercial loans and investments segment. Real estate investments are subject to various risks, including the risks described elsewhere in this Form 10-K with respect to the properties that we own directly. Our borrowers may be impacted by these same risks, which may make it more difficult for them to satisfy their debt payment obligations to us.

Our origination or acquisition of construction loans exposes us to an increased risk of loss.

We have originated, and may in the future, originate or acquire additional construction loans. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including, but not limited to: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete construction from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan. A borrower default on a construction loan where the property has not achieved completion poses a greater risk than a conventional loan, as completion would be required before the property is able to generate revenue. The process of foreclosing on a property is time-consuming, and we may incur significant expense if we foreclose on a property securing a loan under these or other circumstances.

Our investments in construction loans require us to make estimates about the fair value of land improvements that may be challenged by the Internal Revenue Service (“IRS”).

We have originated and may in the future originate or acquire additional construction loans, the interest from which will be qualifying income for purposes of the REIT income tests, provided that the loan value of the real property securing the construction loan is equal to or greater than the highest outstanding principal amount of the construction loan during any taxable year. For purposes of construction loans, the loan value of the real property is the fair value of the land plus the reasonably estimated cost of the improvements or developments (other than personal property) that will secure the loan and that are to be constructed from the proceeds of the loan. There can be no assurance that the IRS would not challenge our estimate of the loan value of the real property.

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

We could fail to continue to qualify as a REIT if the IRS successfully challenges our treatment of any mezzanine loans in which we invest.

We may, in the future, originate or acquire mezzanine loans, which are loans secured by equity interests in an entity that directly or indirectly owns real property, rather than by a direct mortgage of the real property. In Revenue Procedure 2003-65, the IRS established a safe harbor under which loans secured by a first priority security interest in ownership interests in a partnership or limited liability company owning real property will be treated as real estate assets for purposes of the REIT asset tests, and interest derived from those loans will be treated as qualifying income for both the 75% and 95% gross income tests, provided several requirements are satisfied. Although Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. Moreover, our mezzanine loans may not meet all of the requirements for reliance on the safe harbor. Consequently, there can be no assurance that the IRS will not challenge our treatment of such loans as qualifying real estate assets, which could adversely affect our ability to continue to qualify as a REIT.

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

Our business is highly dependent on communications and information systems and networks. Any failure or interruption of these systems or networks could cause delays or other problems in our operations and communications. Through our relationship with CTO and our Manager, we rely heavily on CTO’s financial, accounting and other data processing systems. In addition, much of the information technology (“IT”) infrastructure on which we rely is managed by a third party and, as such, we also face the risk of operational failure, termination or capacity constraints by this third party. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or disruption of the networks or systems on which our business relies or any failure to maintain performance, reliability and security of our technological infrastructure, but significant events impacting the systems or networks on which our business relies could materially and adversely affect us.

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

As a publicly traded company, we are required to report our financial statements on a consolidated basis. Effective internal controls are necessary for us to accurately report our financial results. Section 404 of the Sarbanes-Oxley Act requires us to evaluate and report on our internal control over financial reporting. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We could be an “emerging growth company” through December 31, 2024 (the last day of the fiscal year following the fifth anniversary of the IPO). An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. There can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Furthermore, as we grow our business, our internal controls will become more complex, and we may require significantly more resources to ensure our internal controls remain effective. Future deficiencies, including any material weakness, in our internal control over financial reporting which may occur could result in misstatements of our results of operations that could require a restatement, failing to meet our public company reporting obligations and causing investors to lose confidence in our reported financial information, which could materially and adversely affect us.

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

The agreements governing our indebtedness place restrictions on us and our subsidiaries, reducing our operational flexibility and creating risks associated with default and noncompliance.

The agreements governing the Credit Facility, the 2026 Term Loan, the 2027 Term Loan and any other indebtedness that we may incur in the future contain or may contain covenants that place restrictions on us and our subsidiaries. These covenants may restrict, among other activities, our and our subsidiaries’ ability to:

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

Future borrowings may be secured by mortgages on our properties. Incurring mortgage and other secured debt obligations increases our risk of losses because defaults on secured indebtedness may result in foreclosure actions initiated by lenders and ultimately our loss of the properties securing any loans for which we are in default. If we are in default under a cross-defaulted mortgage loan, we could lose multiple properties to foreclosure. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code. As we execute our business plan, we may assume or incur new mortgage indebtedness on our properties. Any default under any mortgage debt obligation we incur may increase the risk of our default on our other indebtedness, including indebtedness under our Credit Facility, the 2026 Term Loan and the 2027 Term Loan, which could materially and adversely affect us.

Increases in interest rates have and will likely continue to increase our interest costs on our variable rate debt and could adversely impact our ability to refinance existing debt or sell assets.

Current and future borrowings under our Credit Facility, the 2026 Term Loan and the 2027 Term Loan will bear interest at variable rates. Recent increases in interest rates have increased our interest payments and reduced our cash flow available for other corporate purposes, and we expect this trend to continue in the near term. In addition, rising interest rates could limit our ability to refinance debt when it matures and increase interest costs on any debt that is refinanced. Further, an increase in interest rates could increase the cost of financing, thereby decreasing the amount third parties are willing to pay for our properties, which would limit our ability to dispose of properties when necessary or desired.

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

As of December 31, 2023, we owned 91.8% of the OP Units issued by the Operating Partnership. However, in connection with our future acquisition activities or otherwise, we may issue additional OP Units to third parties. Such issuances would reduce our ownership in the Operating Partnership.

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

In order for us to maintain our qualification as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts and some charitable trusts. To assist us in complying with these limitations, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. These ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

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

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

●	we would not be allowed a deduction for dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates (currently 21%);
●	we could be subject to increased state and local taxes; and
●	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

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

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests applicable to REITs. In addition, certain income from hedging transactions entered into to hedge existing hedging positions after any portion of the hedged indebtedness or property is extinguished or disposed of will not be included in income for purposes of the 75% and 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both the 75% and 95% gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

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

We may satisfy the 90% distribution test with taxable distributions of our common stock. The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by “publicly offered REITs.” Pursuant to Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied.

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

We may become subject to litigation, in connection with our operations, securities offerings and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves. However, we cannot be certain of the ultimate outcomes of any claims that may arise in the future and which are presently not known to us. Resolution of these types of matters against us may result in our having to pay significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could materially and adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured and materially and adversely impact our ability to attract directors and officers.

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

An epidemic or pandemic (such as the outbreak and worldwide spread of COVID-19), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, may precipitate or materially exacerbate one or more of the other risks, and may significantly disrupt our tenants’ ability to operate their businesses and/or pay rent to us or prevent us from operating our business in the ordinary course for an extended period.

An epidemic or pandemic could have a material and adverse effect on or cause disruption to our business or financial condition, results of operations, cash flows and the market value and trading price of our securities due to, among other factors:

●	A complete or partial closure of, or other operational issues with, our portfolio as a result of government or tenant action;
●	Declines in or instability of the economy or financial markets may result in a recession or negatively impact consumer discretionary spending, which could adversely affect retailers and consumers;
●	A reduction of economic activity may severely impact our tenants’ business operations, financial condition, liquidity and access to capital resources and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, to default on their lease, or to otherwise seek modifications of such obligations;
●	The inability to access debt and equity capital on favorable terms, if at all, or a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations, pursue acquisition and development opportunities, refinance existing debt, reduce our ability to make cash distributions to our stockholders and increase our future interest expense;

●	A general decline in business activity and demand for real estate transactions would adversely affect our ability to successfully execute our investment strategies or expand our portfolio;
●	A significant reduction in our cash flows could impact our ability to continue paying cash dividends to our stockholders at expected levels or at all;
●	The financial impact could negatively affect our future compliance with financial and other covenants of our debt instruments, and the failure to comply with such covenants could result in a default that accelerates the payment of such debt; and
●	The potential negative impact on the health of on CTO’s employees or members of the Board or CTO’s board of directors, particularly if a significant number are impacted, or the impact of government actions or restrictions, including stay-at-home orders, restricting access to CTO’s headquarters, could result in a deterioration in our ability to ensure business continuity during a disruption.

A prolonged continuation of or repeated temporary business closures, reduced capacity at businesses or other social-distancing practices, and quarantine orders may adversely impact our tenants’ ability to generate sufficient revenues to meet financial obligations, and could force tenants to default on their leases, or result in the bankruptcy of tenants, which would diminish the rental revenue we receive under our leases.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None

ITEM 1C.          CYBERSECURITY

The Company has no employees and is externally managed by our Manager, which is a wholly owned subsidiary of CTO, a publicly traded diversified REIT. Pursuant to the terms of the Management Agreement, our Manager manages, operates and administers our day-to-day operations, business and affairs, subject to the direction and supervision of the Board. The Board recognizes the critical importance of maintaining the trust and confidence of our tenants and business partners. The Board plays an active role in overseeing management of our risks, and cybersecurity represents an important component of the Company’s overall approach to risk management and oversight.

As an externally managed company, the Company relies on CTO’s information systems in connection with the Company’s day-to-day operations. Consequently, the Company also relies on the processes for assessing, identifying, and managing material risks from cybersecurity threats undertaken by CTO. All of the Company’s executive officers are executive officers and employees of CTO, and one of the Company’s officers (John P. Albright) is also a member of CTO’s board of directors.

CTO’s cybersecurity processes and practices are integrated into CTO’s risk management and oversight program. In general, CTO seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that CTO collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. CTO utilizes a third-party managed IT service provider (the “MSP”) to provide comprehensive cybersecurity services for the Company, including threat detection and response, vulnerability assessment and monitoring, security incident response and recovery, and cybersecurity education and awareness. The Company has adopted a written information security incident response plan, which, as discussed below, is overseen by the Audit Committee of the Board (the “Audit Committee”).

Risk Management and Strategy

The Company’s cybersecurity program is focused on the following key areas:

●	Governance: As discussed in more detail under “Item 1C. Cybersecurity—Governance,” the Board’s oversight of cybersecurity risk management will be supported by the Audit Committee, which regularly interacts with the Company’s management team.
●	Collaborative Approach: CTO has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management, the Audit Committee, and the Board in a timely manner.
●	Technical Safeguards: CTO and the MSP deploy technical safeguards that are designed to protect information systems from cybersecurity threats, including firewalls, intrusion prevention systems, endpoint detection and response systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
●	Incident Response and Recovery Planning: CTO and the MSP have established a written information security incident response plan that addresses the response to a cybersecurity incident, which plan will be tested and evaluated on a regular basis.
●	Third-Party Risk Management: CTO and the MSP maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of CTO’s systems, as well as the systems of third parties that could adversely impact the Company’s business in the event of a cybersecurity incident affecting those third-party systems.
●	Education and Awareness: CTO, through the MSP, provides regular training for personnel regarding cybersecurity threats as a means to equip personnel with effective tools to address cybersecurity threats, and to communicate evolving information security policies, standards, processes and practices.

CTO and the MSP will engage in the periodic assessment and testing of CTO’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts will include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of CTO’s cybersecurity measures and planning. The MSP regularly assesses CTO’s cybersecurity measures, including information security maturity, and regularly reviews CTO’s information security control environment and operating effectiveness. The results of such assessments, audits and reviews will be reported to the Audit Committee and the Board, and CTO will adjust its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Governance

The Board, in coordination with the Audit Committee, will oversee the Company’s cybersecurity risk management process. The Audit Committee has adopted a charter that provides that the Audit Committee must review and discuss with the Company’s management team the Company’s privacy and cybersecurity risk exposures, including:

●	the potential impact of those exposures on the Company’s business, financial results, operations and reputation;

●	the steps management has taken to monitor and mitigate such exposures;
●	the Company’s information governance policies and programs; and
●	major legislative and regulatory developments that could materially impact the Company’s privacy and cybersecurity risk exposure.

The charter of the Audit Committee also provides that the Audit Committee may receive additional training in cybersecurity and data privacy matters to enable its oversight of such risks and that the Audit Committee will regularly report to the Board the substance of such reviews and discussions and, as necessary, recommend to the Board such actions as the Audit Committee deems appropriate.

As noted above, the Company relies on CTO’s information systems and the MSP in connection with the Company’s day-to-day operations. Consequently, the Company also relies on the processes for assessing, identifying, and managing material risks from cybersecurity threats undertaken by CTO. All of the Company’s executive officers are executive officers and employees of CTO, and one of the Company’s officers (John P. Albright) is also a member of CTO’s board of directors.

CTO’s President and Chief Executive Officer, Senior Vice President, Chief Financial Officer and Treasurer, and Senior Vice President, General Counsel and Corporate Secretary work collaboratively with the MSP to implement a program designed to protect CTO’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with written information security incident response plans adopted by CTO and the Company. These members of CTO’s management team, together with the MSP, will monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and will report such threats and incidents to the Audit Committee when appropriate.

CTO’s President and Chief Executive Officer, Senior Vice President, Chief Financial Officer and Treasurer, and Senior Vice President, General Counsel and Corporate Secretary each hold degrees in their respective fields, and have an average of over 20 years of experience managing risks at CTO, the Company and similar companies, including risks arising from cybersecurity threats.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to affect the Company, including its business strategy, results of operations or financial condition.

ITEM 2.            PROPERTIES

Our principal offices are located at 369 N. New York Avenue., Suite 201, Winter Park, Florida 32789. Our telephone number is (407) 904-3324.

As of December 31, 2023, the Company owns 138 net leased retail buildings located in 35 states (refer to Item 1. “Business”).

ITEM 3.            LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of our business. We are not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on our business or financial condition.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NYSE under the symbol “PINE”.

As of January 31, 2024, there were 127 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” through banks, brokers and others for the benefit of beneficial owners who may vote the shares.

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

Unregistered Sales of Equity Securities

During the years ended December 31, 2022 and 2021, there were no unregistered sales of equity securities, which were not previously reported. On November 10, 2023, we issued 479,640 shares of our common stock to holders OP Units upon the redemption of such OP Units pursuant to the partnership agreement of the Operating Partnership. The issuance of such shares was exempt from registration under the Securities Act, pursuant to the exemption contemplated by Section 4(a)(2) thereof for transactions not involving a public offering. The OP Units were redeemed for an equal number of shares of our common stock. Each limited partner of the Operating Partnership has the right to require the Operating Partnership to redeem part or all of its OP Units for cash, based upon the value of an equivalent number of shares of our common stock at the time of the redemption, or, at our election, shares of our common stock on a one-for-one basis, beginning on and after the date that is 12 months after issuance of such OP Units, subject to certain adjustments and the restrictions on ownership and transfer of our stock set forth in our charter.

Issuer Purchases of Equity Securities

The following repurchases of shares on the Company’s common stock were made during the three months ended December 31, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs ($000's) (1)
10/1/2023 - 10/31/2023	240,907	$15.73	240,907	$6,507
11/1/2023 - 11/30/2023	240,234	15.89	240,234	$2,689
12/1/2023 - 12/31/2023	113,649	16.86	113,649	$773
Total	594,790	$16.01	594,790
(1)	In July 2023, the Company’s Board of Directors approved a $15 million stock repurchase program under which approximately $14.2 million of the Company’s stock had been repurchased as of December 31, 2023. The repurchase program does not have an expiration date.

ITEM 6.             [Reserved]

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When we refer to “we,” “us,” “our,” “PINE,” or “the Company,” we mean Alpine Income Property Trust, Inc. and its consolidated subsidiaries. References to “Notes to the Financial Statements” refer to the Notes to the Consolidated Financial Statements of Alpine Income Property Trust, Inc. included in Item 8 of this Annual Report on Form 10-K. Also, when the Company uses any of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” or similar expressions, the Company is making forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are based upon present expectations and reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Given these uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Annual Report on Form 10-K or any document incorporated herein by reference. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report on Form 10-K.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview

Alpine Income Property Trust, Inc. is a Maryland corporation that conducts its operations so as to qualify as a REIT for U.S. federal income tax purposes. Substantially all of our operations are conducted through our Operating Partnership.

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

The Company has no employees and is externally managed by our Manager, a Delaware limited liability company and a wholly owned subsidiary of CTO. CTO is a Maryland corporation that is a publicly traded diversified REIT and the sole member of our Manager. See Note 18, “Related Party Management Company” in the Notes to the Financial Statements for further discussion of the Company’s related party transactions with CTO.

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

During the year ended December 31, 2023, the Company acquired 14 properties for total acquisition volume of $82.9 million.  During the year ended December 31, 2023, the Company sold 24 properties for an aggregate sales price of $108.3 million, generating aggregate gains on sale of $9.3 million.

As of December 31, 2023, we owned 138 properties with an aggregate gross leasable area of 3.8 million square feet, located in 35 states, with a weighted average remaining lease term of 7.0 years. Our portfolio was 99% occupied as of December 31, 2023.

We may also acquire or originate commercial loans and investments associated with commercial real estate located in the United States. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate. During the year ended December 31, 2023, the Company originated three commercial loans with a total funding commitment of $38.6 million. As of December 31, 2023, the Company’s commercial loan investments portfolio included two construction loans and one mortgage note with a total carrying value of $35.1 million.

Historical Financial Information

The following table summarizes our selected historical financial information for each of the last three fiscal years (in thousands, except per share and dividend data). The selected financial information has been derived from our audited consolidated financial statements.

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Total Revenues	$45,644	$45,191	$30,126

Net Income From Operations	$13,142	$43,482	$15,162

Net Income	$3,266	$33,955	$11,462
Less: Net Income Attributable to Noncontrolling Interest	(349)	(4,235)	(1,498)
Net Income Attributable to Alpine Income Property Trust, Inc.	$2,917	$29,720	$9,964

Net Income Per Share Attributable to Alpine Income Property Trust, Inc.
Basic	$0.21	$2.48	$1.02
Diluted	$0.19	$2.17	$0.89

Dividends Declared and Paid	$1.100	$1.090	$1.015

Balance Sheet Data (in thousands):

	As of December 31,
	2023	2022
Total Real Estate, at Cost	$478,307	$499,367
Real Estate—Net	$443,593	$477,054
Assets Held For Sale	$4,410	$—
Commercial Loans and Investments	$35,080	$—
Cash and Cash Equivalents and Restricted Cash	$13,731	$13,044
Intangible Lease Assets—Net	$49,292	$60,432
Straight-Line Rent Adjustment	$1,409	$1,668
Other Assets	$17,045	$21,233
Total Assets	$564,560	$573,431
Accounts Payable, Accrued Expenses, and Other Liabilities	$5,197	$4,411
Prepaid Rent and Deferred Revenue	$3,166	$1,479
Intangible Lease Liabilities—Net	$4,907	$5,050
Long-Term Debt	$275,677	$267,116
Total Liabilities	$288,947	$278,056
Total Equity	$275,613	$295,375

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

We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as GAAP net income or loss adjusted to exclude real estate related depreciation and amortization, as well as extraordinary items (as defined by GAAP) such as net gain or loss from sales of depreciable real estate assets, impairment write-downs associated with depreciable real estate assets and impairments associated with the implementation of current expected credit losses on commercial loans and investments at the time of origination, including the pro rata share of such adjustments of unconsolidated subsidiaries. To derive AFFO, we further modify the NAREIT computation of FFO to include other adjustments to GAAP net income related to non-cash revenues and expenses such as loss on extinguishment of debt, amortization of above- and below-market lease related intangibles, straight-line rental revenue, amortization of deferred financing costs, non-cash compensation, and other non-cash income or expense. Such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. We use AFFO as one measure of our performance when we formulate corporate goals.

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

Reconciliation of Non-GAAP Measures (in thousands, except share data):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net Income	$3,266	$33,955	$11,462
Depreciation and Amortization	25,758	23,564	15,939
Provision for Impairment	3,220	—	—
Gain on Disposition of Assets	(9,334)	(33,801)	(9,675)
Funds From Operations	$22,910	$23,718	$17,726
Adjustments:
Loss (Gain) on Extinguishment of Debt	(23)	727	—
Amortization of Intangible Assets and Liabilities to Lease Income	(417)	(328)	(257)
Straight-Line Rent Adjustment	(402)	(935)	(607)
COVID-19 Rent Repayments	—	45	430
Non-Cash Compensation	318	310	309
Amortization of Deferred Financing Costs to Interest Expense	710	599	362
Other Non-Cash Expense	115	100	(18)
Recurring Capital Expenditures	—	—	(41)
Adjusted Funds From Operations	$23,211	$24,236	$17,904

Weighted Average Number of Common Shares:
Basic	13,925,362	11,976,001	9,781,066
Diluted	15,560,524	13,679,495	11,246,227

Other Data (in thousands, except per share data):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
FFO	$22,910	$23,718	$17,726
FFO per Diluted Share	$1.47	$1.73	$1.58

AFFO	$23,211	$24,236	$17,904
AFFO per Diluted Share	$1.49	$1.77	$1.59

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2023 AND 2022

The following presents the Company’s results of operations for the year ended December 31, 2023, as compared to the year ended December 31, 2022 (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	$ Variance	% Variance
Revenues:
Lease Income	$44,967	$45,191	$(224)	(0.5)%
Interest Income from Commercial Loans and Investments	637	—	637	100.0%
Other Revenue	40	—	40	100.0%
Total Revenues	45,644	45,191	453	1.0%
Operating Expenses:
Real Estate Expenses	6,580	5,435	1,145	21.1%
General and Administrative Expenses	6,301	5,784	517	8.9%
Provision for Impairment	3,220	—	3,220	100.0%
Depreciation and Amortization	25,758	23,564	2,194	9.3%
Total Operating Expenses	41,859	34,783	7,076	20.3%
Gain on Disposition of Assets	9,334	33,801	(24,467)	(72.4)%
Gain (Loss) on Extinguishment of Debt	23	(727)	750	103.2%
Net Income From Operations	13,142	43,482	(30,340)	(69.8)%
Investment and Other Income	289	12	277	2308.3%
Interest Expense	(10,165)	(9,539)	(626)	(6.6)%
Net Income	3,266	33,955	(30,689)	(90.4)%
Less: Net Income Attributable to Noncontrolling Interest	(349)	(4,235)	3,886	91.8%
Net Income Attributable to Alpine Income Property Trust, Inc.	$2,917	$29,720	$(26,803)	(90.2)%

Lease Income and Real Estate Expenses

Revenue from our income properties during the years ended December 31, 2023 and 2022 totaled $45.0 million and $45.2 million, respectively. The decrease in revenues is reflective of the Company’s volume of dispositions, offset by acquisitions, as well as certain one-time reduced revenues related to tenant credit loss and bankruptcy. The direct costs of revenues for our income properties totaled $6.6 million and $5.4 million during the years ended December 31, 2023 and 2022, respectively. The $1.1 million increase in the direct cost of revenues is reflective of a portion of portfolio expenses being non-recoverable pursuant to tenant leases, as well as certain non-recoverable expenses related to transaction costs and legal fees associated with the seven assets leased to one tenant that filed for bankruptcy during the year ended December 31, 2023.

Commercial Loans and Investments

Interest income from commercial loans and investments totaled $0.6 million for the year ended December 31, 2023. The income is attributable to three loans originated by the Company during the year ended December 31, 2023. There were no commercial loans and investments generating interest income during the year ended December 31, 2022.

Other Revenue

Other revenue totaled less than $0.1 million for the year ended December 31, 2023. The revenue is attributable to fees earned from a revenue sharing agreement the Company entered into with CTO as further described in Note 18, “Related Party Management Company” in the Notes to the Financial Statements. There were no revenue sharing agreements generating income during the year ended December 31, 2022.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022	$ Variance	% Variance
Management Fee to Manager	$4,356	$3,828	$528	13.8%
Director Stock Compensation Expense	318	310	8	2.6%
Director & Officer Insurance Expense	247	366	(119)	(32.5)%
Additional General and Administrative Expense	1,380	1,280	100	7.8%
Total General and Administrative Expenses	$6,301	$5,784	$517	8.9%

General and administrative expenses totaled $6.3 million and $5.8 million during the years ended December 31, 2023 and 2022, respectively. The $0.5 million increase is primarily attributable to growth in the Company’s equity base, which led to an increase in management fee expense of $0.5 million.

Provision for Impairment

During the year ended December 31, 2023, the Company recorded a $3.2 million impairment charge of which $0.3 million represents the current expected credit losses (“CECL”) reserve related to our commercial loans and investments and $2.9 million represents the provision for losses related to our income properties as further described in Note 7, “Provision for Impairment” in the Notes to the Financial Statements. There were no impairment charges on the Company’s income property portfolio during the year ended December 31, 2022.

Depreciation and Amortization

Depreciation and amortization expense totaled $25.8 million and $23.5 million during the years ended December 31, 2023 and 2022, respectively. The $2.3 million increase in the depreciation and amortization expense is reflective of the Company’s change in portfolio as well as the timing of acquisitions versus dispositions. Several ground lease assets were disposed of during the earlier part of 2023 which were re-invested into more depreciable assets on a relative basis.

Gain on Disposition of Assets

During the year ended December 31, 2023, the Company sold 24 properties for an aggregate sales price of $108.3 million, generating aggregate gains on sale of $9.3 million. During the year ended December 31, 2022, the Company sold 16 properties for an aggregate sales price of $154.6 million, generating aggregate gains on sale of $33.8 million.

Gain (Loss) on Extinguishment of Debt

During the year ended December 31, 2022, the Company recorded a $0.7 million loss on the extinguishment of debt attributable to the write off of unamortized loan costs in connection with the CMBS Loan defeasance and the termination of the Prior Revolving Credit Facility, as defined in Note 12, “Long-Term Debt” in the Notes to the Financial Statements.

Investment and Other Income

Investment and other income totaled $0.3 million and less than $0.1 million during the years ended December 31, 2023 and 2022, respectively. The increase is attributable to higher interest rates on bank deposits.

Interest Expense

Interest expense totaled $10.1 million and $9.5 million during the years ended December 31, 2023 and 2022, respectively. The $0.6 million increase in interest expense is attributable to the higher average interest rates during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The overall increase in the Company’s long-term debt was primarily utilized to fund the acquisition of properties and commercial loans and investments during 2023 and 2022.

Net Income

Net income totaled $3.3 million and $34.0 million during the years ended December 31, 2023 and 2022, respectively. The decrease in net income is attributable to the factors described above, most significantly to the $24.5 million decrease in gain on disposition of assets during the year ended December 31, 2023. The decreased gain on disposition of assets is the result of reduced disposition activity during the year ended December 31, 2023.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2022 AND 2021

The following presents the Company’s results of operations for the year ended December 31, 2022, as compared to the year ended December 31, 2021 (in thousands):

	Year Ended
	December 31, 2022	December 31, 2021	$ Variance	% Variance
Revenues:
Lease Income	$45,191	$30,126	$15,065	50.0%
Total Revenues	45,191	30,126	15,065	50.0%
Operating Expenses:
Real Estate Expenses	5,435	3,673	1,762	48.0%
General and Administrative Expenses	5,784	5,027	757	15.1%
Depreciation and Amortization	23,564	15,939	7,625	47.8%
Total Operating Expenses	34,783	24,639	10,144	41.2%
Gain on Disposition of Assets	33,801	9,675	24,126	249.4%
Loss on Extinguishment of Debt	(727)	—	(727)	(100.0)%
Net Income From Operations	43,482	15,162	28,320	186.8%
Investment and Other Income	12	2	10	500.0%
Interest Expense	(9,539)	(3,702)	(5,837)	(157.7)%
Net Income	33,955	11,462	22,493	196.2%
Less: Net Income Attributable to Noncontrolling Interest	(4,235)	(1,498)	(2,737)	(182.7)%
Net Income Attributable to Alpine Income Property Trust, Inc.	$29,720	$9,964	$19,756	198.3%

Lease Income and Real Estate Expenses

Revenue from our income properties during the years ended December 31, 2022 and 2021 totaled $45.2 million and $30.1 million, respectively. The increase in revenues is reflective of the Company’s volume of acquisitions, offset by dispositions. The direct costs of revenues for our income properties totaled $5.4 million and $3.7 million during the years ended December 31, 2022 and 2021, respectively. The increase in the direct cost of revenues is also attributable to the Company’s expanded property portfolio.

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

Loss on Extinguishment of Debt

Simultaneous with the Company entering into the 2022 Amended and Restated Credit Agreement, the Company’s then-existing revolving credit facility (the “Prior Revolving Credit Facility”) was terminated, which resulted in $0.3 million of unamortized deferred financing costs written off during the year ended December 31, 2022 with no such expense during the year ended December 31, 2021.

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

Net Income

Net income totaled $34.0 million and $11.5 million during the years ended December 31, 2022 and 2021, respectively. The increase in net income is attributable to the factors described above in addition to the $24.1 million increase in gain on disposition of assets during the year ended December 31, 2022. The increased gain on disposition of assets is the result of more disposition activity during the year ended December 31, 2022, with proceeds from such dispositions being reinvested into income properties through the like-kind exchange structure. The increase in gain on disposition of assets was partially offset by the $0.7 million loss on extinguishment of debt incurred during the year ended December 31, 2022, incurred as a result of the write off of unamortized loan costs in connection with the CMBS Loan defeasance and the termination of the Prior Revolving Credit Facility, as hereinafter defined in Note 12, “Long-Term Debt”.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents and Restricted Cash. Cash totaled $13.7 million at December 31, 2023, including restricted cash of $9.7 million. See Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash in the Notes to the Financial Statements for the Company’s disclosure related to its restricted cash balance at December 31, 2023.

Our total cash balance at December 31, 2023, reflected net cash provided by our operating activities totaling $25.6 million during the year ended December 31, 2023, compared to net cash provided by operating activities totaling $24.6 million for the year ended December 31, 2022, an increase of $1.0 million. The increase of $1.0 million is primarily related to the cash reserves received from the borrowers associated with the Company’s commercial loans and investments, as well as increased interest income earned on deposits at financial institutions.

Our net cash used in investing activities totaled $13.6 million for the year ended December 31, 2023, compared to net cash used in investing activities of $38.8 million for the year ended December 31, 2022, a decrease of $25.2 million. The decrease in net cash used in investing activities of $25.2 million is primarily related to a net decrease in cash outflows of $60.6 million during the year ended December 31, 2023 related to the timing of income property acquisitions versus dispositions, which decrease in cash outflows was partially offset by $35.4 million in additional cash outflows related to investments in the Company’s commercial loans and investment portfolio for which there were no such outflows during the year ended December 31, 2022.

Our net cash used in financing activities totaled $11.4 million for the year ended December 31, 2023, compared to net cash provided by financing activities of $17.7 million for the year ended December 31, 2022, for a decrease in cash inflows from financing activities of $29.1 million. The decrease of $29.1 million is primarily related to a $9.0 million decrease in net proceeds from long-term debt during the year ended December 31, 2023 as well as $2.0 million less cash paid for loan fees the year ended December 31, 2023. These amounts were offset by $23.5 million less proceeds received from sales of common stock under the Company’s “at-the-market” equity offering programs during the year ended December 31, 2023 and $14.6 million more cash used to repurchase the Company’s common stock during the year ended December 31, 2023.

Long-Term Debt. As of December 31, 2023, the Company had $173.5 million of undrawn commitments available on its Credit Facility. See Note 12, “Long-Term Debt” in the Notes to the Financial Statements for the Company’s disclosure related to its long-term debt balance at December 31, 2023.

Acquisitions and Investments. As noted previously, the Company acquired 14 properties during the year ended December 31, 2023, for an aggregate purchase price of $82.9 million, as further described in Note 3 “Property Portfolio” in the Notes to the Financial Statements. The Company also invested in three commercial loans with a total funding commitment of $38.6 million. As of December 31, 2023, the Company’s commercial loan investments portfolio included two construction loans and one mortgage note with a total carrying value of $35.1 million. See Note 4, “Commercial Loans and Investments” in the Notes to the Financial Statements for additional disclosures related to the Company’s commercial loans and investments as of December 31, 2023.

Dispositions. During the year ended December 31, 2023, the Company sold 24 properties for a total sales price of $108.3 million, generating aggregate gains on sale of $9.3 million, as further described in Note 3 “Property Portfolio” in the Notes to the Financial Statements.

Capital Expenditures. As of December 31, 2023, the Company had no commitments related to capital expenditures.

The Company is committed to fund two construction loans as described in Note 4, “Commercial Loans and Investments” in the Notes to the Financial Statements. The unfunded portion of the construction loans totaled $3.0 million as of December 31, 2023.

The Company is contractually obligated under its various long-term debt agreements. In the aggregate, the Company is obligated under such agreements to repay $276.5 million on long-term basis, to be repaid in excess of one year, with no payments due within one year.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, proceeds from the completion of the sales of assets utilizing the reverse like-kind 1031 exchange structure, $109.5 million of availability under the 2022 ATM Program, and $173.5 million of undrawn commitments available on its existing $250.0 million Credit Facility, as of December 31, 2023.

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

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled 14 properties for a combined purchase price of $82.9 million for the year ended December 31, 2023 and 51 properties for a combined purchase price of $187.4 million for the year ended December 31, 2022.

See Note 2, “Summary of Significant Accounting Policies” in the Notes to the Financial Statements for further discussion of the Company’s accounting estimates and policies.

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

Under the supervision and with the participation of our management, including our CEO and our CFO, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

ITEM 9C.          DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be set forth herein will be included in the Company’s definitive proxy statement for its 2024 annual stockholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2023 (the “Proxy Statement”), which sections are incorporated herein by reference.

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

3. EXHIBITS

EXHIBIT INDEX

HIDDEN_ROW
Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Alpine Income Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 3, 2019).

3.2	Third Amended and Restated Bylaws of Alpine Income Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 3, 2023).

4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on February 9, 2023).

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

10.20

Amended and Restated Credit Agreement, dated as of September 30, 2022, among Alpine Income Property, OP, LP, Alpine Income Property Trust, Inc., the other Guarantors from time to time parties thereto, KeyBank National Association, and certain other lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2022).

10.21

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

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation. †*

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ALPINE INCOME PROPERTY TRUST, INC.

Date: February 8, 2024	By:	/S/ JOHN P. ALBRIGHT
John P. Albright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 8, 2024	President and Chief Executive Officer (Principal Executive Officer), and Director	/S/ JOHN P. ALBRIGHT
John P. Albright
February 8, 2024	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	/S/ MATTHEW M. PARTRIDGE
Matthew M. Partridge
February 8, 2024	Vice President and Chief Accounting Officer (Principal Accounting Officer)	/S/ LISA M. VORAKOUN
Lisa M. Vorakoun
February 8, 2024	Chairman of the Board, Director	/S/ ANDREW C. RICHARDSON
Andrew C. Richardson
February 8, 2024	Director	/S/ MARK O. DECKER, JR.
Mark O. Decker, Jr.
February 8, 2024	Director	/S/ M. CARSON GOOD
M. Carson Good
February 8, 2024	Director	/S/ JEFFREY S. YARCKIN
Jeffrey S. Yarckin
February 8, 2024	Director	/S/ RACHEL E. WEIN
Rachel E. Wein

ALPINE INCOME PROPERTY TRUST, INC.

f-1

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Alpine Income Property Trust, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Alpine Income Property Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Orlando, Florida

February 8, 2024

f-2

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	December 31, 2023	December 31, 2022
ASSETS
Real Estate:
Land, at Cost	$149,314	$176,857
Building and Improvements, at Cost	328,993	322,510
Total Real Estate, at Cost	478,307	499,367
Less, Accumulated Depreciation	(34,714)	(22,313)
Real Estate—Net	443,593	477,054
Assets Held for Sale	4,410	—
Commercial Loans and Investments	35,080	—
Cash and Cash Equivalents	4,019	9,018
Restricted Cash	9,712	4,026
Intangible Lease Assets—Net	49,292	60,432
Straight-Line Rent Adjustment	1,409	1,668
Other Assets	17,045	21,233
Total Assets	$564,560	$573,431
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$5,197	$4,411
Prepaid Rent and Deferred Revenue	3,166	1,479
Intangible Lease Liabilities—Net	4,907	5,050
Long-Term Debt	275,677	267,116
Total Liabilities	288,947	278,056
Commitments and Contingencies—See Note 19
Equity:
Preferred Stock, $0.01 par value per share, 100 million shares authorized, no shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common Stock, $0.01 par value per share, 500 million shares authorized, 13,659,207 shares issued and outstanding as of December 31, 2023 and 13,394,677 shares issued and outstanding as of December 31, 2022	137	134
Additional Paid-in Capital	243,690	236,841
Retained Earnings (Dividends in Excess of Net Income)	(2,359)	10,042
Accumulated Other Comprehensive Income	9,275	14,601
Stockholders' Equity	250,743	261,618
Noncontrolling Interest	24,870	33,757
Total Equity	275,613	295,375
Total Liabilities and Equity	$564,560	$573,431

The accompanying notes are an integral part of these consolidated financial statements.

f-3

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Revenues:
Lease Income	$44,967	$45,191	$30,126
Interest Income from Commercial Loans and Investments	637	—	—
Other Revenue	40	—	—
Total Revenues	45,644	45,191	30,126
Operating Expenses:
Real Estate Expenses	6,580	5,435	3,673
General and Administrative Expenses	6,301	5,784	5,027
Provision for Impairment	3,220	—	—
Depreciation and Amortization	25,758	23,564	15,939
Total Operating Expenses	41,859	34,783	24,639
Gain on Disposition of Assets	9,334	33,801	9,675
Gain (Loss) on Extinguishment of Debt	23	(727)	—
Net Income From Operations	13,142	43,482	15,162
Investment and Other Income	289	12	2
Interest Expense	(10,165)	(9,539)	(3,702)
Net Income	3,266	33,955	11,462
Less: Net Income Attributable to Noncontrolling Interest	(349)	(4,235)	(1,498)
Net Income Attributable to Alpine Income Property Trust, Inc.	$2,917	$29,720	$9,964

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$0.21	$2.48	$1.02
Diluted	$0.19	$2.17	$0.89

Weighted Average Number of Common Shares:
Basic	13,925,362	11,976,001	9,781,066
Diluted	15,560,524	13,679,495	11,246,227

The accompanying notes are an integral part of these consolidated financial statements.

f-4

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net Income	$3,266	$33,955	$11,462
Other Comprehensive Income (Loss)
Cash Flow Hedging Derivative - Interest Rate Swaps	(3,778)	12,679	2,403
Total Other Comprehensive Income (Loss)	(3,778)	12,679	2,403
Total Comprehensive Income (Loss)	(512)	46,634	13,865
Less: Comprehensive Income Attributable to Noncontrolling Interest
Net Income Attributable to Noncontrolling Interest	(349)	(4,235)	(1,498)
Other Comprehensive Income Attributable to Noncontrolling Interest (1)	(1,548)	—	—
Comprehensive Income Attributable to Noncontrolling Interest	(1,897)	(4,235)	(1,498)
Comprehensive Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$(2,409)	$42,399	$12,367
(1)	For the year ended December 31, 2023, the $1.5 million of other comprehensive income attributable to the noncontrolling interest includes approximately $1.8 million of other comprehensive income which represents the cumulative amount that should have been attributed to the noncontrolling interest through December 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

f-5

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock at Par	Additional Paid-in Capital	Retained Earnings (Dividends in Excess of Net Income)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2021	$75	$132,878	$(5,713)	$(481)	$126,759	$22,334	$149,093
Net Income	—	—	9,964	—	9,964	1,498	11,462
Stock Issuance to Directors	—	297	—	—	297	—	297
Stock Issuance, Net of Equity Issuance Costs	39	67,731	—	—	67,770	—	67,770
Operating Units Issued	—	—	—	—	—	9,041	9,041
Cash Dividend ($1.015 per share)	—	—	(10,670)	—	(10,670)	(1,494)	(12,164)
Other Comprehensive Income	—	—	—	2,403	2,403	—	2,403
Balance December 31, 2021	114	200,906	(6,419)	1,922	196,523	31,379	227,902
Net Income	—	—	29,720	—	29,720	4,235	33,955
Stock Issuance to Directors	—	310	—	—	310	—	310
Stock Issuance, Net of Equity Issuance Costs	20	35,625	—	—	35,645	—	35,645
Cash Dividend ($1.090 per share)	—	—	(13,259)	—	(13,259)	(1,857)	(15,116)
Other Comprehensive Income	—	—	—	12,679	12,679	—	12,679
Balance December 31, 2022	134	236,841	10,042	14,601	261,618	33,757	295,375
Net Income	—	—	2,917	—	2,917	349	3,266
Operating Partnership Unit Redemption	5	9,036	—	—	9,041	(9,041)	—
Stock Repurchase	(9)	(14,607)	—	—	(14,616)	—	(14,616)
Stock Issuance to Directors	—	303	—	—	303	—	303
Stock Issuance, Net of Equity Issuance Costs	7	12,117	—	—	12,124	—	12,124
Cash Dividend ($1.100 per share)	—	—	(15,318)	—	(15,318)	(1,743)	(17,061)
Other Comprehensive Income (Loss)	—	—	—	(5,326)	(5,326)	1,548	(3,778)
Balance December 31, 2023	$137	$243,690	$(2,359)	$9,275	$250,743	$24,870	$275,613

The accompanying notes are an integral part of these consolidated financial statements.

f-6

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash Flow From Operating Activities:
Net Income	$3,266	$33,955	$11,462
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	25,758	23,564	15,939
Amortization of Intangible Lease Assets and Liabilities to Lease Income	(417)	(328)	(257)
Amortization of Deferred Financing Costs to Interest Expense	710	599	362
Accretion of Commercial Loans and Investments Origination Fees	(18)	—	—
Non-Cash Portion of Extinguishment of Debt	—	727	—
Gain on Disposition of Assets	(9,334)	(33,801)	(9,675)
Provision for Impairment	3,220	—	—
Non-Cash Compensation	318	310	309
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(402)	(935)	(607)
COVID-19 Rent Repayments	—	45	430
Other Assets	186	552	(2,413)
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	670	217	673
Prepaid Rent and Deferred Revenue	1,687	(253)	977
Net Cash Provided By Operating Activities	25,644	24,652	17,200
Cash Flow From Investing Activities:
Acquisition of Real Estate, Including Capitalized Expenditures	(84,465)	(189,148)	(223,407)
Proceeds from Disposition of Assets	106,303	150,370	27,415
Acquisition of Commercial Loans and Investments	(35,419)	—
Net Cash Used In Investing Activities	(13,581)	(38,778)	(195,992)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	31,750	277,000	294,622
Payments on Long-Term Debt	(23,500)	(277,750)	(162,431)
Cash Paid for Loan Fees	(73)	(2,106)	(1,402)
Repurchase of Common Stock	(14,616)	—	—
Proceeds From Stock Issuance, Net	12,124	35,645	67,770
Dividends Paid	(17,061)	(15,116)	(12,164)
Net Cash Provided By (Used In) Financing Activities	(11,376)	17,673	186,395
Net Increase in Cash and Cash Equivalents	687	3,547	7,603
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	13,044	9,497	1,894
Cash and Cash Equivalents and Restricted Cash, End of Period	$13,731	$13,044	$9,497

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$4,019	$9,018	$8,851
Restricted Cash	9,712	4,026	646
Total Cash	$13,731	$13,044	$9,497

The accompanying notes are an integral part of these consolidated financial statements.

f-7

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$9,245	$7,753	$3,131

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain (Loss) on Cash Flow Hedges	$(3,778)	$12,679	$2,403
Operating Partnership Unit Redemption	$9,041	$—	$—
Right-of-Use Assets and Operating Lease Liability	$—	$1,831	$—
Operating Units Issued in Exchange for Real Estate	$—	$—	$9,041
Assumption of Mortgage Note Payable	$—	$—	$30,000

The accompanying notes are an integral part of these consolidated financial statements.

f-8

ALPINE INCOME PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022 and 2021

NOTE 1.      BUSINESS AND ORGANIZATION

BUSINESS

Alpine Income Property Trust, Inc. (the “Company” or “PINE”) is a real estate investment trust (“REIT”) that owns and operates a high-quality portfolio of commercial net lease properties. The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Alpine Income Property Trust, Inc. together with our consolidated subsidiaries.

Our portfolio consists of 138 net leased properties located in 104 markets in 35 states. The properties in our portfolio are primarily subject to long-term, net leases, which generally require the tenant to pay directly or reimburse us for property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. The Company may also acquire or originate commercial loans and investments. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate. See Note 4, “Commercial Loans and Investments” for further disclosure related to the Company’s commercial loans and investments.

The Company operates in two primary business segments: income properties and commercial loans and investments.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO Realty Growth, Inc. (our “Manager”). CTO Realty Growth, Inc. (NYSE: CTO) is a Maryland corporation that is a publicly traded REIT and the sole member of our Manager (“CTO”). All of our executive officers also serve as executive officers of CTO, and one of our executive officers and directors, John P. Albright, also serves as an executive officer and director of CTO.

ORGANIZATION

The Company is a Maryland corporation that was formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering (“IPO”). We conduct the substantial majority of our operations through Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of December 31, 2023, we have a total ownership interest in the Operating Partnership of 91.8%, with CTO holding, directly and indirectly, an 8.2% ownership interest in the Operating Partnership. Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) oversees our business and affairs.

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gain, to its stockholders (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). As a REIT, the Company is generally not subject to U.S. federal corporate income tax to the extent of its distributions to stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax on its taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. Even if the Company qualifies for taxation

f-9

as a REIT, the Company may be subject to state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and other entities in which we have a controlling interest. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

SEGMENT REPORTING

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 280, Segment Reporting, establishes standards related to the manner in which enterprises report operating segment information. The Company operates in two primary business segments including income properties and commercial loans and investments, as further discussed within Note 20, “Business Segment Data”. The Company has no other reportable segments. The Company’s chief executive officer, who is the Company’s chief operating decision maker, reviews financial information on a disaggregated basis for purposes of allocating and evaluating financial performance.

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

REAL ESTATE

The Company’s real estate assets are primarily comprised of the properties in its portfolio, and are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to the applicable property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the years ended December 31, 2023, 2022, and 2021, was $16.8 million, $14.8 million, and $10.0 million, respectively.

LONG-LIVED ASSETS

The Company follows FASB ASC Topic 360-10, Property, Plant, and Equipment in conducting its impairment analyses. The Company reviews the recoverability of long-lived assets, primarily real estate and real estate held for sale, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of situations considered to be triggering events include: a substantial decline in operating cash flows during the period, a current or projected loss from operations, a property not fully leased or leased at rates that are less than current market rates, and any other quantitative or qualitative events deemed significant by management. Long-lived assets are evaluated for impairment by using an undiscounted cash flow approach, which considers future estimated capital expenditures. Impairment of long-lived assets is measured at fair value less cost to sell.

f-10

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

f-11

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of December 31, 2023 and 2022, the Company’s allowance for doubtful accounts totaled $0.4 million.

COMMERCIAL LOANS AND INVESTMENTS

Investments in commercial loans and investments held for investment are recorded at historical cost, net of unaccreted origination costs and current expected credit losses (“CECL”) reserve.

Pursuant to ASC 326, Financial Instruments - Credit Losses, the Company measures and records a provision for CECL each time a new investment is made or a loan is repaid, as well as if changes to estimates occur during a quarterly measurement period. We are unable to use historical data to estimate expected credit losses as we have incurred no losses to date. Management utilizes a loss-rate method and considers macroeconomic factors to estimate its CECL allowance, which is calculated based on the amortized cost basis of the commercial loans.

RECOGNITION OF INTEREST INCOME FROM COMMERCIAL LOANS AND INVESTMENTS

Interest income on commercial loans and investments includes interest payments made by the borrower and the accretion of loan origination fees, offset by the amortization of loan costs, if any. Interest payments are accrued based on the actual coupon rate and the outstanding principal balance and purchase discounts and loan origination fees are accreted into income using the effective yield method, adjusted for prepayments.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of December 31, 2023 and 2022 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of cash and cash equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

RESTRICTED CASH

Restricted cash totaled $9.7 million at December 31, 2023, of which $7.5 million is being held in an escrow account to be reinvested through the like-kind exchange structure into other income properties and $2.2 million is being held in interest, real estate tax, and/ or insurance reserve accounts related to the Company’s commercial loans and investments.

DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITY

The Company accounts for its cash flow hedging derivatives in accordance with FASB ASC Topic 815-20, Derivatives and Hedging. Depending upon the hedge’s value at each balance sheet date, the derivatives are included in either other assets or accounts payable, accrued expenses, and other liabilities on the accompanying consolidated balance

f-12

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

Changes in fair value of the hedging instruments that are highly effective and designated and qualified as cash-flow hedges are recorded in other comprehensive income and loss, until earnings are affected by the variability in cash flows of the designated hedged items (see Note 13, “Interest Rate Swaps”).

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable included in other assets, accounts payable, and accrued expenses and other liabilities at December 31, 2023 and December 31, 2022, approximate fair value because of the short maturity of these instruments. The carrying value of the Credit Facility, hereinafter defined, approximates current market rates for revolving credit arrangements with similar risks and maturities. The Company estimates the fair value of its commercial loans and investments and term loans based on incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt. The discount rate used to calculate the fair value of debt approximates current lending rates for loans and assumes the debt is outstanding through maturity. Since such amounts are estimates that are based on limited available market information for similar transactions, which is a Level 2 non-recurring measurement, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

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

EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income attributable to the Company for the period by the weighted average number of shares outstanding for the period. Diluted earnings per common share is based on the assumption that the OP Units issued are redeemed for shares of our common stock on a one-for-one basis.

f-13

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

CONCENTRATION OF CREDIT RISK

Certain individual tenants in the Company’s portfolio of properties accounted for more than 10% of lease income from the Company’s income properties during the years ended December 31, 2023 and 2021. No individual tenant accounted for more than 10% of lease income from the Company’s income properties during the year ended December 31, 2022.

For the year ended December 31, 2023, Walgreens represented 11% of lease income from the Company’s income properties. Wells Fargo represented 12% of lease income from the Company’s income properties for the year ended December 31, 2021.

As of December 31, 2023, 13%, 11%, and 11% of the Company’s income property portfolio, based on square footage, was located in the states of Texas, New Jersey, and Michigan, respectively. As of December 31, 2022, 19% of the Company’s income property portfolio, based on square footage, was located in the state of Texas. Uncertainty of the duration of a prolonged real estate and economic downturn could have an adverse impact on the Company’s real estate values.

RECLASSIFICATIONS

Certain items in the prior period’s consolidated statement of operations have been reclassified to conform to the presentation for the year ended December 31, 2023. Specifically, interest income earned on deposits at financial institutions was previously included within Lease Income and is now included within Investment and Other Income on the accompanying consolidated statement of operations. There was no impact to retained earnings as a result of the reclassifications.

RECENTLY ISSUED ACCOUNTING STANDARDS

Segment Reporting. In November 2023, the FASB issued ASU 2023-07 which enhances segment disclosure requirements for entities required to report segment information in accordance with FASB ASC 280, Segment Reporting. The amendments in this update are effective for annual reporting periods beginning after December 15, 2023.

Income Taxes. In December 2023, the FASB issued ASU 2023-09 which enhances income tax disclosure requirements in accordance with FASB ASC 740, Income Taxes. The amendments in this update are effective for annual reporting periods beginning after December 15, 2023.

f-14

NOTE 3.      PROPERTY PORTFOLIO

As of December 31, 2023, the Company’s property portfolio consisted of 138 properties with total square footage of 3.8 million.

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

The components of leasing revenue are as follows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Lease Income
Lease Payments	$40,141	$40,190	$27,138
Variable Lease Payments	4,826	5,001	2,988
Total Lease Income	$44,967	$45,191	$30,126

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to December 31, 2023, are summarized as follows (in thousands). Certain of our operating leases have options to extend, which option periods are not included within minimum future rental receipts.

Year Ending December 31,	Amounts
2024	$38,586
2025	37,354
2026	36,510
2027	32,840
2028	29,453
2029 and Thereafter (Cumulative)	95,794
Total	$270,537

2023 Activity. During the year ended December 31, 2023, the Company acquired 14 properties for a combined purchase price of $82.9 million, or a total cost of $84.2 million including capitalized acquisition costs. Of the total acquisition cost, $21.5 million was allocated to land, $55.2 million was allocated to buildings and improvements, $8.4 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $0.9 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 9.6 years at acquisition.

During the year ended December 31, 2023, the Company sold 24 properties for an aggregate sales price of $108.3 million, generating aggregate gains on sale of $9.3 million.

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

f-15

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

NOTE 4.      COMMERCIAL LOANS AND INVESTMENTS

2023 Activity. On July 25, 2023, the Company originated a construction loan secured by the property and improvements to be constructed thereon for a 33-acre Wawa-anchored land development project in Greenwood, Indiana for $7.8 million. The construction loan matures on July 25, 2025, bears a fixed interest rate of 8.50% that increases to 9.25% on July 25, 2024, and requires interest-only payments prior to maturity. Funding of the loan will occur as the borrower completes the underlying construction. As of December 31, 2023, the Company has disbursed $7.0 million to the borrower.

On October 30, 2023, the Company originated a construction loan secured by the property and improvements to be constructed thereon for a 5-acre land development project anchored by Wawa and McDonalds in Antioch, Tennessee for $6.8 million with the same borrower as the construction loan secured by the 33-acre Wawa-anchored land development project in Greenwood, Indiana. The construction loan matures on October 30, 2025, bears a fixed interest rate of 11.00% that decreases to 9.50% on October 30, 2024, and requires interest-only payments prior to maturity. Funding of the loan will occur as the borrower completes the underlying construction. As of December 31, 2023, the Company has disbursed $4.6 million to the borrower.

On November 15, 2023, the Company originated a $24.0 million first mortgage secured by a portfolio of 41 assets and related improvements (the “Mortgage Note”). The Mortgage Note matures on November 15, 2026, has two one-year extension options, bears a fixed interest rate of 8.75% at the time of acquisition, will increase by 0.25% annually during the initial term, and requires interest-only payments prior to maturity.

The Company’s commercial loans and investments were comprised of the following at December 31, 2023 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – Wawa Land Development – Greenwood, IN	July 2023	July 2025	$7,800	$7,014	$6,984	8.50%
Construction Loan – Wawa Land Development – Antioch, TN	October 2023	October 2025	6,825	4,615	4,568	11.00%
Mortgage Note – Portfolio	November 2023	November 2026	24,000	24,000	23,885	8.75%
			$38,625	$35,629	$35,437
CECL Reserve					(357)
Total Commercial Loans and Investments					$35,080

f-16

The carrying value of the commercial loans and investments at December 31, 2023 consisted of the following (in thousands). There were no commercial loans and investments as of December 31, 2022:

	As of
	December 31, 2023	December 31, 2022
Current Face Amount	$35,629	$—
Unaccreted Origination Fees	(192)	—
CECL Reserve	(357)	—
Total Commercial Loans and Investments	$35,080	$—

NOTE 5.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$4,019	$4,019	$9,018	$9,018
Restricted Cash - Level 1	$9,712	$9,712	$4,026	$4,026
Commercial Loans and Investments - Level 2	$35,080	$36,288	$—	$—
Long-Term Debt - Level 2	$275,677	$258,613	$267,116	$250,568

The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following tables present the fair value of assets (liabilities) measured on a recurring basis by Level as of December 31, 2023 and 2022 (in thousands). See Note 13, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
2026 Term Loan Interest Rate Swap (1)	$4,314	$—	$4,314	$—
2027 Term Loan Interest Rate Swap (2)	$5,793	$—	$5,793	$—
Credit Facility Interest Rate Swap (3)	$716	$—	$716	$—
December 31, 2022
2026 Term Loan Interest Rate Swap (1)	$6,125	$—	$6,125	$—
2027 Term Loan Interest Rate Swap (2)	$8,476	$—	$8,476	$—
(1)	As of December 31, 2023, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan (hereinafter defined) balance. See Note 13, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(2)	As of December 31, 2023, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 1.18% plus 0.10% and the applicable spread on the $100 million 2027 Term Loan (hereinafter defined) balance. See Note 13, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(3)	As of December 31, 2023, the Company utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus 0.10% and the applicable spread on $50 million of the outstanding balance on the Credit Facility (hereinafter defined). See Note 13, “Interest Rate Swaps” for further disclosure related to the Company's interest rate swaps.

f-17

NOTE 6.      INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above market and below market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of December 31, 2023 and 2022 (in thousands):

	As of
	December 31, 2023	December 31, 2022
Intangible Lease Assets:
Value of In-Place Leases	$48,267	$49,974
Value of Above Market In-Place Leases	2,942	3,897
Value of Intangible Leasing Costs	18,865	20,579
Sub-total Intangible Lease Assets	70,074	74,450
Accumulated Amortization	(20,782)	(14,018)
Sub-total Intangible Lease Assets—Net	49,292	60,432
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(6,770)	(6,130)
Sub-total Intangible Lease Liabilities	(6,770)	(6,130)
Accumulated Amortization	1,863	1,080
Sub-total Intangible Lease Liabilities—Net	(4,907)	(5,050)
Total Intangible Assets and Liabilities—Net	$44,385	$55,382

The following table reflects the net amortization of intangible assets and liabilities during the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Amortization Expense	$8,936	$8,801	$5,977
Accretion to Properties Revenue	(417)	(328)	(257)
Net Amortization of Intangible Assets and Liabilities	$8,519	$8,473	$5,720

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Expense	Future Accretion to Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
2024	$8,443	$(446)	$7,997
2025	7,840	(417)	7,423
2026	7,416	(442)	6,974
2027	5,888	(425)	5,463
2028	4,796	(376)	4,420
2029 and Thereafter	12,933	(825)	12,108
Total	$47,316	$(2,931)	$44,385

As of December 31, 2023, the weighted average amortization period of both the total intangible assets and liabilities was 8.8 years.

f-18

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

During the year ended December 31, 2023, the Company recorded a $2.9 million impairment charge representing the provision for losses related to seven convenience store properties within our income properties segment. These seven convenience store properties were leased to one tenant that filed for bankruptcy during the three months ended March 31, 2023. The seven leases underlying these seven convenience store properties were rejected as a part of the bankruptcy proceedings during August of 2023. The impairment charge of $2.9 million is equal to the estimated sales prices for these seven convenience store properties (as set forth in executed letters of intent at the time the impairment was estimated), less the book value of the assets as of December 31, 2023, less estimated costs to sell. As of December 31, 2023, the Company is continuing to evaluate potential sales of all seven of the convenience store properties, as well as leasing opportunities for the convenience store properties not currently leased. There were no impairment charges on the Company’s income property portfolio during the years ended December 31, 2022 and 2021.

Commercial Loans and Investments. The Company evaluates the collectability of its commercial loans and investments on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company accounts for provisions for expected credit losses in accordance with ASC Topic 326, Measurement of Credit Losses on Financial Instruments. Changes in the Company’s allowance for credit losses are presented within change in provision for impairment in the accompanying consolidated statements of operations.

During the year ended December 31, 2023, the Company recorded a $0.3 million impairment charge representing the provision for credit losses related to our commercial loans and investments. The $0.3 million charge was driven by the initial estimated CECL allowance based on our investment activity during the year ended December 31, 2023. We are unable to use historical data to estimate expected credit losses as we have incurred no losses to date. Management utilizes a loss-rate method and considers macroeconomic factors to estimate its CECL allowance, which is calculated based on the amortized cost basis of the commercial loans.

NOTE 8.      OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of
	December 31, 2023	December 31, 2022
Tenant Receivables—Net of Allowance for Doubtful Accounts (1)	$809	$1,172
Prepaid Insurance	838	740
Deposits on Acquisitions	60	30
Prepaid Expenses, Deposits, and Other	1,757	1,494
Deferred Financing Costs—Net	1,190	1,518
Interest Rate Swaps	10,957	14,632
Operating Leases - Right-of-Use Asset (2)	1,434	1,647
Total Other Assets	$17,045	$21,233
(1)	Includes $0.4 million allowance for doubtful accounts as of December 31, 2023 and 2022.
(2)	See Note 9, “Operating Land Leases” for further disclosure related to the Company’s right-of-use asset balance as of December 31, 2023.

f-19

NOTE 9. OPERATING LAND LEASES

The Company is the lessee under operating land leases for certain of its properties. FASB ASC Topic 842, Leases, requires a lessee to recognize right-of-use assets and lease liabilities that arise from leases, whether qualifying as an operating or finance lease. As of December 31, 2023, the Company’s right-of-use assets totaled $1.4 million and the corresponding lease liabilities totaled $1.5 million, which balances are reflected within other assets and accounts payable, accrued expenses, and other liabilities, respectively, on the consolidated balance sheets. The right-of-use assets and lease liabilities are measured based on the present value of the lease payments utilizing discount rates estimated to be equal to that which the Company would pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

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

Amortization of right-of-use assets for operating land leases is recognized on a straight-line basis over the term of the lease and is included within real estate expenses in the consolidated statements of operations. Amortization totaled $0.3 million and $0.1 million during the years ended December 31, 2023 and 2022, respectively, with no such expense recognized during the year ended December 31, 2021.

The following table reflects a summary of operating land leases, under which the Company is the lessee, for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating Cash Outflows	$257	$197	$—
Weighted Average Remaining Lease Term	7.1	7.9	—
Weighted Average Discount Rate	2.0	2.0	—

Minimum future lease payments under non-cancelable operating land leases, having remaining terms in excess of one year subsequent to December 31, 2023, are summarized as follows (in thousands):

Year Ending December 31,
2024	$251
2025	192
2026	202
2027	202
2028	202
2029 and Thereafter	490
Total Lease Payments	$1,539
Imputed Interest	(85)
Operating Leases – Liability	$1,454

f-20

NOTE 10.      ASSETS HELD FOR SALE

Assets held for sale as of December 31, 2023 are summarized below (in thousands). There were no assets or liabilities held for sale as of December 31, 2022.

As of December 31, 2023
Real Estate—Net	$6,374
Intangible Lease Assets—Net	749
Intangible Lease Liabilities—Net	(39)
Straight-Line Rent Adjustment	173
Other Assets	17
Assets Prior to Provision for Impairment	$7,274
Less Provision for Impairment	(2,864)
Total Assets Held for Sale	$4,410

NOTE 11.      ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	December 31, 2023	December 31, 2022
Accounts Payable	$30	$17
Accrued Expenses	2,449	1,609
Tenant Security Deposits	78	165
Due to CTO	1,052	932
Interest Rate Swaps	134	31
Operating Leases - Liability (1)	1,454	1,657
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$5,197	$4,411
(1)	See Note 9, “Operating Land Leases” for further disclosure related to the Company’s operating land lease liability balance as of December 31, 2023.

NOTE 12.      LONG-TERM DEBT

As of December 31, 2023, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Stated Interest Rate	Maturity Date
Credit Facility (1)	$76,500	SOFR + 0.10% + [1.25% - 2.20%]	January 2027
2026 Term Loan (2)	100,000	SOFR + 0.10% + [1.35% - 1.95%]	May 2026
2027 Term Loan (3)	100,000	SOFR + 0.10% + [1.25% - 1.90%]	January 2027
Total Debt/Weighted-Average Rate	$276,500	3.84%
(1)	As of December 31, 2023, the Company utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus 0.10% and the applicable spread on $50 million of the outstanding balance on the Credit Facility (hereinafter defined). See Note 13, “Interest Rate Swaps” for further disclosure related to the Company's interest rate swaps.
(2)	As of December 31, 2023, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan (hereinafter defined) balance. See Note 13, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(3)	As of December 31, 2023, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 1.18% plus 0.10% and the applicable spread on the $100 million 2027 Term Loan (hereinafter defined) balance. See Note 13, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

f-21

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

At December 31, 2023, the commitment level under the Credit Facility was $250.0 million and the Company had an outstanding balance of $76.5 million.

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

f-22

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

Mortgage Notes Payable. On June 30, 2021, in connection with the acquisition of six net lease properties from CTO (the “CMBS Portfolio”), the Company assumed an existing $30.0 million secured mortgage, which bears interest at a fixed rate of 4.33% (the “CMBS Loan”). On December 1, 2022, the Company completed the defeasance of the CMBS Loan, unencumbering the CMBS Portfolio. The Company sold four of the six properties subsequent to the defeasance, during the year ended December 31, 2022. Additionally, on June 30, 2021, in connection with the acquisition of two net lease properties from an unrelated third party, the Company assumed mortgage notes totaling an aggregate of $1.6 million, which balance was repaid on July 1, 2021.

Long-term debt as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023		December 31, 2022
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$76,500	$—	$68,250	$—
2026 Term Loan	100,000	—	100,000	—
2027 Term Loan	100,000	—	100,000	—
Financing Costs, net of Accumulated Amortization	(823)	—	(1,134)	—
Total Long-Term Debt	$275,677	$—	$267,116	$—

Payments applicable to reduction of principal amounts as of December 31, 2023 will be required as follows (in thousands):

Year Ending December 31,	Amount
2024	—
2025	—
2026	100,000
2027	176,500
2028	—
2029 and Thereafter	—
Total Long-Term Debt - Face Value	$276,500

The carrying value of long-term debt as of December 31, 2023 consisted of the following (in thousands):

Total
Current Face Amount	$276,500
Financing Costs, net of Accumulated Amortization	(823)
Total Long-Term Debt	$275,677

f-23

In addition to the $0.8 million of financing costs, net of accumulated amortization included in the table above, as of December 31, 2023, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $1.2 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Interest Expense	$9,455	$8,940	$3,340
Amortization of Deferred Financing Costs to Interest Expense	710	599	362
Total Interest Expense	$10,165	$9,539	$3,702

Total Interest Paid	$9,245	$7,753	$3,131

The Company was in compliance with all of its debt covenants as of December 31, 2023.

NOTE 13. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the years ended December 31, 2023, 2022, and 2021. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements are included in other assets and accrued and other liabilities, respectively, on the consolidated balance sheets. Information related to the Company’s interest rate swap agreements are noted below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value as of December 31, 2023
2026 Term Loan (1)	5/21/2021	5/21/2026	2.05% + 0.10% + applicable spread	$100,000	$4,314
2027 Term Loan (2)	9/30/2021	11/26/2024	1.18%+ 0.10% + applicable spread	$100,000	$3,048
2027 Term Loan (3)	11/26/2024	1/31/2027	1.60%+ 0.10% + applicable spread	$80,000	$2,745
Credit Facility (4)	3/1/2023	3/1/2028	3.21%+ 0.10%+ applicable spread	$50,000	$716
(1)	As of December 31, 2023, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan balance. The weighted average fixed interest rate of 2.05%, is comprised of: (i) rate swaps on $60.0 million of the 2026 Term Loan balance effective May 21, 2021, as amended on April 14, 2022 in connection with the 2026 Term Loan Amendment, to fix SOFR (prior to April 14, 2022, the swap was to fix LIBOR), and (ii) a rate swap on $40.0 million of the 2026 Term Loan Balance effective September 30, 2022, to fix SOFR.
(2)	As of December 31, 2023, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 1.18% plus 0.10% and the applicable spread on the $100 million 2027 Term Loan balance. The weighted average fixed interest rate of 1.18%, is comprised of: (i) rate swaps on $80.0 million of the 2027 Term Loan balance effective September 30, 2021, as amended on April 14, 2022 in connection with the 2027 Term Loan Amendment, to fix SOFR, (prior to April 14, 2022, the swap was to fix LIBOR), and (ii) a rate swap on $20.0 million of the 2027 Term Loan balance effective September 30, 2022, to fix SOFR.
(3)	The interest rate swap agreement hedges $80.0 million of the $100.0 million 2027 Term Loan balance under different terms and commences concurrent to the interest rate agreements maturing on November 26, 2024 to extend the fixed interest rate through maturity on January 31, 2027.
(4)	As of December 31, 2023, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus 0.10% and the applicable spread on $50 million of the outstanding balance on the Credit Facility. The swap was effective on March 1, 2023.

f-24

The use of interest rate swap agreements carries risks, including the risk that the counterparties to these agreements are not able to perform. To mitigate this risk, the Company enters into interest rate swap agreements with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not currently anticipate that any of the counterparties to the Company’s interest rate swap agreements will fail to meet their obligations. As of December 31, 2023 and 2022, there were no events of default related to the Company's interest rate swap agreements.

NOTE 14.      EQUITY

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

On October 21, 2022, the Company implemented a $150.0 million “at-the-market” equity offering program (the “2022 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. During the year ended December 31, 2023, the Company sold 665,929 shares under the 2022 ATM Program for gross proceeds of $12.6 million at a weighted average price of $18.96 per share, generating net proceeds of $12.4 million after deducting transaction fees totaling $0.2 million. During the year ended December 31, 2022, the Company sold 1,479,241 shares under the 2022 ATM Program for gross proceeds of $27.8 million at a weighted average price of $18.81 per share, generating net proceeds of $27.4 million after deducting transaction fees totaling $0.4 million.

In the aggregate, under the 2020 ATM Program and 2022 ATM Program, during the year ended December 31, 2022, the Company sold 1,925,408 shares for gross proceeds of $36.5 million at a weighted average price of $18.96 per share, generating net proceeds of $36.0 million after deducting transaction fees totaling $0.5 million.

f-25

NONCONTROLLING INTEREST

As of December 31, 2023, CTO holds, directly and indirectly, an 8.2% noncontrolling ownership interest in the Operating Partnership as a result of 1,223,854 OP Units issued to CTO at the time of the Company’s IPO. On November 10, 2023, the Company redeemed the 479,640 OP Units held previously held by an unrelated third party. The 479,640 OP Units were redeemed on a one-for-one basis for shares of common stock of the Company.

DIVIDENDS

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Code. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate U.S. federal corporate income taxes payable by the Company. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the years ended December 31, 2023, 2022, and 2021, the Company declared and paid cash dividends on its common stock and OP Units of $1.100 per share, $1.090 per share, and $1.015 per share, respectively.

NOTE 15.      COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income attributable to the Company for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share are determined based on the assumption of the redemption of OP Units on a one-for-one basis using the treasury stock method at average market prices for the periods.

The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net Income Attributable to Alpine Income Property Trust, Inc.	$2,917	$29,720	$9,964

Weighted Average Number of Common Shares Outstanding	13,925,362	11,976,001	9,781,066
Weighted Average Number of Common Shares Applicable to OP Units using Treasury Stock Method (1)	1,635,162	1,703,494	1,465,161
Total Shares Applicable to Diluted Earnings per Share	15,560,524	13,679,495	11,246,227

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$0.21	$2.48	$1.02
Diluted	$0.19	$2.17	$0.89
(1)	Represents shares underlying OP units including (i) 1,223,854 shares underlying OP Units issued to CTO in connection with our IPO and (ii) 479,640 shares underlying OP Units issued to an unrelated third party in connection with the acquisition of a portfolio of properties during the year ended December 31, 2021, which OP Units were redeemed on a one-for-one basis for shares of common stock of the Company during the year ended December 31, 2023 (see Note 14, “Equity”).

f-26

NOTE 16. SHARE REPURCHASES

In March 2020, the Board approved a $5.0 million stock repurchase program (the “2020 $5.0 Million Repurchase Program”). During the year ended December 31, 2020, the Company repurchased 456,237 shares of its common stock on the open market for a total cost of $5.0 million, or an average price per share of $11.02, which completed the 2020 $5.0 Million Repurchase Program.

In May 2023, the Board approved a $5.0 million stock repurchase program (the “2023 $5.0 Million Repurchase Program”). Under the 2023 $5.0 Million Repurchase Program, the Company repurchased 23,889 shares of its common stock on the open market for a total cost of $0.4 million, or an average price per share of $15.22, during the year ended December 31, 2023.

In July 2023, the Board approved a $15.0 million stock repurchase program (the “2023 $15.0 Million Repurchase Program”). The 2023 $15.0 Million Repurchase Program replaced the 2023 $5.0 Million Repurchase Program. Under the 2023 $15.0 Million Repurchase Program, the Company repurchased 875,122 shares of its common stock on the open market for a total cost of $14.2 million, or an average price per share of $16.26, during the year ended December 31, 2023.

In aggregate, the Company repurchased 899,011 shares of its common stock on the open market for a total cost of $14.6 million, or an average price per share of $16.23, during the year ended December 31, 2023. There were no repurchases of the Company’s common stock during the years ended December 31, 2022 or 2021.

NOTE 17.      STOCK-BASED COMPENSATION

In connection with the closing of the IPO, on November 26, 2019, the Company granted restricted shares of common stock to each of the Company’s initial non-employee directors under the Individual Plan. Each of the initial non-employee directors received an award of 2,000 restricted shares of common stock on November 26, 2019. The restricted shares vested in substantially equal installments on each of the first, second, and third anniversaries of the grant date. As of December 31, 2022, all increments of this award had vested. In addition, the restricted shares are subject to a holding period beginning on the grant date and ending on the date that the grantee ceases to serve as a member of the Board (the “Holding Period”). During the Holding Period, the restricted shares may not be sold, pledged or otherwise transferred by the grantee. Except for the one-time IPO-related grant of these 8,000 restricted shares of common stock, and the shares of common stock issued quarterly to the non-employee directors in lieu of cash retainer fees (pursuant to the directors’ annual election under the Company’s Non-Employee Director Compensation Policy), the Company has not made any grants under the Equity Incentive Plans. Any future grants under the Equity Incentive Plans will be approved by the compensation committee of the Board. The 2019 non-employee director share awards had an aggregate grant date fair value of $0.15 million. The Company’s determination of the grant date fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost was recognized on a straight-line basis over the vesting period and is included in general and administrative expenses in the Company’s consolidated statements of operations. The Company recognized stock compensation expense totaling $0.05 million during each of the years ended December 31, 2022, and 2021. There was no stock compensation expense during the year ended December 31, 2023.

f-27

A summary of activity for these awards during the years ended December 31, 2023, 2022 and 2021 is presented below:

Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Non-Vested at January 1, 2021	5,336	$18.80
Granted	—	—
Vested	(2,668)	$18.80
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2021	2,668	$18.80
Granted	—	—
Vested	(2,668)	$18.80
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2022	—	$—
Granted	—	—
Vested	—	—
Expired	—	—
Forfeited	—	—
Non-Vested at December 31, 2023	—	$—

As of December 31, 2023 and 2022, there was no unrecognized compensation cost related to the three-year vest restricted shares.

Each non-employee member of the Board has the option to receive his or her annual retainer fee in shares of Company common stock rather than cash. The number of shares issued to the directors making such election is calculated quarterly by dividing the amount of the quarterly retainer fee payment due to such director by the 20-day trailing average closing price of the Company’s common stock as of the last business day of the calendar quarter, rounded down to the nearest whole number of shares. During the year ended December 31, 2023, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.3 million, or 19,133 shares, of which 4,776 shares were issued on April 1, 2023, 4,940 shares were issued on July 3, 2023, 4,748 shares were issued on October 2, 2023, and 4,669 shares were issued on January 2, 2024. During the year ended December 31, 2022, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.3 million, or 14,485 shares, of which 3,514 shares were issued on April 1, 2022, 3,689 shares were issued on July 1, 2022, 3,774 shares were issued on October 1, 2022, and 3,508 shares were issued on January 1, 2023. During the year ended December 31, 2021, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.3 million, or 14,049 shares, of which 3,453 shares were issued on April 1, 2021, 3,525 shares were issued on July 1, 2021, 3,594 shares were issued on October 1, 2021, and 3,477 shares were issued on January 3, 2022.

Stock compensation expense for the years ended December 31, 2023, 2022, and 2021 is summarized as follows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Stock Compensation Expense – Director Restricted Stock	$—	$46	$50
Stock Compensation Expense – Director Retainers Paid in Stock	318	264	259
Total Stock Compensation Expense	$318	$310	$309
(1)	Director retainers are issued through additional paid in capital in arrears. Therefore, the change in additional paid in capital during the years ended December 31, 2023, 2022, and 2021 reported on the consolidated statements of stockholders’ equity does not agree to the total non-cash compensation reported on the consolidated statements of cash flows.

f-28

NOTE 18. RELATED PARTY MANAGEMENT COMPANY

We are externally managed by the Manager, a wholly owned subsidiary of CTO. During the year ended December 31, 2023, CTO purchased 129,271 shares of PINE common stock in the open market for $2.1 million, or an average price per share of $16.21. During the year ended December 31, 2022, CTO purchased 155,665 shares of PINE common stock in the open market for $2.7 million, or an average price per share of $17.57. As of December 31, 2023, CTO owns, in the aggregate, 1,223,854 OP Units and 1,108,814 shares of PINE common stock, inclusive of (i) 394,737 shares of common stock totaling $7.5 million issued in connection with a private placement that closed concurrently with the IPO, (ii) 421,053 shares of common stock totaling $8.0 million issued in connection with the IPO, and (iii) 293,024 shares of common stock totaling $5.0 million purchased by CTO subsequent to the IPO. The aggregate 1,223,854 OP Units and 1,108,814 shares of PINE common stock held by CTO represent an investment totaling $39.4 million, or 15.7% of PINE’s outstanding equity, as of December 31, 2023.

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

Our Manager has the ability to earn an annual incentive fee based on our total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. We would pay our Manager an incentive fee with respect to each annual measurement period in the amount of the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was due for the year ended December 31, 2023, 2022 or 2021.

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

The Company incurred management fee expenses totaling $4.3 million, $3.8 million, and $3.2 million during the years ended December 31, 2023, 2022, and 2021, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $2.5 million, $2.3 million, and $2.1 million, for the years ended December 31, 2023, 2022, and 2021, respectively.

f-29

The following table represents amounts due from the Company to CTO (in thousands):

	As of
Description	December 31, 2023	December 31, 2022
Management Fee due to CTO	$1,062	$993
Other	(10)	(61)
Total (1)	$1,052	$932
(1)	Included in accrued expenses, see Note 11, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

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

On April 2, 2021, the Company entered into a purchase and sale agreement with certain subsidiaries of CTO for the purchase of six net lease properties (“the CMBS Portfolio”). The terms of the purchase and sale agreement, as amended on April 20, 2021, provided a total purchase price of $44.5 million for the CMBS Portfolio. The acquisition of the CMBS Portfolio was completed on June 30, 2021.

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

f-30

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

f-31

Revenue Sharing Agreement

On December 4, 2023, CTO entered into an asset management agreement directly with the borrower under the Mortgage Note (as described in Note 4, “Commercial Loans and Investments”) to manage the portfolio of assets secured by the Mortgage Note. The Company entered into a revenue sharing agreement with CTO whereby the Company is expected to receive a share of the asset management fees, disposition management fees, leasing commissions, and other fees related to CTO’s management and administration of the portfolio (the “Revenue Sharing Agreement”). The Company’s share of the fees under the Revenue Sharing Agreement will be based on fees earned by CTO associated with the single tenant properties within the portfolio. During the year ended December 31, 2023, the Company recognized less than $0.1 million of revenue pursuant to the Revenue Sharing Agreement, which is included in other revenue on the Company’s consolidated statement of operations.

NOTE 19.      COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

CONTRACTUAL COMMITMENTS – EXPENDITURES

The Company is committed to fund two construction loans as described in Note 4, “Commercial Loans and Investments”. The unfunded portion of the construction loans totaled $3.0 million as of December 31, 2023.

NOTE 20.      BUSINESS SEGMENT DATA

The Company operates in two primary business segments: income properties and commercial loans and investments.

Our income property operations consist of lease income from income producing properties and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 89% and 95% of our identifiable assets as of December 31, 2023 and 2022, respectively, and 98.5%, 100%, and 100% of our consolidated revenues for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, our commercial loans investment portfolio consisted of three commercial loan investments.

The Company’s chief operating decision maker evaluates segment performance based on operating income. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skill.

f-32

Information about the Company’s operations in different segments for the years ended December 31, 2023, 2022, and 2021 is as follows (in thousands):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Revenues:
Lease Income	$44,967	$45,191	$30,126
Interest Income from Commercial Loans and Investments	637	—	—
Other Revenue	40	—	—
Total Revenues	$45,644	$45,191	$30,126
Operating Income (Loss):
Lease Income	$38,387	$39,756	$26,453
Interest Income from Commercial Loans and Investments	637	—	—
Other Revenue	40	—	—
General and Corporate Expenses	(32,059)	(29,348)	(20,966)
Provision for Impairment	(3,220)	—	—
Gain on Disposition of Assets	9,334	33,801	9,675
Gain (Loss) on Extinguishment of Debt	23	(727)	—
Total Operating Income	$13,142	$43,482	$15,162
Depreciation and Amortization:
Income Properties	$25,758	$23,564	$15,939
Total Depreciation and Amortization	$25,758	$23,564	$15,939
Capital Expenditures:
Income Properties	$84,465	$189,148	$223,407
Commercial Loans and Investments	35,419	—	—
Total Capital Expenditures	$119,884	$189,148	$223,407

Identifiable assets of each segment as of December 31, 2023 and 2022 are as follows (in thousands):

	As of
	December 31, 2023	December 31, 2022
Identifiable Assets:
Income Properties	$503,151	$543,909
Commercial Loans and Investments	35,220	—
Corporate and Other	26,189	29,522
Total Assets	$564,560	$573,431

Operating income represents income from continuing operations before interest expense, and investment and other income. General and corporate expenses are an aggregate of general and administrative expenses and depreciation and amortization expense. Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Corporate and other assets consist primarily of cash and restricted cash as well as the interest rate swaps.

NOTE 21.      SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through February 8, 2024, the date the consolidated financial statements were issued. There were no reportable subsequent events or transactions.

f-33