Form 10-Q
period 2024-03-31
Alpine Income Property Trust, Inc.
filed 2024-04-18
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of the registrant’s common stock outstanding on April 11, 2024 was 13,623,239.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Real Estate:
Land, at Cost	$150,327	$149,314
Building and Improvements, at Cost	329,118	328,993
Total Real Estate, at Cost	479,445	478,307
Less, Accumulated Depreciation	(38,931)	(34,714)
Real Estate—Net	440,514	443,593
Assets Held for Sale	4,410	4,410
Commercial Loans and Investments	38,046	35,080
Cash and Cash Equivalents	5,145	4,019
Restricted Cash	2,833	9,712
Intangible Lease Assets—Net	47,019	49,292
Straight-Line Rent Adjustment	1,473	1,409
Other Assets	19,581	17,045
Total Assets	$559,021	$564,560
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$6,108	$5,736
Prepaid Rent and Deferred Revenue	3,112	2,627
Intangible Lease Liabilities—Net	4,689	4,907
Long-Term Debt	272,256	275,677
Total Liabilities	286,165	288,947
Commitments and Contingencies—See Note 19
Equity:
Preferred Stock, $0.01 par value per share, 100 million shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common Stock, $0.01 par value per share, 500 million shares authorized, 13,618,108 shares issued and outstanding as of March 31, 2024 and 13,659,207 shares issued and outstanding as of December 31, 2023	136	137
Additional Paid-in Capital	242,944	243,690
Dividends in Excess of Net Income	(6,364)	(2,359)
Accumulated Other Comprehensive Income	11,436	9,275
Stockholders' Equity	248,152	250,743
Noncontrolling Interest	24,704	24,870
Total Equity	272,856	275,613
Total Liabilities and Equity	$559,021	$564,560

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues:
Lease Income	$11,464	$11,156
Interest Income from Commercial Loans and Investments	903	—
Other Revenue	99	—
Total Revenues	12,466	11,156
Operating Expenses:
Real Estate Expenses	1,928	1,434
General and Administrative Expenses	1,542	1,515
Provision for Impairment	31	—
Depreciation and Amortization	6,382	6,335
Total Operating Expenses	9,883	9,284
Gain on Disposition of Assets	—	4,453
Gain on Extinguishment of Debt	—	23
Net Income From Operations	2,583	6,348
Investment and Other Income	69	10
Interest Expense	(2,935)	(2,613)
Net Income (Loss)	(283)	3,745
Less: Net (Income) Loss Attributable to Noncontrolling Interest	23	(406)
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$(260)	$3,339

Per Common Share Data:
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.
Basic	$(0.02)	$0.24
Diluted	$(0.02)	$0.21

Weighted Average Number of Common Shares:
Basic	13,621,208	14,000,553
Diluted	14,845,062	15,704,047

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net Income (Loss)	$(283)	$3,745
Other Comprehensive Income (Loss)
Cash Flow Hedging Derivative - Interest Rate Swaps	2,355	(2,766)
Total Other Comprehensive Income (Loss)	2,355	(2,766)
Total Comprehensive Income	$2,072	$979
Less: Comprehensive Income Attributable to Noncontrolling Interest
Net (Income) Loss Attributable to Noncontrolling Interest	23	(406)
Other Comprehensive Income Attributable to Noncontrolling Interest	(194)	—
Comprehensive Income Attributable to Noncontrolling Interest	(171)	(406)
Comprehensive Income Attributable to Alpine Income Property Trust, Inc.	$1,901	$573

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

For the three months ended March 31, 2024:

	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2024	$137	$243,690	$(2,359)	$9,275	$250,743	$24,870	$275,613
Net Loss	—	—	(260)	—	(260)	(23)	(283)
Stock Repurchases	(1)	(774)	—	—	(775)	—	(775)
Stock Issuance to Directors	—	79	—	—	79	—	79
Payment of Equity Issuance Costs	—	(51)	—	—	(51)	—	(51)
Cash Dividends ($0.275 per share)	—	—	(3,745)	—	(3,745)	(337)	(4,082)
Other Comprehensive Income	—	—	—	2,161	2,161	194	2,355
Balance March 31, 2024	$136	$242,944	$(6,364)	$11,436	$248,152	$24,704	$272,856

For the three months ended March 31, 2023:

	Common Stock at Par	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2023	$134	$236,841	$10,042	$14,601	$261,618	$33,757	$295,375
Net Income	—	—	3,339	—	3,339	406	3,745
Stock Issuance to Directors	—	66	—	—	66	—	66
Stock Issuance, Net of Equity Issuance Costs	7	12,381	—	—	12,388	—	12,388
Cash Dividends ($0.275 per share)	—	—	(3,867)	—	(3,867)	(469)	(4,336)
Other Comprehensive Loss	—	—	—	(2,766)	(2,766)	—	(2,766)
Balance March 31, 2023	$141	$249,288	$9,514	$11,835	$270,778	$33,694	$304,472

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash Flow From Operating Activities:
Net Income (Loss)	$(283)	$3,745
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	6,382	6,335
Amortization of Intangible Lease Assets and Liabilities to Lease Income	(110)	(87)
Amortization of Deferred Financing Costs to Interest Expense	180	174
Accretion of Commercial Loans and Investments Origination Fees	(29)	—
Gain on Disposition of Assets	—	(4,453)
Provision for Impairment	31	—
Non-Cash Compensation	79	80
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(65)	(165)
Other Assets	(416)	(953)
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	506	673
Prepaid Rent and Deferred Revenue	485	28
Net Cash Provided By Operating Activities	6,760	5,377
Cash Flow From Investing Activities:
Acquisition of Real Estate, Including Capitalized Expenditures	(1,138)	(102)
Proceeds from Disposition of Assets	—	55,452
Acquisition of Commercial Loans and Investments	(3,597)	—
Principal Payments Received on Commercial Loan Investments	630	—
Net Cash Provided By (Used In) Investing Activities	(4,105)	55,350
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	6,000	1,250
Payments on Long-Term Debt	(9,500)	(19,500)
Cash Paid for Loan Fees	—	(14)
Repurchase of Common Stock	(775)	—
Proceeds From Stock Issuance, Net	(51)	12,388
Dividends Paid	(4,082)	(4,336)
Net Cash Used In Financing Activities	(8,408)	(10,212)
Net Increase (Decrease) in Cash and Cash Equivalents	(5,753)	50,515
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	13,731	13,044
Cash and Cash Equivalents and Restricted Cash, End of Period	$7,978	$63,559

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$5,145	$4,290
Restricted Cash	2,833	59,269
Total Cash	$7,978	$63,559

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$2,787	$2,544

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain (Loss) on Cash Flow Hedge	$2,355	$(2,766)

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

Our portfolio consists of 138 net leased properties located in 35 states. The properties in our portfolio are primarily subject to long-term, net leases, which generally require the tenant to pay directly or reimburse us for property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. The Company may also acquire or originate commercial loans and investments. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate. See Note 4, “Commercial Loans and Investments” for further disclosure related to the Company’s commercial loans and investments.

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

ORGANIZATION

The Company is a Maryland corporation that was formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering (“IPO”). We conduct the substantial majority of our operations through Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of March 31, 2024, we have a total ownership interest in the Operating Partnership of 91.8%, with CTO holding, directly and indirectly, an 8.2% ownership interest in the Operating Partnership. Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) oversees our business and affairs.

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

REAL ESTATE

The Company’s real estate assets are comprised of the properties in its portfolio, and are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to the applicable property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the three months ended March 31, 2024 and March 31, 2023, was $4.2 million, and $4.0 million, respectively.

LONG-LIVED ASSETS

The Company follows FASB ASC Topic 360-10, Property, Plant, and Equipment, in conducting its impairment analyses. The Company reviews the recoverability of long-lived assets, primarily real estate, and real estate held for sale, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of situations considered to be triggering events include: a substantial decline in operating cash flows during the period, a current or projected loss from operations, a property not fully leased or leased at rates that are less than current market rates, and any other quantitative or qualitative events deemed significant by management. Long-lived assets are evaluated for impairment by using an undiscounted cash flow approach, which considers future estimated capital expenditures. Impairment of long-lived assets is measured at fair value less cost to sell.

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

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of March 31, 2024 and December 31, 2023, the Company’s allowance for doubtful accounts totaled $0.2 million and $0.4 million, respectively.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of March 31, 2024 and December 31, 2023 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of cash and cash equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

RESTRICTED CASH

Restricted cash totaled $2.8 million as of March 31, 2024, which is being held in interest, tax, insurance, and/or capital expenditure reserve accounts related to the Company’s commercial loans and investments.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable included in other assets, accounts payable, and accrued expenses and other liabilities at March 31, 2024 and December 31, 2023, approximate fair value because of the short maturity of these instruments. The carrying value of the Credit Facility, hereinafter defined, approximates current market rates for revolving credit arrangements with similar risks and maturities. The Company estimates the fair value of its commercial loans and investments and term loans based on incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt. The discount rate used to calculate the fair value of debt approximates current lending rates for loans and assumes the debt is outstanding through maturity. Since such amounts are estimates that are based on limited available market information for similar transactions, which is a Level 2 non-recurring measurement, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

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

CONCENTRATION OF CREDIT RISK

Certain individual tenants in the Company’s portfolio of properties accounted for more than 10% of lease income from the Company’s income properties during the three months ended March 31, 2024 and 2023.

During the three months ended March 31, 2024 and 2023, Walgreens accounted for 11% and 12% of total revenues, respectively.

As of March 31, 2024 and December 31, 2023, 13%, 11%, and 11% of the Company’s real estate portfolio, based on square footage, was located in the states of Texas, New Jersey, and Michigan, respectively.

RECLASSIFICATIONS

Certain items in the prior period’s consolidated balance sheet and consolidated statement of operations have been reclassified to conform to the presentation for the three months ended March 31, 2024. Specifically, tax, insurance, and capital expenditure reserve accounts related to the Company’s commercial loans and investments were previously included within Prepaid Rent and Deferred Revenue and are now included within Accounts Payable, Accrued Expenses, and Other Liabilities on the accompanying consolidated balance sheets. Additionally, interest income earned on deposits at financial institutions was previously included within Lease Income and is now included within Investment and Other Income on the accompanying consolidated statement of operations. There was no impact to retained earnings as a result of the reclassifications.

NOTE 3. PROPERTY PORTFOLIO

As of March 31, 2024, the Company’s property portfolio consisted of 138 properties with total square footage of 3.8 million.

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

The components of leasing revenue are as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Lease Income
Lease Payments	$9,862	$10,163
Variable Lease Payments	1,602	993
Total Lease Income	$11,464	$11,156

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to March 31, 2024, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2024	$29,084
2025	37,830
2026	37,021
2027	33,353
2028	30,088
2029	25,817
2030 and Thereafter (Cumulative)	75,096
Total	$268,289

2024 Activity. During the three months ended March 31, 2024, the Company acquired one land parcel, for which the Company already owned the property leased to CVS in Baton Rouge, Louisiana, for a purchase price of $1.0 million. No properties were sold during the three months ended March 31, 2024.

2023 Activity. No properties were acquired during the three months ending March 31, 2023. During the three months ended March 31, 2023, the Company sold ten properties for an aggregate sales price of $56.2 million generating aggregate gains on sale of $4.5 million.

NOTE 4. COMMERCIAL LOANS AND INVESTMENTS

On January 30, 2024, the Company originated a construction loan secured by the property and improvements to be constructed thereon for six retail outparcels in Lawrenceville, Georgia for $7.2 million. The construction loan matures on January 30, 2026, bears a fixed interest rate of 11.25% and requires interest-only payments prior to maturity. Funding of the loan will occur as the borrower completes the underlying construction. As of March 31, 2024, the Company has disbursed $3.6 million to the borrower.

On July 25, 2023, the Company originated a construction loan secured by the property and improvements to be constructed thereon for a 33-acre Wawa-anchored land development project in Greenwood, Indiana for $7.8 million. The construction loan matures on July 25, 2025, bears a fixed interest rate of 8.50% that increases to 9.25% on July 25, 2024, and requires interest-only payments prior to maturity. Funding of the loan will occur as the borrower completes the underlying construction. As of March 31, 2024, the Company has disbursed $7.1 million to the borrower.

On October 30, 2023, the Company originated a construction loan secured by the property and improvements to be constructed thereon for a 5-acre land development project anchored by Wawa and McDonalds in Antioch, Tennessee for $6.8 million with the same borrower as the construction loan secured by the 33-acre Wawa-anchored land development project in Greenwood, Indiana. The construction loan matures on October 30, 2025, bears a fixed interest rate of 11.00% that decreases to 9.50% on October 30, 2024, and requires interest-only payments prior to maturity. Funding of the loan will occur as the borrower completes the underlying construction. As of March 31, 2024, the Company has disbursed $4.6 million to the borrower.

On November 15, 2023, the Company originated a $24.0 million first mortgage secured by a portfolio of 41 assets and related improvements (the “Mortgage Note”). The Mortgage Note matures on November 15, 2026, has two one-year extension options, bears a fixed interest rate of 8.75% at the time of acquisition, will increase by 0.25% annually during the initial term, and requires interest-only payments prior to maturity. During the three months ended March 31, 2024, the Company received $0.6 million in principal repayments from the borrower.

The Company’s commercial loans and investments were comprised of the following at March 31, 2024 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – Wawa Land Development – Greenwood, IN	July 2023	July 2025	$7,800	$7,082	$7,057	8.50%
Construction Loan – Wawa Land Development – Antioch, TN	October 2023	October 2025	6,825	4,633	4,592	11.00%
Mortgage Note – Portfolio	November 2023	November 2026	24,000	23,370	23,265	8.75%
Construction Loan – Retail Outparcels – Lawrenceville, GA	January 2024	January 2026	7,200	3,601	3,519	11.25%
			$45,825	$38,686	$38,433
CECL Reserve					(387)
Total Commercial Loans and Investments					$38,046

The Company’s commercial loans and investments were comprised of the following at December 31, 2023 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – Wawa Land Development – Greenwood, IN	July 2023	July 2025	$7,800	$7,014	$6,984	8.50%
Construction Loan – Wawa Land Development – Antioch, TN	October 2023	October 2025	6,825	4,615	4,568	11.00%
Mortgage Note – Portfolio	November 2023	November 2026	24,000	24,000	23,885	8.75%
			$38,625	$35,629	$35,437
CECL Reserve					(357)
Total Commercial Loans and Investments					$35,080

The carrying value of the commercial loans and investments consisted of the following at March 31, 2024 and December 31, 2023 (in thousands).

	As of
	March 31, 2024	December 31, 2023
Current Face Amount	$38,686	$35,629
Unaccreted Origination Fees	(253)	(192)
CECL Reserve	(387)	(357)
Total Commercial Loans and Investments	$38,046	$35,080

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$5,145	$5,145	$4,019	$4,019
Restricted Cash - Level 1	$2,833	$2,833	$9,712	$9,712
Commercial Loans and Investments - Level 2	$38,046	$39,879	$35,080	$36,288
Long-Term Debt - Level 2	$272,256	$256,895	$275,677	$258,613

The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following tables present the fair value of assets measured on a recurring basis by level as of March 31, 2024 and December 31, 2023 (in thousands). See Note 13, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
2026 Term Loan Interest Rate Swap (1)	$5,012	$—	$5,012	$—
2027 Term Loan Interest Rate Swap (2)	$6,615	$—	$6,615	$—
Credit Facility Interest Rate Swap (3)	$1,550	$—	$1,550	$—
December 31, 2023
2026 Term Loan Interest Rate Swap (1)	$4,314	$—	$4,314	$—
2027 Term Loan Interest Rate Swap (2)	$5,793	$—	$5,793	$—
Credit Facility Interest Rate Swap (3)	$716	$—	$716	$—
(1)	As of March 31, 2024, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100.0 million 2026 Term Loan (hereinafter defined) balance. See Note 13, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(2)	As of March 31, 2024, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 1.18% plus 0.10% and the applicable spread on the $100.0 million 2027 Term Loan (hereinafter defined) balance. See Note 13, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps. The $6.6 million fair value includes $3.9 million attributable to an $80.0 million forward starting swap effective November 29, 2024 as seen in Note 13, “Interest Rate Swaps”.
(3)	As of March 31, 2024, the Company utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus 0.10% and the applicable spread on $50.0 million of the outstanding balance on the Credit Facility (hereinafter defined). See Note 13, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

NOTE 6. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	As of
	March 31, 2024	December 31, 2023
Intangible Lease Assets:
Value of In-Place Leases	$48,267	$48,267
Value of Above Market In-Place Leases	2,942	2,942
Value of Intangible Leasing Costs	18,865	18,865
Sub-total Intangible Lease Assets	70,074	70,074
Accumulated Amortization	(23,055)	(20,782)
Sub-total Intangible Lease Assets—Net	47,019	49,292
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(6,770)	(6,770)
Sub-total Intangible Lease Liabilities	(6,770)	(6,770)
Accumulated Amortization	2,081	1,863
Sub-total Intangible Lease Liabilities—Net	(4,689)	(4,907)
Total Intangible Assets and Liabilities—Net	$42,330	$44,385

The following table reflects the net amortization of intangible assets and liabilities during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Amortization Expense	$2,165	$2,290
Accretion to Properties Revenue	(110)	(87)
Net Amortization of Intangible Assets and Liabilities	$2,055	$2,203

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Expense	Future Accretion to Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2024	$6,301	$(336)	$5,965
2025	7,840	(417)	7,423
2026	7,414	(442)	6,972
2027	6,021	(425)	5,596
2028	4,864	(367)	4,497
2029	4,096	(294)	3,802
2030 and Thereafter	8,614	(539)	8,075
Total	$45,150	$(2,820)	$42,330

As of March 31, 2024, the weighted average amortization period of both the total intangible assets and liabilities was 8.8 years.

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

There were no impairment charges on the Company’s income property portfolio during the three months ended March 31, 2024 or 2023.

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

During the three months ended March 31, 2024, the Company recorded a charge of less than $0.1 million representing the provision for credit losses related to our commercial loans and investments. The charge of less than $0.1 million was driven by the initial estimated CECL allowance based on our investment activity during the three months ended March 31, 2024. We are unable to use historical data to estimate expected credit losses as we have incurred no losses to date. Management utilizes a loss-rate method and considers macroeconomic factors to estimate its CECL allowance, which is calculated based on the amortized cost basis of the commercial loans.

There were no such charges during the three months ended March 31, 2023.

NOTE 8. OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Tenant Receivables—Net of Allowance for Doubtful Accounts (1)	$902	$809
Prepaid Insurance	570	838
Deposits on Acquisitions	10	60
Prepaid Expenses, Deposits, and Other	2,505	1,757
Deferred Financing Costs—Net	1,089	1,190
Interest Rate Swaps	13,177	10,957
Operating Leases - Right-of-Use Asset (2)	1,328	1,434
Total Other Assets	$19,581	$17,045
(1)	Includes a $0.2 million and $0.4 million allowance for doubtful accounts as of March 31, 2024 and December 31, 2023, respectively.
(2)	See Note 9, “Operating Land Leases” for further disclosure related to the Company’s right-of-use asset balance as of March 31, 2024.

NOTE 9. OPERATING LAND LEASES

The Company is the lessee under operating land leases for certain of its properties. FASB ASC Topic 842, Leases, requires a lessee to recognize right-of-use assets and lease liabilities that arise from leases, whether qualifying as an operating or finance lease. As of March 31, 2024 and December 31, 2023, the Company’s right-of-use assets totaled $1.3 million and $1.4 million, respectively, and the corresponding lease liabilities totaled $1.4 million and $1.5 million, respectively, which balances are reflected within other assets and accounts payable, accrued expenses, and other liabilities, respectively, on the consolidated balance sheets. The right-of-use assets and lease liabilities are measured based on the present value of the lease payments utilizing discount rates estimated to be equal to that which the Company would pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

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

Amortization of right-of-use assets for operating land leases is recognized on a straight-line basis over the term of the lease and is included within real estate expenses in the consolidated statements of operations. Amortization totaled less than $0.1 million during each of the three month periods ended March 31, 2024 and 2023.

The following table reflects a summary of operating land leases, under which the Company is the lessee, for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023

Operating Cash Outflows	$46	$64
Weighted Average Remaining Lease Term	7.2	7.7
Weighted Average Discount Rate	2.0%	2.0%

Minimum future lease payments under non-cancelable operating land leases, having remaining terms in excess of one year subsequent to March 31, 2024, are summarized as follows (in thousands):

Year Ending December 31,
Remainder of 2024	$138
2025	192
2026	202
2027	202
2028	202
2029	202
2030 and Thereafter	288
Total Lease Payments	$1,426
Imputed Interest	(74)
Operating Leases – Liability	$1,352

NOTE 10. ASSETS HELD FOR SALE

Assets held for sale consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Real Estate—Net	$6,374	$6,374
Intangible Lease Assets—Net	749	749
Intangible Lease Liabilities—Net	(39)	(39)
Straight-Line Rent Adjustment	173	173
Other Assets	17	17
Assets Prior to Provision for Impairment	$7,274	$7,274
Less Provision for Impairment	(2,864)	(2,864)
Total Assets Held for Sale	$4,410	$4,410

NOTE 11. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

Accounts payable, accrued expenses, and other liabilities consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Accounts Payable	$20	$30
Accrued Expenses	2,977	2,449
Tenant Security Deposits	90	78
Due to CTO	1,079	1,052
Interest Rate Swaps	—	134
Loan Reserves	590	539
Operating Leases - Liability (1)	1,352	1,454
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$6,108	$5,736
(1)	See Note 9, “Operating Land Leases” for further disclosure related to the Company’s operating lease liability balance as of March 31, 2024.

NOTE 12. LONG-TERM DEBT

As of March 31, 2024, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Stated Interest Rate	Maturity Date
Credit Facility (1)	$73,000	SOFR + 0.10% + [1.25% - 2.20%]	January 2027
2026 Term Loan (2)	100,000	SOFR + 0.10% + [1.35% - 1.95%]	May 2026
2027 Term Loan (3)	100,000	SOFR + 0.10% + [1.25% - 1.90%]	January 2027
Total Debt/Weighted-Average Rate	$273,000	3.80%
(1)	As of March 31, 2024, the Company utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus 0.10% and the applicable spread on $50 million of the outstanding balance on the Credit Facility (hereinafter defined). See Note 13, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swap.
(2)	As of March 31, 2024, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan (hereinafter defined) balance. See Note 13, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(3)	As of March 31, 2024, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 1.18% plus 0.10% and the applicable spread on the $100 million 2027 Term Loan (hereinafter defined) balance. See Note 13, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

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

At March 31, 2024, the commitment level under the Credit Facility was $250.0 million and the Company had an outstanding balance of $73.0 million.

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

Long-term debt as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024		December 31, 2023
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$73,000	$—	$76,500	$—
2026 Term Loan	100,000	—	100,000	—
2027 Term Loan	100,000	—	100,000	—
Financing Costs, net of Accumulated Amortization	(744)	—	(823)	—
Total Long-Term Debt	$272,256	$—	$275,677	$—

Payments applicable to reduction of principal amounts as of March 31, 2024 will be required as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2024	$—
2025	—
2026	100,000
2027	173,000
2028	—
2029	—
2030 and Thereafter	—
Total Long-Term Debt - Face Value	$273,000

The carrying value of long-term debt as of March 31, 2024 consisted of the following (in thousands):

Total
Current Face Amount	$273,000
Financing Costs, net of Accumulated Amortization	(744)
Total Long-Term Debt	$272,256

In addition to the $0.7 million of financing costs, net of accumulated amortization included in the table above, as of March 31, 2024, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $1.1 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Interest Expense	$2,755	$2,439
Amortization of Deferred Financing Costs to Interest Expense	180	174
Total Interest Expense	$2,935	$2,613

Total Interest Paid	$2,787	$2,544

The Company was in compliance with all of its debt covenants as of March 31, 2024.

NOTE 13. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the three months ended March 31, 2024 and 2023. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income. The fair value of the interest rate swap agreements are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

Information related to the Company’s interest rate swap agreements is noted below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value as of March 31, 2024
2026 Term Loan (1)	5/21/2021	5/21/2026	2.05% + 0.10% + applicable spread	$100,000	$5,012
2027 Term Loan (2)	9/30/2021	11/29/2024	0.51%+ 0.10% + applicable spread	$80,000	$2,499
2027 Term Loan (3)	9/30/2022	1/31/2027	3.84%+ 0.10% + applicable spread	$20,000	$204
2027 Term Loan (4)	11/29/2024	1/31/2027	1.61%+ 0.10% + applicable spread	$80,000	$3,912
Credit Facility (5)	3/1/2023	3/1/2028	3.21%+ 0.10%+ applicable spread	$50,000	$1,550
(1)	As of March 31, 2024, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100.0 million 2026 Term Loan balance. The weighted average fixed interest rate of 2.05%, is comprised of: (i) rate swaps on $60.0 million of the 2026 Term Loan balance effective May 21, 2021, as amended on April 14, 2022 in connection with the 2026 Term Loan Amendment, to fix SOFR (prior to April 14, 2022, the swap was to fix LIBOR), and (ii) a rate swap on $40.0 million of the 2026 Term Loan Balance effective September 30, 2022, to fix SOFR.
(2)	As of March 31, 2024, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 0.51% plus 0.10% and the applicable spread on $80.0 million of the $100.0 million 2027 Term Loan balance. The weighted average fixed interest rate of 0.51%, is comprised of two rate swaps on $80.0 million of the 2027 Term Loan balance effective September 30, 2021, as amended on April 14, 2022 in connection with the 2027 Term Loan Amendment, to fix SOFR (prior to April 14, 2022, the swap was to fix LIBOR).
(3)	As of March 31, 2024, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.84% plus 0.10% and the applicable spread on $20.0 million of the $100.0 million 2027 Term Loan balance.
(4)	The interest rate swap agreement hedges $80.0 million of the $100.0 million 2027 Term Loan balance under different terms and commences concurrent to the interest rate agreements maturing on November 29, 2024 to extend the fixed interest rate through maturity on January 31, 2027.
(5)	As of March 31, 2024, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus 0.10% and the applicable spread on $50.0 million of the outstanding balance on the Credit Facility. The swap was effective on March 1, 2023.

The use of interest rate swap agreements carries risks, including the risk that the counterparties to these agreements are not able to perform. To mitigate this risk, the Company enters into interest rate swap agreements with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not currently anticipate that any of the counterparties to the Company’s interest rate swap agreements will fail to meet their obligations. As of March 31, 2024 and December 31, 2023, there were no events of default related to the Company's interest rate swap agreements.

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

The Company was not active under the 2022 ATM Program during the three months ended March 31, 2024.

NONCONTROLLING INTEREST

As of March 31, 2024, CTO holds, directly and indirectly, an 8.2% noncontrolling ownership interest in the Operating Partnership as a result of 1,223,854 OP Units issued to CTO at the time of the Company’s IPO.

DIVIDENDS

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Code. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate U.S. federal corporate income taxes payable by the Company. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the three months ended March 31, 2024 and 2023, the Company declared and paid cash dividends on its common stock and OP Units of $0.275 per share.

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

The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2024	March 31, 2023
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$(260)	$3,339

Weighted Average Number of Common Shares Outstanding	13,621,208	14,000,553
Weighted Average Number of Common Shares Applicable to OP Units using Treasury Stock Method (1)	1,223,854	1,703,494
Total Shares Applicable to Diluted Earnings per Share	14,845,062	15,704,047

Per Common Share Data:
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.
Basic	$(0.02)	$0.24
Diluted	$(0.02)	$0.21
(1)	Includes the weighted average of 1,223,854 and 1,703,494 shares during the three months ended March 31, 2024 and 2023, respectively, underlying OP Units including (i) 1,223,854 shares underlying OP Units issued to CTO and (ii) 479,640 shares underlying OP Units issued to an unrelated third party, which OP Units were redeemed by PINE for an equivalent number of shares of common stock of PINE during the three months ended December 31, 2023.

NOTE 16. SHARE REPURCHASES

In May 2023, the Board approved a $5.0 million stock repurchase program (the “2023 $5.0 Million Repurchase Program”). Under the 2023 $5.0 Million Repurchase Program, the Company repurchased 23,889 shares of its common stock on the open market for a total cost of $0.4 million, or an average price per share of $15.22, during the year ended December 31, 2023.

In July 2023, the Board approved a $15.0 million stock repurchase program (the “2023 $15.0 Million Repurchase Program”). The 2023 $15.0 Million Repurchase Program replaced the 2023 $5.0 Million Repurchase Program. Under the 2023 $15.0 Million Repurchase Program, the Company repurchased 875,122 shares of its common stock on the open market for a total cost of $14.2 million, or an average price per share of $16.26, during the year ended December 31, 2023. Under the 2023 $15.0 Million Repurchase Program, the Company repurchased 45,768 shares of its common stock on the open market for a total cost of $0.8 million, or an average price per share of $16.90, during the three months ended March 31, 2024, which completed the 2023 $15.0 Million Repurchase Program.

There were no repurchases of the Company’s common stock during the three months ended March 31, 2023.

NOTE 17. STOCK-BASED COMPENSATION

Each non-employee member of the Board has the option to receive his or her annual retainer fee in shares of Company common stock rather than cash. The number of shares issued to the directors making such election is calculated quarterly by dividing the amount of the quarterly retainer fee payment due to such director by the 20-day trailing average closing price of the Company’s common stock as of the last business day of the calendar quarter, rounded down to the nearest whole number of shares. During the three months ended March 31, 2024, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.08 million, or 5,131 shares, which were issued on April 1, 2024. During the three months ended March 31, 2023, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.08 million, or 4,776 shares, which were issued on April 3, 2023.

Stock compensation expense for the three months ended March 31, 2024 and 2023 is summarized as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Stock Compensation Expense – Director Restricted Stock	$—	$—
Stock Compensation Expense – Director Retainers Paid in Stock	79	80
Total Stock Compensation Expense	$79	$80
(1)	Director retainers are issued through additional paid in capital in arrears. Therefore, the change in additional paid in capital during the three months ended March 31, 2024 and 2023 reported on the consolidated statements of stockholders’ equity does not agree to the total non-cash compensation reported on the consolidated statements of cash flows.

NOTE 18. RELATED PARTY MANAGEMENT COMPANY

We are externally managed by the Manager, a wholly owned subsidiary of CTO. Subsequent to the IPO, through March 31, 2024, CTO has purchased an aggregate of 293,024 shares of PINE common stock in the open market including (i) 129,271 shares purchased during the year ended December 31, 2023 for $2.1 million, or an average price per share of $16.21, (ii) 155,665 shares purchased during the year ended December 31, 2022 for $2.7 million, or an average price per share of $17.57 and (iii) 8,088 shares purchased during the year ended December 31, 2021 for $0.1 million, or an average price per share of $17.65. CTO did not purchase any shares of PINE common stock during the three months ended March 31, 2024.

As of March 31, 2024, CTO owns, in the aggregate, 1,223,854 OP Units and 1,108,814 shares of PINE common stock, inclusive of (i) 394,737 shares of common stock totaling $7.5 million issued in connection with a private placement that closed concurrently with the IPO, (ii) 421,053 shares of common stock totaling $8.0 million issued in connection with the IPO, and (iii) 293,024 shares of common stock totaling $5.0 million purchased by CTO subsequent to the IPO. The aggregate 1,223,854 OP Units and 1,108,814 shares of PINE common stock held by CTO represent an investment totaling $35.6 million, or 15.7% of PINE’s outstanding equity, as of March 31, 2024.

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

Our Manager has the ability to earn an annual incentive fee based on our total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. We would pay our Manager an incentive fee with respect to each annual measurement period in the amount of the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was due for the year ended December 31, 2023.

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

The Company incurred management fee expenses totaling $1.0 million and $1.1 million during the three months ended March 31, 2024 and 2023, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.6 million for the three months ended March 31, 2024 and 2023.

The following table represents amounts due to (from) CTO (in thousands):

	As of
Description	March 31, 2024	December 31, 2023
Management Fee due to CTO	$1,046	$1,062
Other	33	(10)
Total (1)	$1,079	$1,052
(1)	Included in accrued expenses, see Note 11, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

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

Revenue Sharing Agreement

On December 4, 2023, CTO entered into an asset management agreement directly with the borrower under the Mortgage Note (as described in Note 4, “Commercial Loans and Investments”) to manage the portfolio of assets secured by the Mortgage Note. The Company entered into a revenue sharing agreement with CTO whereby the Company is expected to receive a share of the asset management fees, disposition management fees, leasing commissions, and other fees related to CTO’s management and administration of the portfolio (the “Revenue Sharing Agreement”). The Company’s share of the fees under the Revenue Sharing Agreement will be based on fees earned by CTO associated with the single tenant properties within the portfolio. During the three months ended March 31, 2024, the Company recognized $0.1 million of revenue pursuant to the Revenue Sharing Agreement, which is included in other revenue on the Company’s consolidated statement of operations.

NOTE 19. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

CONTRACTUAL COMMITMENTS – EXPENDITURES

The Company is committed to fund three construction loans as described in Note 4, “Commercial Loans and Investments”. The unfunded portion of the construction loans totaled $6.5 million as of March 31, 2024.

NOTE 20. BUSINESS SEGMENT DATA

The Company operates in two primary business segments: income properties and commercial loans and investments.

Our income property operations consist of lease income from income producing properties and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 89% of our identifiable assets as of March 31, 2024 and December 31, 2023, and 92% and 100% of our consolidated revenues for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, our commercial loans investment portfolio consisted of four commercial loan investments.

The Company’s chief operating decision maker evaluates segment performance based on operating income. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skill.

Information about the Company’s operations in different segments for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues:
Lease Income	$11,464	$11,156
Interest Income from Commercial Loans and Investments	903	—
Other Revenue	99	—
Total Revenues	$12,466	$11,156
Operating Income (Loss):
Lease Income	$9,536	$9,722
Interest Income from Commercial Loans and Investments	903	—
Other Revenue	99	—
General and Corporate Expenses	(7,924)	(7,850)
Provision for Impairment	(31)	—
Gain on Disposition of Assets	—	4,453
Gain (Loss) on Extinguishment of Debt	—	23
Total Operating Income	$2,583	$6,348
Depreciation and Amortization:
Income Properties	$6,382	$6,335
Total Depreciation and Amortization	$6,382	$6,335
Capital Expenditures:
Income Properties	$1,138	$102
Commercial Loans and Investments	3,597	—
Total Capital Expenditures	$4,735	$102

Identifiable assets of each segment as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	As of
	March 31, 2024	December 31, 2023
Identifiable Assets:
Income Properties	$497,944	$503,291
Commercial Loans and Investments	38,306	35,080
Corporate and Other	22,771	26,189
Total Assets	$559,021	$564,560

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

NOTE 21. SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through April 18, 2024, the date the consolidated financial statements were issued.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we refer to “we,” “us,” “our,” or “the Company,” we mean Alpine Income Property Trust, Inc. and its consolidated subsidiaries. References to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Alpine Income Property Trust, Inc. included in this Quarterly Report on Form 10-Q. Some of the comments we make in this section are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section below entitled “Special Note Regarding Forward-Looking Statements.” Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. These risks and uncertainties include, but are not limited to, the strength of the real estate market; the impact of a prolonged recession or downturn in economic conditions; our ability to successfully execute acquisition or development strategies; credit risk associated with us investing in commercial loans and investments; any loss of key management personnel; changes in local, regional, national and global economic conditions affecting the real estate development business and properties, including unstable macroeconomic conditions due to, among other things, geopolitical conflicts, inflation, and rising interest rates; the impact of competitive real estate activity; the loss of any major property tenants; the ultimate geographic spread, severity and duration of pandemics, actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the global economy and our financial condition and results of operations; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

See “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of these risks, as well as additional risks and uncertainties that could cause actual results or events to differ materially from those described in the Company’s forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2024, the Company acquired one land parcel, for which the Company already owned the property leased to CVS in Baton Rouge, Louisiana, for a purchase price of $1.0 million. No properties were sold during the three months ended March 31, 2024.

As of March 31, 2024, we owned 138 properties with an aggregate gross leasable area of 3.8 million square feet, located in 35 states, with a weighted average remaining lease term of 6.9 years. Our portfolio was 99% occupied as of March 31, 2024.

We may also acquire or originate commercial loans and investments associated with commercial real estate located in the United States. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate. During the three months ended March 31, 2024, the Company originated one commercial loan with a total funding commitment of $7.2 million. As of March 31, 2024, the Company’s commercial loan investments portfolio included three construction loans and one mortgage note with a total carrying value of $38.0 million.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO (our “Manager”). CTO is a Maryland corporation that is a publicly traded diversified REIT and the sole member of our Manager.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

The following presents the Company’s results of operations for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023	$ Variance	% Variance
Revenues:
Lease Income	$11,464	$11,156	$308	2.8%
Interest Income from Commercial Loan Investments	903	—	903	100.0%
Other Revenue	99	—	99	100.0%
Total Revenues	12,466	11,156	1,310	11.7%
Operating Expenses:
Real Estate Expenses	1,928	1,434	494	34.4%
General and Administrative Expenses	1,542	1,515	27	1.8%
Provision for Impairment	31	—	31	100.0%
Depreciation and Amortization	6,382	6,335	47	0.7%
Total Operating Expenses	9,883	9,284	599	6.5%
Gain on Disposition of Assets	—	4,453	(4,453)	(100.0%)
Gain on Extinguishment of Debt	—	23	(23)	(100.0%)
Net Income from Operations	2,583	6,348	(3,765)	(59.3%)
Investment and Other Income	69	10	59	590.0%
Interest Expense	(2,935)	(2,613)	(322)	12.3%
Net Income (Loss)	(283)	3,745	(4,028)	(107.6%)
Less: Net (Income) Loss Attributable to Noncontrolling Interest	23	(406)	429	105.7%
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$(260)	$3,339	$(3,599)	(107.8%)

Lease Income and Real Estate Expenses

Revenue from our property operations during the three months ended March 31, 2024 and 2023, totaled $11.5 million and $11.2 million, respectively. The $0.3 million increase in lease income is primarily attributable to an increase in reimbursable revenue. The direct costs of revenues for our income properties totaled $1.9 million and $1.4 million during the three months ended March 31, 2024 and 2023, respectively. The $0.5 million increase in the direct cost of revenues is reflective of increased reimbursable expenses as well as a portion of portfolio expenses being non-recoverable pursuant to tenant leases.

Commercial Loans and Investments

Interest income from commercial loans and investments totaled $0.9 million for the three months ended March 31, 2024. The income is attributable to three loans originated by the Company during the year ended December 31, 2023 as well as one loan originated during the three months ended March 31, 2024. There were no commercial loans and investments generating interest income during the three months ended March 31, 2023.

Other Revenue

Other revenue totaled $0.1 million for the three months ended March 31, 2024. The revenue is attributable to fees earned from a revenue sharing agreement the Company entered into with CTO as further described in Note 18, “Related Party Management Company” in the Notes to the Financial Statements. There were no revenue sharing agreements generating income during the three months ended March 31, 2023.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 (in thousands):

	Three Months Ended
	March 31, 2024	March 31, 2023	$ Variance	% Variance
Management Fee to Manager	$1,046	$1,098	$(52)	(4.7%)
Director Stock Compensation Expense	79	80	(1)	(1.3%)
Director & Officer Insurance Expense	53	62	(9)	(14.5%)
Additional General and Administrative Expense	364	275	89	32.4%
Total General and Administrative Expenses	$1,542	$1,515	$27	1.8%

General and administrative expenses totaled $1.5 million during the three months ended March 31, 2024 and 2023. The $0.1 million decrease in the management fee is attributable to a decrease in the Company’s equity base. The $0.1 million increase in additional general and administrative expenses is attributable to increased activity in states with franchise fees as well as an increase in audit and tax fees.

Provision for Impairment

During the three months ended March 31, 2024, the Company recorded a $0.03 million impairment charge representing the provision for losses related to our income properties as further described in Note 7, “Provision for Impairment”. There were no impairment charges on the Company’s income property portfolio during the three months ended March 31, 2023.

Depreciation and Amortization

       Depreciation and amortization expense totaled $6.4 million and $6.3 million during the three months ended March 31, 2024 and 2023, respectively. The $0.1 million increase in the depreciation and amortization expense is reflective of the increase in asset value of the Company's property portfolio.

Gain on Disposition of Assets

       During the three months ended March 31, 2023, the Company sold ten properties for an aggregate sales price of $56.2 million generating aggregate gains on sale of $4.5 million. The Company did not sell any properties during the three months ended March 31, 2024.

Investment and Other Income

Investment and other income totaled $0.1 million and less than $0.1 million during the three months ended March 31, 2024 and 2023, respectively. The increase is attributable to higher interest rates on bank deposits.

Interest Expense

Interest expense totaled $2.9 million and $2.6 million during the three months ended March 31, 2024 and 2023, respectively. The $0.3 million increase in interest expense is attributable to the higher average outstanding debt balance during the three months ended March 31, 2024.

Net Income (Loss)

Net loss totaled $0.3 million and net income totaled $3.7 million during the three months ended March 31, 2024 and 2023, respectively. The $4.0 million decrease in net income is attributable to the factors described above, most notably the decrease in the gain on disposition of assets of $4.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $8.0 million as of March 31, 2024, including restricted cash of $2.8 million. See Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance as of March 31, 2024.

Long-Term Debt. As of March 31, 2024, the Company had an outstanding balance of $73.0 million on the $250 million revolving Credit Facility. The Company also had $200.0 million in term loans outstanding as of March 31, 2024. See Note 12, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance at March 31, 2024.

Acquisitions and Dispositions. As further described in Note 3, “Property Portfolio,” the Company acquired one land parcel, for which the Company already owned the property leased to CVS in Baton Rouge, Louisiana, for a purchase price of $1.0 million. No properties were sold during the three months ended March 31, 2024.

ATM Program. During the three months ended March 31, 2024, the Company did not sell any shares under the 2022 ATM Program.

Capital Expenditures. As of March 31, 2024, the Company had no commitments related to capital expenditures for the maintenance of fixed assets, such as land, buildings, and equipment. The Company is committed to fund three construction loans as described in Note 4, “Commercial Loans and Investments”. The unfunded portion of the construction loans totaled $6.5 million as of March 31, 2024.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, proceeds from the completion of the sale of assets utilizing the reverse like-kind 1031 exchange structure, $109.5 million of availability remaining under the 2022 ATM Program, and $177.0 million of available capacity on the existing $250.0 million Credit Facility.

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

Reconciliation of Non-GAAP Measures (in thousands, except share data):

	Three Months Ended
	March 31, 2024	March 31, 2023
Net Income (Loss)	$(283)	$3,745
Depreciation and Amortization	6,382	6,335
Provision for Impairment	31	—
Gain on Disposition of Assets	—	(4,453)
Funds From Operations	$6,130	$5,627
Adjustments:
Gain on Extinguishment of Debt	—	(23)
Amortization of Intangible Assets and Liabilities to Lease Income	(110)	(87)
Straight-Line Rent Adjustment	(65)	(165)
Non-Cash Compensation	79	80
Amortization of Deferred Financing Costs to Interest Expense	180	174
Other Non-Cash Expense	29	29
Adjusted Funds From Operations	$6,243	$5,635

Weighted Average Number of Common Shares:
Basic	13,621,208	14,000,553
Diluted	14,845,062	15,704,047

Other Data (in thousands, except per share data):

	Three Months Ended
	March 31, 2024	March 31, 2023
FFO	$6,130	$5,627
FFO per Diluted Share	$0.41	$0.36

AFFO	$6,243	$5,635
AFFO per Diluted Share	$0.42	$0.36

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. There were no acquisitions subject to this estimate for the three months ended March 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13(a)-15 and 15(d)-15 of the Exchange Act was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

ITEM 1A. RISK FACTORS

As of March 31, 2024, there have been no material changes in our risk factors from those set forth under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”). The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities of the Company during the three months ended March 31, 2024.

Issuer Purchases of Equity Securities

The following share repurchases were made during the three months ended March 31, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs ($000's) (1)
1/1/2024 - 1/31/2024	45,768	16.90	45,768	$—
2/1/2024 - 2/29/2024	—	—	—	$—
3/1/2024 - 3/31/2024	—	—	—	$—
Total	45,768	$16.90	45,768
(1)	In July 2023, the Company’s Board of Directors approved a $15 million stock repurchase program under which $15.0 million of the Company’s stock had been repurchased as of March 31, 2024.

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

Exhibit 31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1**	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2**	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE INCOME PROPERTY TRUST, INC.
(Registrant)

April 18, 2024	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

April 18, 2024	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Vice President, Chief Accounting Officer and Interim Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)