Form 10-Q
period 2024-09-30
Alpine Income Property Trust, Inc.
filed 2024-10-17
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the registrant’s common stock outstanding on October 10, 2024 was 14,272,978.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Real Estate:
Land, at Cost	$132,433	$149,314
Building and Improvements, at Cost	317,260	328,993
Total Real Estate, at Cost	449,693	478,307
Less, Accumulated Depreciation	(42,302)	(34,714)
Real Estate—Net	407,391	443,593
Assets Held for Sale	4,100	4,410
Commercial Loans and Investments	86,549	35,080
Cash and Cash Equivalents	2,560	4,019
Restricted Cash	25,495	9,712
Intangible Lease Assets—Net	40,574	49,292
Straight-Line Rent Adjustment	1,366	1,409
Other Assets	10,951	17,045
Total Assets	$578,986	$564,560
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$7,279	$5,736
Prepaid Rent and Deferred Revenue	3,319	2,627
Intangible Lease Liabilities—Net	4,358	4,907
Obligation Under Participation Agreement	13,178	—
Long-Term Debt	278,898	275,677
Total Liabilities	307,032	288,947
Commitments and Contingencies—See Note 20
Equity:
Preferred Stock, $0.01 par value per share, 100 million shares authorized, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common Stock, $0.01 par value per share, 500 million shares authorized, 14,251,933 shares issued and outstanding as of September 30, 2024 and 13,659,207 shares issued and outstanding as of December 31, 2023	143	137
Additional Paid-in Capital	254,110	243,690
Dividends in Excess of Net Income	(10,652)	(2,359)
Accumulated Other Comprehensive Income	4,641	9,275
Stockholders' Equity	248,242	250,743
Noncontrolling Interest	23,712	24,870
Total Equity	271,954	275,613
Total Liabilities and Equity	$578,986	$564,560

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues:
Lease Income	$11,718	$11,447	$34,512	$33,951
Interest Income from Commercial Loans and Investments	1,663	112	3,552	112
Other Revenue	99	—	372	—
Total Revenues	13,480	11,559	38,436	34,063
Operating Expenses:
Real Estate Expenses	1,841	1,722	5,569	4,731
General and Administrative Expenses	1,843	1,652	4,987	4,823
Provision for Impairment	422	2,864	1,110	2,864
Depreciation and Amortization	6,340	6,528	19,074	19,286
Total Operating Expenses	10,446	12,766	30,740	31,704
Gain on Disposition of Assets	3,426	2,586	4,344	7,782
Gain on Extinguishment of Debt	—	—	—	23
Net Income From Operations	6,460	1,379	12,040	10,164
Investment and Other Income	61	125	186	226
Interest Expense	(3,167)	(2,443)	(8,933)	(7,494)
Net Income (Loss)	3,354	(939)	3,293	2,896
Less: Net (Income) Loss Attributable to Noncontrolling Interest	(274)	102	(269)	(314)
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$3,080	$(837)	$3,024	$2,582

Per Common Share Data:
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.
Basic	$0.22	$(0.06)	$0.22	$0.18
Diluted	$0.21	$(0.05)	$0.20	$0.16

Weighted Average Number of Common Shares:
Basic	13,744,232	13,946,194	13,663,752	14,001,774
Diluted	14,968,086	15,649,688	14,887,606	15,705,268

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Income (Loss)	$3,354	$(939)	$3,293	$2,896
Other Comprehensive Income (Loss)
Cash Flow Hedging Derivative - Interest Rate Swaps	(6,686)	1,492	(5,046)	3,105
Total Other Comprehensive Income (Loss)	(6,686)	1,492	(5,046)	3,105
Total Comprehensive Income (Loss)	$(3,332)	$553	$(1,753)	$6,001
Less: Comprehensive (Income) Loss Attributable to Noncontrolling Interest
Net (Income) Loss Attributable to Noncontrolling Interest	(274)	102	(269)	(314)
Other Comprehensive (Income) Loss Attributable to Noncontrolling Interest	547	—	412	—
Comprehensive (Income) Loss Attributable to Noncontrolling Interest	273	102	143	(314)
Comprehensive Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$(3,059)	$655	$(1,610)	$5,687

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

For the three months ended September 30, 2024:

	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance July 1, 2024	$136	$243,019	$(9,907)	$10,780	$244,028	$24,326	$268,354
Net Income	—	—	3,080	—	3,080	274	3,354
Stock Issuance to Directors	—	79	—	—	79	—	79
Stock Issuance, Net of Equity Issuance Costs	7	11,012	—	—	11,019	—	11,019
Cash Dividends ($0.280 per share)	—	—	(3,825)	—	(3,825)	(341)	(4,166)
Other Comprehensive Loss	—	—	—	(6,139)	(6,139)	(547)	(6,686)
Balance September 30, 2024	$143	$254,110	$(10,652)	$4,641	$248,242	$23,712	$271,954

For the three months ended September 30, 2023:

	Common Stock at Par	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance July 1, 2023	$140	$248,958	$5,731	$16,214	$271,043	$33,237	$304,280
Net Loss	—	—	(837)	—	(837)	(102)	(939)
Stock Repurchases	(2)	(4,709)	—	—	(4,711)	—	(4,711)
Stock Issuance to Directors	—	79	—	—	79	—	79
Payment of Equity Issuance Costs	—	(28)	—	—	(28)	—	(28)
Cash Dividends ($0.275 per share)	—	—	(3,819)	—	(3,819)	(469)	(4,288)
Other Comprehensive Income	—	—	—	1,492	1,492	—	1,492
Balance September 30, 2023	$138	$244,300	$1,075	$17,706	$263,219	$32,666	$295,885

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(Unaudited, in thousands, except per share data)

For the nine months ended September 30, 2024:

	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2024	$137	$243,690	$(2,359)	$9,275	$250,743	$24,870	$275,613
Net Income	—	—	3,024	—	3,024	269	3,293
Stock Repurchases	(1)	(774)	—	—	(775)	—	(775)
Stock Issuance to Directors	—	238	—	—	238	—	238
Stock Issuance, Net of Equity Issuance Costs	7	10,956	—	—	10,963	—	10,963
Cash Dividends ($0.830 per share)	—	—	(11,317)	—	(11,317)	(1,015)	(12,332)
Other Comprehensive Loss	—	—	—	(4,634)	(4,634)	(412)	(5,046)
Balance September 30, 2024	$143	$254,110	$(10,652)	$4,641	$248,242	$23,712	$271,954

For the nine months ended September 30, 2023:

	Common Stock at Par	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2023	$134	$236,841	$10,042	$14,601	$261,618	$33,757	$295,375
Net Income	—	—	2,582	—	2,582	314	2,896
Stock Repurchases	(3)	(5,073)	—	—	(5,076)	—	(5,076)
Stock Issuance to Directors	—	224	—	—	224	—	224
Stock Issuance, Net of Equity Issuance Costs	7	12,308	—	—	12,315	—	12,315
Cash Dividends ($0.825 per share)	—	—	(11,549)	—	(11,549)	(1,405)	(12,954)
Other Comprehensive Income	—	—	—	3,105	3,105	—	3,105
Balance September 30, 2023	$138	$244,300	$1,075	$17,706	$263,219	$32,666	$295,885

The accompanying notes are an integral part of these consolidated financial statements

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash Flow From Operating Activities:
Net Income	$3,293	$2,896
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	19,074	19,286
Amortization of Intangible Lease Assets and Liabilities to Lease Income	(361)	(299)
Amortization of Deferred Financing Costs to Interest Expense	540	530
Accretion of Commercial Loans and Investments Origination Fees	(111)	(4)
Gain on Disposition of Assets	(4,344)	(7,782)
Provision for Impairment	1,110	2,864
Non-Cash Compensation	238	238
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(370)	(386)
Other Assets	65	(237)
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	1,179	1,233
Prepaid Rent and Deferred Revenue	692	405
Net Cash Provided By Operating Activities	21,005	18,744
Cash Flow From Investing Activities:
Acquisition of Real Estate, Including Capitalized Expenditures	(22,523)	(81,395)
Proceeds from Disposition of Assets	53,702	97,919
Acquisition of Commercial Loans and Investments	(52,993)	(6,870)
Principal Payments Received on Commercial Loan Investments	14,292	—
Net Cash Provided By (Used In) Investing Activities	(7,522)	9,654
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	67,900	4,750
Payments on Long-Term Debt	(64,900)	(23,000)
Cash Paid for Loan Fees	(15)	(46)
Repurchase of Common Stock	(775)	(5,076)
Proceeds From Stock Issuance, Net	10,963	12,315
Dividends Paid	(12,332)	(12,954)
Net Cash Provided By (Used In) Financing Activities	841	(24,011)
Net Increase in Cash and Cash Equivalents	14,324	4,387
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	13,731	13,044
Cash and Cash Equivalents and Restricted Cash, End of Period	$28,055	$17,431

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$2,560	$6,265
Restricted Cash	25,495	11,166
Total Cash	$28,055	$17,431

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$8,996	$6,924

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain (Loss) on Cash Flow Hedge	$(5,046)	$3,105

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

Our property portfolio consists of 133 net leased properties located in 34 states. The properties in our portfolio are primarily subject to long-term, net leases, which generally require the tenant to pay directly or reimburse us for property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. The Company may also acquire or originate commercial loans and investments. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate. As more fully described in Note 4, “Commercial Loans and Investments,” the three Tampa Properties (defined in Note 4 below), which were purchased during the three months ended September 30, 2024 through a sale-leaseback transaction that includes a tenant repurchase option are, for GAAP purposes, accounted for as a financing arrangement. However, as the Tampa Properties constitute real estate assets for both legal and tax purposes, we include the Tampa Properties in the property portfolio when describing our property portfolio and for purposes of providing statistics related thereto.

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

ORGANIZATION

The Company is a Maryland corporation that was formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering (“IPO”). We conduct the substantial majority of our operations through Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of September 30, 2024, we have a total ownership interest in the Operating Partnership of 92.1%, with CTO holding, directly and indirectly, a 7.9% ownership interest in the Operating Partnership. Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) oversees our business and affairs.

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

REAL ESTATE

The Company’s real estate assets are comprised of the properties in its portfolio, and are stated at cost, less accumulated depreciation, and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to the applicable property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the three months ended September 30, 2024 and September 30, 2023, was $4.2 million and $4.3 million, respectively. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the nine months ended September 30, 2024 and September 30, 2023, was $12.7 million and $12.6 million, respectively.

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

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of September 30, 2024 and December 31, 2023, the Company’s allowance for doubtful accounts totaled $0.2 million and $0.4 million, respectively.

COMMERCIAL LOANS AND INVESTMENTS

Investments in commercial loans and investments held for investment are recorded at historical cost, net of unaccreted origination costs and current expected credit losses (“CECL”) reserve.

Pursuant to ASC 326, Financial Instruments - Credit Losses, the Company measures and records a provision for CECL each time a new investment is made, or a loan is repaid, as well as if changes to estimates occur during a quarterly measurement period. We are unable to use historical data to estimate expected credit losses as we have incurred no losses to date. Management utilizes a loss-rate method and considers macroeconomic factors to estimate its CECL allowance, which is calculated based on the amortized cost basis of the commercial loans.

Sales of participations in commercial loans and investments are evaluated for achievement of the characteristics of participating interest pursuant to ASC 860, Transfers and Servicing. If the sale of a participation has all of the characteristics of a participating interest, it achieves sale accounting, and the commercial loan or investment is presented net of the participating interest. If the sale of a participation does not have all of the characteristics of a participating interest, it does not achieve sale accounting and is treated as a secured borrowing. As of September 30, 2024, the Company’s participation in commercial loans and investments purchased by a third-party did not achieve sale accounting and has been presented as an Obligation under Participation Agreement within the liabilities portion of the Company’s consolidated balance sheet.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of September 30, 2024 and December 31, 2023 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of cash and cash equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

RESTRICTED CASH

Restricted cash totaled $25.5 million as of September 30, 2024, of which $22.4 million is being held in multiple escrow accounts to be reinvested through the like-kind exchange structure into other income properties and $3.1 million is being held in interest, real estate tax, insurance, and/or capital expenditure reserve accounts related to the Company’s portfolio of commercial loans and investments.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable included in other assets, accounts payable, and accrued expenses and other liabilities at September 30, 2024 and December 31, 2023, approximate fair value because of the short maturity of these instruments. The carrying value of the Credit Facility, hereinafter defined, approximates current market rates for revolving credit arrangements with similar risks and maturities. The Company estimates the fair value of its commercial loans and investments and term loans based on incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt. The discount rate used to calculate the fair value of debt approximates current lending rates for loans and assumes the debt is outstanding through maturity. Since such amounts are estimates that are based on limited available market information for similar transactions, which is a Level 2 non-recurring measurement, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

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

CONCENTRATION OF CREDIT RISK

Certain individual tenants in the Company’s portfolio of properties accounted for more than 10% of lease income from the Company’s income properties during the nine months ended September 30, 2024 and 2023.

During the nine months ended September 30, 2024 and 2023, Walgreens accounted for 11% of lease income revenue.

As of September 30, 2024, 12%, 12%, and 11% of the Company’s real estate portfolio, based on square footage, was located in the states of New Jersey, Michigan, and Ohio, respectively. As of December 31, 2023, 13%, 11%, and 11% of the Company’s real estate portfolio, based on square footage, was located in the states of Texas, New Jersey, and Michigan, respectively.

RECLASSIFICATIONS

Certain items in the prior period’s consolidated balance sheet and consolidated statement of operations have been reclassified to conform to the presentation for the three and nine months ended September 30, 2024. Specifically, tax, insurance, and capital expenditure reserve accounts related to the Company’s commercial loans and investments were previously included within prepaid rent and deferred revenue and are now included within accounts payable, accrued expenses, and other liabilities on the accompanying consolidated balance sheets. There was no impact to retained earnings as a result of the reclassification.

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

NOTE 3. PROPERTY PORTFOLIO

As of September 30, 2024, the Company’s property portfolio consisted of 133 properties, including three properties classified as commercial loans and investments, with total square footage of 3.6 million.

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

The components of leasing revenue are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Lease Income
Lease Payments	$10,051	$10,049	$29,815	$30,187
Variable Lease Payments	1,667	1,398	4,697	3,764
Total Lease Income	$11,718	$11,447	$34,512	$33,951

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to September 30, 2024, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2024	$9,174
2025	36,512
2026	35,968
2027	32,365
2028	28,696
2029	23,708
2030 and Thereafter (Cumulative)	77,609
Total	$244,032

2024 Activity. During the nine months ended September 30, 2024, the Company acquired six properties for a combined purchase price of $53.1 million, or a cost of $53.2 million including capitalized acquisition costs. The properties are located in four different states, leased to three different tenants, and had a weighted average remaining lease term of 21.7 years at the time of acquisition. Of the total acquisition cost, $5.7 million was allocated to land, $15.0 million was allocated to buildings and improvements, $2.0 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $0.9 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 4.8 years at acquisition. The remaining $31.4 million of acquisition costs is attributable to the three Tampa Properties (defined in Note 4 below), of the acquired properties which were purchased during the three months ended September 30, 2024 through a sale-leaseback transaction that includes a tenant repurchase option. Due to the existence of the tenant repurchase option, and pursuant to FASB ASC Topic 842, Leases, GAAP requires that the $31.4 million investment be accounted for as a financing arrangement, and accordingly the related assets and corresponding revenue are included in the Company’s commercial loans and investments in the accompanying consolidated balance sheets and consolidated statement of operations. However, as the Tampa Properties constitute real estate assets for both legal and tax purposes, we include the Tampa Properties in the property portfolio when describing our property portfolio and for purposes of providing statistics related thereto.

During the nine months ended September 30, 2024, the Company sold 10 properties for an aggregate sales price of $55.2 million, generating aggregate gains on sale of $4.3 million.

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

NOTE 4. COMMERCIAL LOANS AND INVESTMENTS

2024 Activity. On January 30, 2024, the Company originated a construction loan secured by the property and improvements to be constructed thereon for six retail outparcels in Lawrenceville, Georgia for $7.2 million. The construction loan matures on January 30, 2026, bears a fixed interest rate of 11.25% and requires interest-only payments prior to maturity. Funding of the loan will occur as the borrower completes the underlying construction. As of September 30, 2024, the Company has disbursed $6.6 million to the borrower, leaving a remaining commitment of $0.6 million.

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

On June 14, 2024, the Company originated a construction loan secured by the property and improvements to be constructed thereon for a 6-acre land development project anchored by Wawa and McDonalds in Mount Carmel, Ohio for $6.1 million. The construction loan matures on September 14, 2025, bears a fixed interest rate of 11.50% and requires interest-only payments prior to maturity. Funding of the loan will occur as the borrower completes the underlying construction. As of September 30, 2024, the Company has disbursed $5.0 million to the borrower, leaving a remaining commitment of $1.1 million.

On August 1, 2024, the Company acquired three single-tenant income properties (the “Tampa Properties”) in the greater Tampa Bay, Florida area for a combined purchase price of $31.4 million. The Tampa Properties consist of three restaurants, leased to a subsidiary of Beachside Hospitality Group, located in Bradenton Beach, Florida, Longboat Key, Florida, and Anna Maria, Florida. The acquisition was structured as a sale-leaseback transaction whereby the Company entered into three new 30-year lease agreements which include annual base rent escalations and a repurchase right by the tenant upon completion of the fifth lease year, i.e., on August 1, 2029. Pursuant to FASB ASC Topic 842, Leases, the future repurchase rights present in the lease agreements preclude the transaction from being accounted for as a real estate acquisition. Accordingly, for GAAP purposes, the acquisition of the Tampa Properties is accounted for as a financing arrangement, and the related assets and corresponding revenue are included in the Company’s commercial loans and investments on its consolidated balance sheets and consolidated statements of operations. The Company has imputed interest on the 30-year leases which is recognized as interest income from commercial loans and investments on the accompanying consolidated statement of operations.

On September 18, 2024, the Company originated a construction loan secured by the property and improvements to be constructed thereon for an 11-acre land development project anchored by Publix in Charlotte, North Carolina for $17.8 million. The construction loan matures on September 18, 2025, bears a fixed interest rate of 10.25% that increases by 0.25% each month subject to a maximum rate of 11.0%. Upon satisfaction of certain conditions outlined in the loan agreement, the interest rate will be reduced to 9.50%. The loan requires interest-only payments prior to maturity. Funding of the loan will occur as the borrower completes the underlying construction. As of September 30, 2024, the Company has disbursed $10.0 million to the borrower, leaving a remaining commitment of $7.8 million.

2023 Activity. On July 25, 2023, the Company originated a construction loan secured by the property and improvements to be constructed thereon for a 33-acre Wawa-anchored land development project in Greenwood, Indiana for $7.8 million. The construction loan matures on July 25, 2025, bears a fixed interest rate of 8.50% that increased to 9.25% on July 25, 2024, and requires interest-only payments prior to maturity. Funding of the loan will occur as the borrower completes the underlying construction. As of September 30, 2024, the Company has disbursed $7.1 million to the borrower, leaving a remaining commitment of $0.7 million.

On October 30, 2023, the Company originated a construction loan secured by the property and improvements to be constructed thereon for a 5-acre land development project anchored by Wawa and McDonalds in Antioch, Tennessee for $6.8 million with the same borrower as the construction loan secured by the 33-acre Wawa-anchored land development project in Greenwood, Indiana. The construction loan matures on October 30, 2025, bears a fixed interest rate of 11.00% that decreases to 9.50% on October 30, 2024, and requires interest-only payments prior to maturity. Funding of the loan will occur as the borrower completes the underlying construction. As of September 30, 2024, the Company has disbursed $4.7 million to the borrower, leaving a remaining commitment of $2.1 million.

On November 15, 2023, the Company originated a $24.0 million first mortgage secured by a portfolio of 41 assets and related improvements (the “Mortgage Note”). The Mortgage Note matures on November 15, 2026, has two one-year extension options, bears a fixed interest rate of 8.75% at the time of acquisition, will increase by 0.25% annually during the initial term, and requires interest-only payments prior to maturity. During the nine months ended September 30, 2024, the Company received $1.1 million in principal repayments from the borrower.

The Company’s commercial loans and investments were comprised of the following at September 30, 2024 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – Wawa Land Development – Greenwood, IN	July 2023	July 2025	$7,800	$7,149	$7,133	9.25%
Construction Loan – Wawa Land Development – Antioch, TN	October 2023	October 2025	6,825	4,683	4,655	11.00%
Mortgage Note – Portfolio	November 2023	November 2026	24,000	22,915	22,830	8.75%
Construction Loan – Retail Outparcels – Lawrenceville, GA	January 2024	January 2026	7,200	6,618	6,558	11.25%
Construction Loan – Wawa Land Development – Mount Carmel, OH	June 2024	September 2025	6,127	5,023	4,976	11.50%
Sale-Leaseback - Bradenton Beach, FL	August 2024	August 2029 (1)	9,608	9,599	9,599	8.30%
Sale-Leaseback - Anna Maria, FL	August 2024	August 2029 (1)	16,408	16,392	16,392	8.30%
Sale-Leaseback - Long Boat Key, FL	August 2024	August 2029 (1)	5,408	5,402	5,402	8.30%
Construction Loan – Publix Land Development – Charlotte, NC	September 2024	September 2025	17,760	9,967	9,881	10.25%
			$101,136	$87,748	$87,426
CECL Reserve					(877)
Total Commercial Loans and Investments					$86,549
(1)	The maturity date reflects the date the tenant’s repurchase right first becomes exercisable pursuant to the lease agreement.

The Company’s commercial loans and investments were comprised of the following at December 31, 2023 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – Wawa Land Development – Greenwood, IN	July 2023	July 2025	$7,800	$7,014	$6,984	8.50%
Construction Loan – Wawa Land Development – Antioch, TN	October 2023	October 2025	6,825	4,615	4,568	11.00%
Mortgage Note – Portfolio	November 2023	November 2026	24,000	24,000	23,885	8.75%
			$38,625	$35,629	$35,437
CECL Reserve					(357)
Total Commercial Loans and Investments					$35,080

The carrying value of the commercial loans and investments consisted of the following at September 30, 2024 and December 31, 2023 (in thousands).

	As of
	September 30, 2024	December 31, 2023
Current Face Amount	$87,748	$35,629
Unaccreted Origination Fees	(322)	(192)
CECL Reserve	(877)	(357)
Total Commercial Loans and Investments	$86,549	$35,080

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$2,560	$2,560	$4,019	$4,019
Restricted Cash - Level 1	$25,495	$25,495	$9,712	$9,712
Commercial Loans and Investments - Level 2	$86,549	$94,302	$35,080	$36,288
Obligation Under Participation Agreement - Level 2	$13,178	$13,510	$—	$—
Long-Term Debt - Level 2	$278,898	$267,786	$275,677	$258,613

The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following tables present the fair value of assets measured on a recurring basis by level as of September 30, 2024 and December 31, 2023 (in thousands). See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
2026 Term Loan Interest Rate Swap (1)	$2,404	$—	$2,404	$—
2027 Term Loan Interest Rate Swap (2)	$3,231	$—	$3,231	$—
Credit Facility Interest Rate Swap (3)	$141	$—	$141	$—
December 31, 2023
2026 Term Loan Interest Rate Swap (1)	$4,314	$—	$4,314	$—
2027 Term Loan Interest Rate Swap (2)	$5,793	$—	$5,793	$—
Credit Facility Interest Rate Swap (3)	$716	$—	$716	$—
(1)	As of September 30, 2024, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100.0 million 2026 Term Loan (hereinafter defined) balance. See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(2)	As of September 30, 2024, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 1.18% plus 0.10% and the applicable spread on the $100.0 million 2027 Term Loan (hereinafter defined) balance. See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps. The $3.2 million fair value includes $2.9 million attributable to an $80.0 million forward starting swap effective November 29, 2024 as seen in Note 14, “Interest Rate Swaps”.
(3)	As of September 30, 2024, the Company utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus 0.10% and the applicable spread on $50.0 million of the outstanding balance on the Credit Facility (hereinafter defined). See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

NOTE 6. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	As of
	September 30, 2024	December 31, 2023
Intangible Lease Assets:
Value of In-Place Leases	$44,988	$48,267
Value of Above Market In-Place Leases	2,093	2,942
Value of Intangible Leasing Costs	17,532	18,865
Sub-total Intangible Lease Assets	64,613	70,074
Accumulated Amortization	(24,039)	(20,782)
Sub-total Intangible Lease Assets—Net	40,574	49,292
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(6,312)	(6,770)
Sub-total Intangible Lease Liabilities	(6,312)	(6,770)
Accumulated Amortization	1,954	1,863
Sub-total Intangible Lease Liabilities—Net	(4,358)	(4,907)
Total Intangible Assets and Liabilities—Net	$36,216	$44,385

The following table reflects the net amortization of intangible assets and liabilities during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Amortization Expense	$2,077	$2,218	$6,361	$6,721
Accretion to Properties Revenue	(136)	(110)	(361)	(299)
Net Amortization of Intangible Assets and Liabilities	$1,941	$2,108	$6,000	$6,422

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Expense	Future Accretion to Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2024	$1,972	$(146)	$1,826
2025	7,529	(558)	6,971
2026	7,188	(572)	6,616
2027	5,876	(599)	5,277
2028	4,875	(499)	4,376
2029	3,827	(246)	3,581
2030 and Thereafter	8,076	(507)	7,569
Total	$39,343	$(3,127)	$36,216

As of September 30, 2024, the weighted average amortization period of both the total intangible assets and liabilities was 8.7 years.

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

During the nine months ended September 30, 2024, the Company recorded a $0.6 million impairment charge representing the provision for losses related to three assets within the Company’s income properties segment, which are classified as held for sale. The impairment charge of $0.6 million is equal to the estimated sales prices for these three assets pursuant to a letter of intent for sale executed during the nine months ended September 30, 2024, less the book value of the assets as of September 30, 2024, less estimated costs to sell.

During the three and nine months ended September 30, 2023, the Company recorded a $2.9 million impairment charge representing the provision for losses related to seven assets within our income properties segment. The seven assets were leased to one tenant that filed for bankruptcy during the three months ended March 31, 2023. The seven leases underlying the assets were rejected as a part of the bankruptcy proceedings during August 2023. The Company had executed letters of intent to sell the assets. The impairment charge of $2.9 million is equal to the estimated sales prices for the assets (as set forth in the executed letters of intent), less the book value of the assets as of September 30, 2023, less estimated costs to sell.

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

During the nine months ended September 30, 2024, the Company recorded a charge of $0.5 million representing the provision for credit losses related to our commercial loans and investments. The charge of $0.5 million was driven by the initial estimated CECL allowance based on our investment activity during the nine months ended September 30, 2024. We are unable to use historical data to estimate expected credit losses as we have incurred no losses to date. Management utilizes a loss-rate method and considers macroeconomic factors to estimate its CECL allowance, which is calculated based on the amortized cost basis of the commercial loans.

There were no such charges during the nine months ended September 30, 2023.

NOTE 8. OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Tenant Receivables—Net of Allowance for Doubtful Accounts (1)	$950	$809
Prepaid Insurance	34	838
Deposits on Acquisitions	—	60
Prepaid Expenses, Deposits, and Other	1,554	1,757
Deferred Financing Costs—Net	887	1,190
Interest Rate Swaps	6,277	10,957
Operating Leases - Right-of-Use Asset (2)	1,249	1,434
Total Other Assets	$10,951	$17,045
(1)	Includes a $0.2 million and $0.4 million allowance for doubtful accounts as of September 30, 2024 and December 31, 2023, respectively.
(2)	See Note 9, “Operating Land Leases” for further disclosure related to the Company’s right-of-use asset balance as of September 30, 2024.

NOTE 9. OPERATING LAND LEASES

The Company is the lessee under operating land leases for certain of its properties. FASB ASC Topic 842, Leases, requires a lessee to recognize right-of-use assets and lease liabilities that arise from leases, whether qualifying as an operating or finance lease. As of September 30, 2024 and December 31, 2023, the Company’s right-of-use assets totaled $1.2 million and $1.4 million, respectively, and the corresponding lease liabilities totaled $1.3 million and $1.5 million, respectively, which balances are reflected within other assets and accounts payable, accrued expenses, and other liabilities, respectively, on the consolidated balance sheets. The right-of-use assets and lease liabilities are measured based on the present value of the lease payments utilizing discount rates estimated to be equal to that which the Company would pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

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

Amortization of right-of-use assets for operating land leases is recognized on a straight-line basis over the term of the lease and is included within real estate expenses in the consolidated statements of operations. Amortization totaled less than $0.1 million during each of the three months ended September 30, 2024 and 2023. Amortization totaled $0.1 million and $0.2 million during the nine months ended September 30, 2024 and 2023, respectively.

The following table reflects a summary of operating land leases, under which the Company is the lessee, for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Operating Cash Outflows	$46	$64	$138	$192
Weighted Average Remaining Lease Term	6.7	7.2	6.7	7.2
Weighted Average Discount Rate	2.0%	2.0%	2.0%	2.0%

Minimum future lease payments under non-cancelable operating land leases, having remaining terms in excess of one year subsequent to September 30, 2024, are summarized as follows (in thousands):

Year Ending December 31,
Remainder of 2024	$46
2025	192
2026	202
2027	202
2028	202
2029	202
2030 and Thereafter	288
Total Lease Payments	$1,334
Imputed Interest	(56)
Operating Leases – Liability	$1,278

NOTE 10. ASSETS HELD FOR SALE

Assets held for sale consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Real Estate—Net	$6,653	$6,374
Intangible Lease Assets—Net	749	749
Intangible Lease Liabilities—Net	(39)	(39)
Straight-Line Rent Adjustment	173	173
Other Assets	17	17
Assets Prior to Provision for Impairment	$7,553	$7,274
Less Provision for Impairment	(3,453)	(2,864)
Total Assets Held for Sale	$4,100	$4,410

NOTE 11. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

Accounts payable, accrued expenses, and other liabilities consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Accounts Payable	$19	$30
Accrued Expenses	3,822	2,449
Tenant Security Deposits	132	78
Due to CTO	921	1,052
Interest Rate Swaps	501	134
Loan Reserves	606	539
Operating Leases - Liability (1)	1,278	1,454
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$7,279	$5,736
(1)	See Note 9, “Operating Land Leases” for further disclosure related to the Company’s operating lease liability balance as of September 30, 2024.

NOTE 12. OBLIGATION UNDER PARTICIPATION AGREEMENT

As discussed in Note 2, “Summary of Significant Accounting Policies,” the Company follows the guidance in FASB Topic ASC 860, Transfers and Servicing when accounting for participation in commercial loans and investments. ASC 860 states, if the sale of a participation does not have all of the characteristics of a participating interest, it does not achieve sale accounting and is treated as a secured borrowing and accordingly, the original commercial loan investment remains on the Company’s consolidated balance sheets and the proceeds are recorded as an obligation under participation agreement. As of September 30, 2024, the Company’s obligation under participation agreement had a carrying value of $13.2 million, and the carrying value of the loan that is associated with this obligation under participation agreement was $13.1 million, net of a CECL reserve of $0.1 million. The interest rate on the obligation under participation agreement was 8.0% as of September 30, 2024. As of December 31, 2023, there were no such obligations under participation agreements.

NOTE 13. LONG-TERM DEBT

As of September 30, 2024, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt	Stated Interest Rate	Wtd. Avg. Rate as of September 30, 2024	Maturity Date
Credit Facility (1)	$79,500	SOFR + 0.10% + [1.25% - 2.20%]	5.31%	January 2027
2026 Term Loan (2)	100,000	SOFR + 0.10% + [1.35% - 1.95%]	3.50%	May 2026
2027 Term Loan (3)	100,000	SOFR + 0.10% + [1.25% - 1.90%]	2.58%	January 2027
Total Debt/Weighted-Average Rate	$279,500		3.68%
(1)	As of September 30, 2024, the Company utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus 0.10% and the applicable spread on $50 million of the outstanding balance on the Credit Facility (hereinafter defined). See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swap.
(2)	As of September 30, 2024, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan (hereinafter defined) balance. See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(3)	As of September 30, 2024, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 1.18% plus 0.10% and the applicable spread on the $100 million 2027 Term Loan (hereinafter defined) balance. See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps. On November 29, 2024, certain swaps will expire and be replaced, and as a result the weighted average fixed interest rate will increase from 1.18% to 2.05% plus 0.10% and the applicable spread.

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

At September 30, 2024, the commitment level under the Credit Facility was $250.0 million and the Company had an outstanding balance of $79.5 million. The available borrowing capacity, subject to borrowing base restrictions, was $53.5 million as of September 30, 2024.

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

Long-term debt as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024		December 31, 2023
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$79,500	$—	$76,500	$—
2026 Term Loan	100,000	—	100,000	—
2027 Term Loan	100,000	—	100,000	—
Financing Costs, net of Accumulated Amortization	(602)	—	(823)	—
Total Long-Term Debt	$278,898	$—	$275,677	$—

Payments applicable to reduction of principal amounts as of September 30, 2024 will be required as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2024	$—
2025	—
2026	100,000
2027	179,500
2028	—
2029	—
2030 and Thereafter	—
Total Long-Term Debt - Face Value	$279,500

The carrying value of long-term debt as of September 30, 2024 consisted of the following (in thousands):

Total
Current Face Amount	$279,500
Financing Costs, net of Accumulated Amortization	(602)
Total Long-Term Debt	$278,898

In addition to the $0.6 million of financing costs, net of accumulated amortization included in the table above, as of September 30, 2024, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $0.9 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest Expense	$2,712	$2,264	$8,024	$6,964
Interest Expense from Obligation Under Participation Agreement	275	—	369	—
Amortization of Deferred Financing Costs to Interest Expense	180	179	540	530
Total Interest Expense	$3,167	$2,443	$8,933	$7,494

Total Interest Paid	$3,493	$2,243	$8,996	$6,924

The Company was in compliance with all of its debt covenants as of September 30, 2024.

NOTE 14. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the three and nine months ended September 30, 2024 and 2023. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income. The fair value of the interest rate swap agreements are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

Information related to the Company’s interest rate swap agreements is noted below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value as of September 30, 2024
2026 Term Loan (1)	5/21/2021	5/21/2026	2.05% + 0.10% + applicable spread	$100,000	$2,404
2027 Term Loan (2)	9/30/2021	11/29/2024	0.51%+ 0.10% + applicable spread	$80,000	$573
2027 Term Loan (3)	9/30/2022	1/31/2027	3.84%+ 0.10% + applicable spread	$20,000	$(226)
2027 Term Loan (4)	11/29/2024	1/31/2027	1.61%+ 0.10% + applicable spread	$80,000	$2,884
Credit Facility (5)	3/1/2023	3/1/2028	3.21%+ 0.10%+ applicable spread	$50,000	$141

(1)	As of September 30, 2024, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100.0 million 2026 Term Loan balance. The weighted average fixed interest rate of 2.05%, is comprised of: (i) rate swaps on $60.0 million of the 2026 Term Loan balance effective May 21, 2021, as amended on April 14, 2022 in connection with the 2026 Term Loan Amendment, to fix SOFR (prior to April 14, 2022, the swap was to fix LIBOR), and (ii) a rate swap on $40.0 million of the 2026 Term Loan Balance effective September 30, 2022, to fix SOFR.
(2)	As of September 30, 2024, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 0.51% plus 0.10% and the applicable spread on $80.0 million of the $100.0 million 2027 Term Loan balance. The weighted average fixed interest rate of 0.51%, is comprised of two rate swaps on $80.0 million of the 2027 Term Loan balance effective September 30, 2021, as amended on April 14, 2022 in connection with the 2027 Term Loan Amendment, to fix SOFR (prior to April 14, 2022, the swap was to fix LIBOR). The swap matures on November 29, 2024 and will be replaced with the swap as described below in Footnote 4, which becomes effective on November 29, 2024.
(3)	As of September 30, 2024, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.84% plus 0.10% and the applicable spread on $20.0 million of the $100.0 million 2027 Term Loan balance.
(4)	The interest rate swap agreement hedges $80.0 million of the $100.0 million 2027 Term Loan balance under different terms and commences concurrent to the interest rate agreements maturing on November 29, 2024 to extend the fixed interest rate through maturity on January 31, 2027.
(5)	As of September 30, 2024, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus 0.10% and the applicable spread on $50.0 million of the outstanding balance on the Credit Facility. The swap was effective on March 1, 2023.

The use of interest rate swap agreements carries risks, including the risk that the counterparties to these agreements are not able to perform. To mitigate this risk, the Company enters into interest rate swap agreements with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not currently anticipate that any of the counterparties to the Company’s interest rate swap agreements will fail to meet their obligations. As of September 30, 2024 and December 31, 2023, there were no events of default related to the Company's interest rate swap agreements.

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

On October 21, 2022, the Company implemented a $150.0 million “at-the-market” equity offering program (the “2022 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. During the three months ended September 30, 2024, the Company sold 620,176 shares under the 2022 ATM Program for gross proceeds of $11.2 million at a weighted average price of $18.09 per share, generating net proceeds of $11.1 million after deducting transaction fees totaling $0.1 million. During the nine months ended September 30, 2024, the Company sold 623,526 shares under the 2022 ATM Program for gross proceeds of $11.3 million at a weighted average price of $18.08 per share, generating net proceeds of $11.1 million after deducting transaction fees totaling $0.2 million. The Company was not active under the 2022 ATM Program during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company sold 665,929 shares under the 2022 ATM Program for gross proceeds of $12.6 million at a weighted average price of $18.96 per share, generating net proceeds of $12.4 million after deducting transaction fees totaling $0.2 million. During the year ended December 31, 2023, the Company sold 665,929 shares under the 2022 ATM Program for gross proceeds of $12.6 million at a weighted average price of $18.96 per share, generating net proceeds of $12.4 million after deducting transaction fees totaling $0.2 million. During the year ended December 31, 2022, the Company sold 1,479,241 shares under the 2022 ATM Program for gross proceeds of $27.8 million at a weighted average price of $18.81 per share, generating net proceeds of $27.4 million after deducting transaction fees totaling $0.4 million.

In the aggregate, under the 2020 ATM Program and 2022 ATM Program, during the year ended December 31, 2022, the Company sold 1,925,408 shares for gross proceeds of $36.5 million at a weighted average price of $18.96 per share, generating net proceeds of $36.0 million after deducting transaction fees totaling $0.5 million.

NONCONTROLLING INTEREST

As of September 30, 2024, CTO holds, directly and indirectly, a 7.9% noncontrolling ownership interest in the Operating Partnership as a result of 1,223,854 OP Units issued to CTO at the time of the Company’s IPO.

DIVIDENDS

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Code. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate U.S. federal corporate income taxes payable by the Company. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the nine months ended September 30, 2024 and 2023, the Company declared and paid cash dividends on its common stock and OP Units of $0.830 and $0.825 per share, respectively.

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

The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$3,080	$(837)	$3,024	$2,582

Weighted Average Number of Common Shares Outstanding	13,744,232	13,946,194	13,663,752	14,001,774
Weighted Average Number of Common Shares Applicable to OP Units using Treasury Stock Method (1)	1,223,854	1,703,494	1,223,854	1,703,494
Total Shares Applicable to Diluted Earnings per Share	14,968,086	15,649,688	14,887,606	15,705,268

Per Common Share Data:
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.
Basic	$0.22	$(0.06)	$0.22	$0.18
Diluted	$0.21	$(0.05)	$0.20	$0.16
(1)	Includes the weighted average of 1,223,854 during the three and nine months ended September 30, 2024 and 1,703,494 shares during the three and nine months ended September 30, 2023, in each case, underlying OP Units including (i) 1,223,854 shares underlying OP Units issued to CTO and (ii) 479,640 shares underlying OP Units issued to an unrelated third party, which OP Units were redeemed by PINE for an equivalent number of shares of common stock of PINE during the three months ended December 31, 2023.

NOTE 17. SHARE REPURCHASES

In May 2023, the Board approved a $5.0 million stock repurchase program (the “2023 $5.0 Million Repurchase Program”). Under the 2023 $5.0 Million Repurchase Program, the Company repurchased 23,889 shares of its common stock on the open market for a total cost of $0.4 million, or an average price per share of $15.22, during the three and nine months ended September 30, 2023.

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

There were no repurchases of the Company’s common stock during the three months ended September 30, 2024.

NOTE 18. STOCK-BASED COMPENSATION

Each non-employee member of the Board has the option to receive his or her annual retainer fee in shares of Company common stock rather than cash. The number of shares issued to the directors making such election is calculated quarterly by dividing the amount of the quarterly retainer fee payment due to such director by the 20-day trailing average closing price of the Company’s common stock as of the last business day of the calendar quarter, rounded down to the nearest whole number of shares. During the nine months ended September 30, 2024, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.2 million, or 14,603 shares, of which 5,131 shares were issued on April 1, 2024, 5,168 shares were issued on July 1, 2024, and 4,304 shares were issued on October 1, 2024. During the nine months ended September 30, 2023, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.2 million, or 14,464 shares, of which 4,776 shares were issued on April 1, 2023, 4,940 shares were issued on July 3, 2023, and 4,748 shares were issued on October 2, 2023.

Stock compensation expense for the three and nine months ended September 30, 2024 and 2023 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stock Compensation Expense – Director Retainers Paid in Stock	$79	$79	$238	$238
(1)	Director retainers are issued through additional paid in capital in arrears. Therefore, the change in additional paid in capital during the three and nine months ended September 30, 2024 and 2023 reported on the consolidated statements of stockholders’ equity does not agree to the total non-cash compensation reported on the consolidated statements of cash flows.

NOTE 19. RELATED PARTY MANAGEMENT COMPANY

We are externally managed by the Manager, a wholly owned subsidiary of CTO. Subsequent to the IPO, through September 30, 2024, CTO has purchased an aggregate of 322,831 shares of PINE common stock in the open market including (i) 29,807 shares purchased during the nine months ended September 30, 2024 for $0.4 million, or an average price per share of $14.97, (ii) 129,271 shares purchased during the year ended December 31, 2023 for $2.1 million, or an average price per share of $16.21, (iii) 155,665 shares purchased during the year ended December 31, 2022 for $2.7 million, or an average price per share of $17.57 and (iv) 8,088 shares purchased during the year ended December 31, 2021 for $0.1 million, or an average price per share of $17.65.

As of September 30, 2024, CTO owns, in the aggregate, 1,223,854 OP Units and 1,138,621 shares of PINE common stock, inclusive of (i) 394,737 shares of common stock totaling $7.5 million issued in connection with a private placement that closed concurrently with the IPO, (ii) 421,053 shares of common stock totaling $8.0 million issued in connection with the IPO, and (iii) 322,831 shares of common stock totaling $5.4 million purchased by CTO subsequent to the IPO. The aggregate 1,223,854 OP Units and 1,138,621 shares of PINE common stock held by CTO represent an investment totaling $43.0 million, or 15.3% of PINE’s outstanding equity, as of September 30, 2024.

Management Agreement

On November 26, 2019, the Operating Partnership and PINE entered into a management agreement with the Manager (the “Management Agreement”). Pursuant to the terms of the Management Agreement, our Manager manages, operates, and administers our day-to-day operations, business and affairs, subject to the direction and supervision of the Board and in accordance with the investment guidelines approved and monitored by the Board. We pay our Manager a base management fee equal to 0.375% per quarter of our “total equity” (as defined in the Management Agreement and based on a 1.5% annual rate), calculated and payable in cash, quarterly in arrears.

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

On July 18, 2024, the Operating Partnership and PINE entered into an amendment (the “Amendment”) to the Management Agreement with the Manager. The Amendment extended the expiration date of the initial term of the Management Agreement from November 26, 2024 to January 31, 2025 and the initial term will automatically renew for an unlimited number of successive one-year periods thereafter, unless the agreement is not renewed or is terminated in accordance with its terms.

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

The Company incurred management fee expenses totaling $1.1 million and $3.1 million during the three and nine months ended September 30, 2024, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.7 million and $1.9 million for the three and nine months ended September 30, 2024, respectively. The Company incurred management fee expenses totaling $1.1 million and $3.3 million during the three and nine months ended September 30, 2023, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.6 million and $1.9 million for the three and nine months ended September 30, 2023, respectively.

The following table represents amounts due to (from) CTO (in thousands):

	As of
Description	September 30, 2024	December 31, 2023
Management Fee due to CTO	$1,052	$1,062
Other	(131)	(10)
Total (1)	$921	$1,052
(1)	Included in accrued expenses, see Note 11, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

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

Revenue Sharing Agreement

On December 4, 2023, CTO entered into an asset management agreement directly with the borrower under the Mortgage Note (as described in Note 4, “Commercial Loans and Investments”) to manage the portfolio of assets secured by the Mortgage Note. The Company entered into a revenue sharing agreement with CTO whereby the Company is expected to receive a share of the asset management fees, disposition management fees, leasing commissions, and other fees related to CTO’s management and administration of the portfolio (the “Revenue Sharing Agreement”). The Company’s share of the fees under the Revenue Sharing Agreement will be based on fees earned by CTO associated with the single tenant properties within the portfolio. The Company recognized $0.1 million and $0.4 million of revenue pursuant to the Revenue Sharing Agreement during the three and nine months ended September 30, 2024, respectively, which is included in other revenue on the Company’s consolidated statement of operations.

NOTE 20. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

CONTRACTUAL COMMITMENTS – EXPENDITURES

The Company is committed to fund five construction loans as described in Note 4, “Commercial Loans and Investments”. The unfunded portion of the construction loans totaled $12.3 million as of September 30, 2024.

Pursuant to a certain lease agreement executed during the three months ended September 30, 2024, the Company is committed to funding $5.0 million in tenant improvements for a property which capital expenditure is expected to be funded within one year.

NOTE 21. BUSINESS SEGMENT DATA

The Company operates in two primary business segments: income properties and commercial loans and investments.

Our income property operations consist of lease income from income producing properties and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 79% and 89% of our identifiable assets as of September 30, 2024 and December 31, 2023, respectively, and 90% and 100% of our consolidated revenues for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, our commercial loans investment portfolio consisted of nine commercial loan investments, of which three are related to properties acquired through a sale-leaseback transaction whereby the tenant has a future repurchase right.

The Company’s chief operating decision maker evaluates segment performance based on operating income. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skill.

Information about the Company’s operations in different segments for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues:
Lease Income	$11,718	$11,447	$34,512	$33,951
Interest Income from Commercial Loans and Investments	1,663	112	3,552	112
Other Revenue	99	—	372	—
Total Revenues	$13,480	$11,559	$38,436	$34,063
Net Income from Operations:
Lease Income	$9,877	$9,725	$28,943	$29,220
Interest Income from Commercial Loans and Investments	1,663	112	3,552	112
Other Revenue	99	—	372	—
General and Corporate Expenses	(8,183)	(8,180)	(24,061)	(24,109)
Provision for Impairment	(422)	(2,864)	(1,110)	(2,864)
Gain on Disposition of Assets	3,426	2,586	4,344	7,782
Gain on Extinguishment of Debt	—	—	—	23
Net Income from Operations	$6,460	$1,379	$12,040	$10,164
Depreciation and Amortization:
Income Properties	$6,340	$6,528	$19,074	$19,286
Total Depreciation and Amortization	$6,340	$6,528	$19,074	$19,286
Capital Expenditures:
Income Properties	$6,577	$19,723	$22,523	$81,395
Commercial Loans and Investments	42,678	6,870	52,993	6,870
Total Capital Expenditures	$49,255	$26,593	$75,516	$88,265

Identifiable assets of each segment as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	As of
	September 30, 2024	December 31, 2023
Identifiable Assets:
Income Properties	$456,650	$503,151
Commercial Loans and Investments	89,965	37,384
Corporate and Other	32,371	24,025
Total Assets	$578,986	$564,560

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

NOTE 22. SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through October 17, 2024, the date the consolidated financial statements were issued.

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

During the nine months ended September 30, 2024, the Company acquired six properties for a combined purchase price of $53.1 million, or a cost of $53.2 million including capitalized acquisition costs. Of the six properties acquired, the three Tampa Properties (previously defined in Note 1, “Business and Organization”), which were purchased during the three months ended September 30, 2024 through a sale-leaseback transaction that includes a tenant repurchase option are, for GAAP purposes, accounted for as a financing arrangement. However, as the Tampa Properties constitute real estate assets for both legal and tax purposes, we include the Tampa Properties in the property portfolio when describing our property portfolio and for purposes of providing statistics related thereto. During the nine months ended September 30, 2024, the Company sold 10 properties for an aggregate sales price of $55.2 million, generating aggregate gains on sale of $4.3 million.

As of September 30, 2024, we owned 133 properties, including the three properties classified as commercial loans and investments, with an aggregate gross leasable area of 3.6 million square feet, located in 34 states, with a weighted average remaining lease term of 8.8 years. Our portfolio was 99% occupied as of September 30, 2024.

We may also acquire or originate commercial loans and investments associated with commercial real estate located in the United States. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate. As of September 30, 2024, the Company’s commercial loan investments portfolio had a total carrying value of $86.5 million and was comprised of five construction loans, one mortgage note, and three properties acquired pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO (our “Manager”). CTO is a Maryland corporation that is a publicly traded diversified REIT and the sole member of our Manager.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

The following presents the Company’s results of operations for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 (in thousands):

	Three Months Ended
	September 30, 2024	September 30, 2023	$ Variance	% Variance
Revenues:
Lease Income	$11,718	$11,447	$271	2.4%
Interest Income from Commercial Loans and Investments	1,663	112	1,551	1384.8%
Other Revenue	99	—	99	100.0%
Total Revenues	13,480	11,559	1,921	16.6%
Operating Expenses:
Real Estate Expenses	1,841	1,722	119	6.9%
General and Administrative Expenses	1,843	1,652	191	11.6%
Provision for Impairment	422	2,864	(2,442)	(85.3%)
Depreciation and Amortization	6,340	6,528	(188)	(2.9%)
Total Operating Expenses	10,446	12,766	(2,320)	(18.2%)
Gain on Disposition of Assets	3,426	2,586	840	32.5%
Net Income from Operations	6,460	1,379	5,081	368.5%
Investment and Other Income	61	125	(64)	(51.2%)
Interest Expense	(3,167)	(2,443)	(724)	(29.6%)
Net Income (Loss)	3,354	(939)	4,293	457.2%
Less: Net Loss (Income) Attributable to Noncontrolling Interest	(274)	102	(376)	(368.6%)
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$3,080	$(837)	$3,917	468.0%

Lease Income and Real Estate Expenses

Revenue from our property operations totaled $11.7 million and $11.4 million during the three months ended September 30, 2024 and 2023, respectively. The $0.3 million increase in lease income is primarily attributable to an increase in reimbursable revenue. The direct costs of revenues for our income properties totaled $1.8 million and $1.7 million during the three months ended September 30, 2024 and 2023, respectively. The $0.1 million increase in the direct cost of revenues is reflective of increased reimbursable expenses.

Commercial Loans and Investments

Interest income from commercial loans and investments totaled $1.7 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively. The increase in income is attributable to the expanded portfolio of commercial loans and investments which, as of September 30, 2024, was comprised of five construction loans, one mortgage note, and three properties acquired pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right. As of September 30, 2023, the Company had originated is first construction loan and there was only one loan generating interest income.

Other Revenue

Other revenue totaled $0.1 million for the three months ended September 30, 2024. The revenue is attributable to fees earned from a revenue sharing agreement the Company entered into with CTO as further described in Note 19, “Related

Party Management Company” in the Notes to the Financial Statements. There were no revenue sharing agreements generating income during the three months ended September 30, 2023.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 (in thousands):

	Three Months Ended
	September 30, 2024	September 30, 2023	$ Variance	% Variance
Management Fee to Manager	$1,052	$1,095	$(43)	(3.9%)
Director Stock Compensation Expense	79	79	—	— %
Director & Officer Insurance Expense	53	62	(9)	(14.5%)
Additional General and Administrative Expense	659	416	243	58.4%
Total General and Administrative Expenses	$1,843	$1,652	$191	11.6%

General and administrative expenses totaled $1.8 million and $1.6 million during the three months ended September 30, 2024 and 2023, respectively. The $0.2 million increase is primarily the result of a $0.2 million increase in corporate legal and consulting fees.

Provision for Impairment

During the three months ended September 30, 2024, the Company recorded a $0.4 million impairment charge which represents the current expected credit losses (“CECL”) reserve related to our commercial loans and investments. During the three months ended September 30, 2023, the Company recorded a $2.9 million impairment charge representing the provision for losses related to our income properties as further described in Note 7, “Provision for Impairment”.

Depreciation and Amortization

Depreciation and amortization expense totaled $6.3 million and $6.5 million during the three months ended September 30, 2024 and 2023, respectively. The decrease in depreciation and amortization expense is partially due to three properties acquired during the three months ended September 30, 2024, pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right, whereby no depreciation and amortization is recognized on the $31.4 million investment due to their classification as commercial loans and investment.

Gain on Disposition of Assets

During the three months ended September 30, 2024, the Company sold eight properties for an aggregate sales price of $48.6 million, generating aggregate gains on sale of $3.4 million. During the three months ended September 30, 2023, the Company sold eight properties for an aggregate sales price of $20.6 million, generating aggregate gains on sale of $2.6 million.

Investment and Other Income

Investment and other income totaled $0.1 million during the three months ended September 30, 2024 and 2023. Investment and other income is attributable to interest earned on bank deposits.

Interest Expense

Interest expense totaled $3.2 million and $2.4 million during the three months ended September 30, 2024 and 2023, respectively. The $0.8 million increase in interest expense is attributable to the higher average outstanding debt balance for increased interest expense of $0.4 million as well as $0.3 million of interest expense resulting from the sale of participation interest in the Company’s $23.4 million Mortgage Note during the three months ended September 30, 2024.

Net Income (Loss)

Net income totaled $3.4 million during the three months ended September 30, 2024 as compared to a net loss of $0.9 million during the three months ended September 30, 2023. The $4.3 million increase in net income is attributable to the factors described above, most notably the decrease in the provision for impairment of $2.4 million and the increase in the gain on disposition of assets of $0.8 million.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

The following presents the Company’s results of operations for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 (in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023	$ Variance	% Variance
Revenues:
Lease Income	$34,512	$33,951	$561	1.7%
Interest Income from Commercial Loans and Investments	3,552	112	3,440	3071.4%
Other Revenue	372	—	372	100.0%
Total Revenues	38,436	34,063	4,373	12.8%
Operating Expenses:
Real Estate Expenses	5,569	4,731	838	17.7%
General and Administrative Expenses	4,987	4,823	164	3.4%
Provision for Impairment	1,110	2,864	(1,754)	(61.2%)
Depreciation and Amortization	19,074	19,286	(212)	(1.1%)
Total Operating Expenses	30,740	31,704	(964)	(3.0%)
Gain on Disposition of Assets	4,344	7,782	(3,438)	(44.2%)
Gain on Extinguishment of Debt	—	23	(23)	(100.0%)
Net Income from Operations	12,040	10,164	1,876	18.5%
Investment and Other Income	186	226	(40)	(17.7%)
Interest Expense	(8,933)	(7,494)	(1,439)	(19.2%)
Net Income	3,293	2,896	397	13.7%
Less: Net Income Attributable to Noncontrolling Interest	(269)	(314)	45	14.3%
Net Income Attributable to Alpine Income Property Trust, Inc.	$3,024	$2,582	$442	17.1%

Lease Income and Real Estate Expenses

Revenue from our property operations during the nine months ended September 30, 2024 and 2023, totaled $34.5 million and $33.9 million, respectively. The $0.6 million increase in lease income is reflective of the Company’s volume of property acquisitions during the nine months ended September 30, 2024 and the year ended December 31, 2023, partially offset by property sales during the same period. The direct costs of revenues for our income properties totaled $5.5 million and $4.7 million during the nine months ended September 30, 2024 and 2023, respectively. The $0.8 million increase in the direct cost of revenues is reflective of increased reimbursable expenses as well as a portion of portfolio expenses being non-recoverable pursuant to tenant leases and certain vacancies in our properties currently held for sale.

Commercial Loans and Investments

Interest income from commercial loans and investments totaled $3.5 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in income is attributable to the expanded portfolio of commercial loans and investments which, as of September 30, 2024, was comprised of five construction loans, one mortgage note, and the three Tampa Properties which were acquired through a sale-leaseback transaction that includes a tenant repurchase option and are, for GAAP purposes, accounted for as a financing arrangement. As of September 30, 2023, the Company had originated its first construction loan and there was only one loan generating interest income.

Other Revenue

Other revenue totaled $0.4 million for the nine months ended September 30, 2024. The revenue is attributable to fees earned from a revenue sharing agreement the Company entered into with CTO as further described in Note 19, “Related Party Management Company” in the Notes to the Financial Statements. There were no revenue sharing agreements generating income during the nine months ended September 30, 2023.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 (in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023	$ Variance	% Variance
Management Fee to Manager	$3,142	$3,294	$(152)	(4.6%)
Director Stock Compensation Expense	238	238	—	— %
Director & Officer Insurance Expense	160	187	(27)	(14.4%)
Additional General and Administrative Expense	1,447	1,104	343	31.1%
Total General and Administrative Expenses	$4,987	$4,823	$164	3.4%

General and administrative expenses totaled $5.0 million and $4.8 million during the nine months ended September 30, 2024 and 2023, respectively, for an increase of $0.2 million. The $0.1 million decrease in the management fee is attributable to a decrease in the Company’s equity base as the result of share repurchases, primarily made during the three months ended December 31, 2023, which were partially offset by the ATM sales made during the three months ended September 30, 2024. The $0.3 million increase in additional general and administrative expenses is due to a $0.2 million increase in corporate legal and consulting fees as well as increases in additional state and local tax payments, as the result of the Company owning more properties in states with franchise tax fees.

Provision for Impairment

During the nine months ended September 30, 2024, the Company recorded a $1.0 million impairment charge of which $0.4 million represents the CECL reserve related to our commercial loans and investments and $0.6 million represents the provision for losses related to our income properties as further described in Note 7, “Provision for Impairment”. During the nine months ended September 30, 2023, the Company recorded a $2.9 million impairment charge representing the provision for losses related to our income properties as further described in Note 7, “Provision for Impairment”.

Depreciation and Amortization

Depreciation and amortization expense totaled $19.1 million and $19.3 million during the nine months ended September 30, 2024 and 2023, respectively. The $0.2 million decrease in depreciation and amortization expense is partially due to the three Tampa Properties which were acquired through a sale-leaseback transaction, that includes a tenant repurchase option and are, for GAAP purposes, accounted for as a financing arrangement whereby no depreciation and amortization is recorded.

Gain on Disposition of Assets

During the nine months ended September 30, 2024, the Company sold 10 properties for an aggregate sales price of $55.2 million, generating aggregate gains on sale of $4.3 million. During the nine months ended September 30, 2023, the Company sold 22 properties for an aggregate sales price of $99.6 million, generating aggregate gains on sale of $7.8 million.

Investment and Other Income

Investment and other income totaled $0.2 million during the nine months ended September 30, 2024 and 2023. Investment and other income is attributable to interest earned on bank deposits.

Interest Expense

Interest expense totaled $8.9 million and $7.5 million during the nine months ended September 30, 2024 and 2023, respectively. The $1.4 million increase in interest expense is attributable to the higher average outstanding debt balance for increased interest expense of $1.0 million as well as $0.4 million of interest expense resulting from the sale of participation interest in the Company’s $23.4 million Mortgage Note during the nine months ended September 30, 2024.

Net Income

Net income totaled $3.3 million and $2.9 million during the nine months ended September 30, 2024 and 2023, respectively. The $0.4 million increase in net income is attributable to the factors described above, most notably the increase in interest revenue from commercial loans and investments of $3.4 million and a lower provision for impairment,  offset by higher interest expense and lower gains on disposition of assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $28.1 million as of September 30, 2024, including restricted cash of $25.5 million. See Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance as of September 30, 2024.

Long-Term Debt. As of September 30, 2024, the Company had an outstanding balance of $79.5 million on the $250 million revolving Credit Facility. The Company also had $200.0 million in term loans outstanding as of September 30, 2024. See Note 13, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance at September 30, 2024.

Acquisitions and Dispositions. As further described in Note 3, “Property Portfolio,” the Company acquired six properties for a combined purchase price of $53.1 million, or a cost of $53.2 million including capitalized acquisition costs, and sold 10 properties for an aggregate sales price of $55.2 million, generating aggregate gains on sale of $4.3 million. Of the six properties acquired, the three Tampa Properties (previously defined in Note 1, “Business and Organization”), which were purchased during the three months ended September 30, 2024 through a sale-leaseback transaction that includes a tenant repurchase option are, for GAAP purposes, accounted for as a financing arrangement. However, as the Tampa Properties constitute real estate assets for both legal and tax purposes, we include the Tampa Properties in the property portfolio when describing our property portfolio and for purposes of providing statistics related thereto.

ATM Program. During the nine months ended September 30, 2024, the Company sold 623,526 shares under the 2022 ATM Program for gross proceeds of $11.3 million at a weighted average price of $18.08 per share, generating net proceeds of $11.1 million.

Capital Expenditures. As of September 30, 2024, the Company had no commitments related to capital expenditures for the maintenance of fixed assets, such as land, buildings, and equipment. Pursuant to a certain lease agreement executed during the three months ended September 30, 2024, the Company is committed to funding $5.0 million in tenant improvements at a property which capital expenditure is expected to be funded within one year. Additionally, the Company is committed to fund five construction loans as described in Note 4, “Commercial Loans and Investments”. The unfunded portion of the construction loans totaled $12.3 million as of September 30, 2024.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, proceeds from the completion of the sale of assets utilizing the reverse like-kind 1031 exchange structure, $98.3 million of availability remaining under the 2022 ATM Program, and $53.5 million of available capacity on the existing $250.0 million Credit Facility.

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

Reconciliation of Non-GAAP Measures (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Income (Loss)	$3,354	$(939)	$3,293	$2,896
Depreciation and Amortization	6,340	6,528	19,074	19,286
Provision for Impairment	422	2,864	1,110	2,864
Gain on Disposition of Assets	(3,426)	(2,586)	(4,344)	(7,782)
Funds From Operations	$6,690	$5,867	$19,133	$17,264
Adjustments:
Gain on Extinguishment of Debt	—	—	—	(23)
Amortization of Intangible Assets and Liabilities to Lease Income	(136)	(110)	(361)	(299)
Straight-Line Rent Adjustment	(216)	(112)	(370)	(386)
Non-Cash Compensation	79	79	238	238
Amortization of Deferred Financing Costs to Interest Expense	180	179	540	530
Other Non-Cash Adjustments	52	29	111	86
Adjusted Funds From Operations	$6,649	$5,932	$19,291	$17,410

Weighted Average Number of Common Shares:
Basic	13,744,232	13,946,194	13,663,752	14,001,774
Diluted	14,968,086	15,649,688	14,887,606	15,705,268

Other Data (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
FFO	$6,690	$5,867	$19,133	$17,264
FFO per Diluted Share	$0.45	$0.37	$1.29	$1.10

AFFO	$6,649	$5,932	$19,291	$17,410
AFFO per Diluted Share	$0.44	$0.38	$1.30	$1.11

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease. As required by GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled three properties for a combined purchase price of $21.7 million for the nine months ended September 30, 2024 and 12 properties for a combined purchase price of $79.9 million for the nine months ended September 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13(a)-15 and 15(d)-15 of the Exchange Act was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

ITEM 1A. RISK FACTORS

As of September 30, 2024, there have been no material changes in our risk factors from those set forth under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”). The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

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

Exhibit 10.1	Amendment No. 1 to Management Agreement dated July 18, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2024).

Exhibit 31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1**	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2**	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE INCOME PROPERTY TRUST, INC.
(Registrant)

October 17, 2024	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

October 17, 2024	By:	/s/ Philip R. Mays
Philip R. Mays, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
October 17, 2024	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)