Form 10-K
period 2024-12-31
Alpine Income Property Trust, Inc.
filed 2025-02-06
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
Emerging growth company ☐

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

On June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $192,841,102 based on the closing sales price of the Registrant’s common stock on such date as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant’s common stock of which the Registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

The number of shares of the registrant’s common stock outstanding on January 30, 2025 was 14,692,498.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III of this report.

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

Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. These risks and uncertainties include, but are not limited to, the strength of the real estate market; the impact of a prolonged recession or downturn in economic conditions; our ability to successfully execute acquisition or development strategies; credit risk associated with us investing in commercial loans and investments; any loss of key management personnel; changes in local, regional, national and global economic conditions affecting the real estate development business and properties, including unstable macroeconomic conditions due to, among other things, geopolitical conflicts, inflation and higher interest rates; the impact of competitive real estate activity; the loss of any major property tenants; the ultimate geographic spread, severity and duration of pandemics, actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the global economy and our financial condition and results of operations; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

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

ITEM 1.            BUSINESS

OVERVIEW

We are a real estate investment trust (“REIT”) that owns and operates a high-quality portfolio of commercial net lease properties all located in the United States. Our properties are primarily leased to industry leading, creditworthy tenants, many of which operate in industries we believe are resistant to the impact of e-commerce. Our portfolio consists of 134 net leased properties located in 35 states. The properties in our portfolio are primarily subject to long-term  leases, which generally require the tenant to pay directly or reimburse us for property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. We may also acquire or originate commercial loans and investments. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate.

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

Our primary objective is to maximize cash flow and value per share by generating stable and growing cash flows and attractive risk-adjusted returns through the ownership, operation and growth through acquisition of a diversified portfolio of high-quality, net leased commercial properties with attractive long-term real estate fundamentals and through the investment of commercial loans secured by commercial real estate. The 134 properties in our income property portfolio are 98% occupied and represent 3.9 million of gross rentable square feet with leases that have a weighted average lease term of 8.7 years (weighting based on annualized base rent as of December 31, 2024). Our portfolio is representative of our investment strategy, which consists of one or more of the following core investment criteria:

●	Attractive Locations. The 134 properties in our portfolio represent 3.9 million gross rentable square feet, are 98% occupied, and are primarily located in, or in close proximity to major metropolitan statistical areas, or MSAs, and in markets in the United States with favorable economic and demographic conditions supporting the underlying businesses of our tenants. As of December 31, 2024, approximately 55% of our portfolio’s annualized base rent was derived from properties located in MSAs with populations greater than one million people.

●	Creditworthy Tenants. 51% of our portfolio’s annualized base rent as of December 31, 2024 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency. The Company defines an investment grade credit rating as a rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners of Baa3, BBB-, or NAIC-2 or higher. If applicable, in the event of a split rating between S&P Global Ratings and Moody’s Investors Services, the Company utilizes the higher of the two ratings as its reference point as to whether a tenant has an investment grade credit rating.

●	Geographic Diversity. Our portfolio is spread across 100 markets in 35 states. Our largest property, as measured by annualized base rent, is located in the Tampa-St. Petersburg, Florida MSA.

●	98% Occupied with Primarily Long Duration Leases. Our portfolio is 98% occupied. The leases in our portfolio have a weighted average remaining lease term of 8.7 years (weighted based on annualized base rent as of December 31, 2024).

In addition to our income property portfolio, as of December 31, 2024, our business included a portfolio of nine commercial loan investments secured by real estate, of which three were acquired pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right.

Organization

The Company is a Maryland corporation formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering (“IPO”). Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “PINE.” We sold 7,500,000 shares of our common stock at $19.00 per share in the IPO. CTO purchased 421,053 of the shares of our common stock that we sold in the IPO. Concurrently with the closing of the IPO, CTO invested $15.5 million in exchange for 815,790 shares of our common stock (the “CTO Private Placement”). We refer to the IPO, the CTO Private Placement, and the other transactions executed at the time of our listing on the NYSE collectively as the “Formation Transactions.” See Note 19, “Related Party Management Company” in the Notes to the Financial Statements for the Company’s disclosure related to CTO’s purchase of PINE common stock subsequent to the IPO.

We are externally managed by our Manager and conduct the substantial majority of our operations through, and substantially all of our assets are held by, Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. As of December 31, 2024, we have a total ownership interest in the Operating Partnership of 92.3%, with CTO holding, directly and indirectly, a 7.7% ownership interest in the Operating Partnership. Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) manages our business and affairs.

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

On October 21, 2022, the Company implemented a $150.0 million “at-the-market” equity offering program (the “2022 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. During the year ended December 31, 2024, the Company sold 1,059,271 shares under the 2022 ATM Program for gross proceeds of $19.1 million at a weighted average price of $18.04 per share, generating net proceeds of $18.8 million after deducting transaction fees totaling $0.3 million. During the year ended December 31, 2023, the Company sold 665,929 shares under the 2022 ATM Program for gross proceeds of $12.6 million at a weighted average price of $18.96 per share, generating net proceeds of $12.4 million after deducting transaction fees totaling $0.2 million. During the year ended December 31, 2022, the Company sold 1,479,241 shares under the 2022 ATM Program for gross proceeds of $27.8 million at a weighted average price of $18.81 per share, generating net proceeds of $27.4 million after deducting transaction fees totaling $0.4 million. As of December 31, 2024, we have $90.4 million of availability under the 2022 ATM Program.

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

Market Opportunity

We believe that investor demand remains resilient for the net lease industry with the total addressable market continuing to expand through sale-leaseback transactions and new developments. Unlike a gross lease, which places the financial responsibility for most expenses with the property owner, the net lease structure shifts the majority or entirety of costs for property taxes, insurance, maintenance and often utilities and capital expenditures, to the lessee, in addition to rent payments. Net leases are generally executed for an initial term of 10 to 15 years, but 20- and 25-year leases are not uncommon. Lease agreements often include multiple options for the tenant to extend and may include terms for periodic rent increases. Comparatively, multi-tenant commercial real estate properties under gross leases often have average initial lease terms between five and ten years with shorter or fewer options to extend. Rent escalation is also commonly embedded in the net lease terms as a specified percentage increase of existing rent per year or determined by reference to an inflation measure such as the Consumer Price Index. With cash flows that are intended to be passive, stable and paid at regular intervals, net leased real estate is similar, in many ways, to interest-bearing corporate bonds, but with the additional potential for appreciation in the value of the underlying property.

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

Property Portfolio

As of December 31, 2024, the Company owned 134 properties in 35 states. The following is a summary of the relevant leases attributable to these properties:

Description	Location	Rentable Square Feet		Annualized Base Rent ($000's) (1)
Beachside Hospitality Group	Anna Maria, FL	10,600		1,996
Dicks Sporting Goods	Victor, NY	120,908		1,871
Walmart	Howell, MI	214,172		1,369
Bass Pro Shops	Hermantown, MN	66,033		1,364
Lowe's	Knoxville, TN	142,092		1,363
BJ's Wholesale Club	Concord, NC	108,532		1,255
Beachside Hospitality Group	Bradenton Beach, FL	22,131		1,168
At Home	Concord, NC	108,338		947
Lowe's	Houston, TX	131,644		917
Kohl's	Chandler, AZ	86,584		894
Lowe's	Logan, WV	114,731		870
Burlington	North Richland Hills, TX	70,891		859
At Home	North Canton, OH	89,902		801
Lowe's	Adrian, MI	101,287		703
Home Depot (3)	Woodridge, IL	110,626		693
Best Buy	Downers Grove, IL	62,860		684
Beachside Hospitality Group	Longboat Key, FL	6,520		657
At Home	Turnersville, NJ	89,460		641
Live Nation	East Troy, WI	-	(2)	634
Dicks Sporting Goods	Downers Grove, IL	38,297		630
Academy Sports	Florence, SC	58,410		625
Lowe's	Fremont, OH	125,357		603
Dicks Sporting Goods	Chesterfield, MI	49,979		603
Crunch Fitness	Buford, GA	24,800		514
Walgreens	Feasterville-Trevose, PA	14,820		509
Best Buy	Lafayette, LA	45,611		507
AMC	Tyngsborough, MA	39,474		507
Sportsman's Warehouse	Morgantown, WV	30,547		498
Dicks Sporting Goods	Vineland, NJ	50,000		496
Dicks Sporting Goods	McDonough, GA	46,315		495
Party City	Oceanside, NY	15,500		490
Walgreens	Blackwood, NJ	14,820		464
Dicks Sporting Goods	Glen Allen, VA	23,635		458
Old Time Pottery	Orange Park, FL	84,180		439
Walgreens	West Hartford, CT	12,805		430
Walgreens	Brick, NJ	14,550		418
Best Buy	Dayton, OH	45,535		409
CVS	Baton Rouge, LA	13,813		383
HomeGoods	Vineland, NJ	30,006		375
Verizon	Vineland, NJ	6,034		359
Home Depot	Vineland, NJ	125,218		353
Walgreens	Decatur, IL	14,820		353
Best Buy	McDonough, GA	30,038		338
Walgreens	Edgewater, MD	14,820		328
Verizon	Turnersville, NJ	6,027		326
Michaels	Vineland, NJ	24,000		318
Old Time Pottery	West Chicago, IL	78,721		313
Office Depot	Albuquerque, NM	30,346		300
Best Buy	Vineland, NJ	20,460		297
Ashley HomeStore	Dayton, OH	33,310		285
Walgreens	Taylorville, IL	14,550		261
Walgreens	Tacoma, WA	14,125		259
Walgreens	Albany, GA	14,770		258
Walmart	Hempstead, TX	52,190		253

Marshalls	Vineland, NJ	22,910	245
Walmart	Malden, MO	48,081	240
Circle K	Indianapolis, IN	4,283	231
Nawabi Hyderabad House	Concord, NC	7,480	229
Walgreens	Glen Burnie, MD	14,490	228
7-Eleven (3)	Olathe, KS	4,165	219
Office Depot	Gadsden, AL	23,638	217
Boot Barn	Concord, NC	10,037	195
Dollar Tree/Family Dollar	Lynn, MA	9,228	176
Mattress Firm	Richmond, IN	5,108	175
Mattress Firm	Lake City, FL	4,577	170
Tractor Supply Company	Washington Court, OH	39,984	159
Advance Auto Parts	St. Paul, MN	7,201	150
Harbor Freight	Washington, MO	23,466	150
Advance Auto Parts	Severn, MD	6,876	148
Red Robin (3)	Vineland, NJ	4,575	141
O'Reilly Auto Parts	Angels Camp, CA	7,066	128
Dollar General	Kermit, TX	10,920	126
Burger King	Plymouth, NC	3,142	125
Carrabba's Italian Grill	Concord, NC	6,382	124
Harbor Freight	Midland, MI	14,624	124
Mattress Firm	Gadsden, AL	7,237	122
Tractor Supply Company	Owensville, MO	38,452	121
Dollar General	Chazy, NY	9,277	119
Dollar Tree/Family Dollar	Auburn, NE	10,577	118
Dollar General	Odessa, TX	9,127	117
Dollar Tree/Family Dollar	McKenney, VA	10,531	116
Dollar General	Willis, TX	9,138	114
Dollar Tree/Family Dollar	Medicine Lodge, KS	10,566	114
Dollar Tree/Family Dollar	Lake City, AR	10,424	114
Dollar Tree/Family Dollar	Amsterdam, OH	10,500	113
Dollar General	Winthrop, NY	9,167	113
Dollar Tree/Family Dollar	Burlington, KS	10,500	113
Dollar Tree/Family Dollar	Burlington, NC	11,394	113
Dollar Tree/Family Dollar	Caneyville, KY	10,604	112
Dollar Tree/Family Dollar	Caney, KS	10,555	112
Dollar General	Cut and Shoot, TX	9,096	112
Dollar Tree/Family Dollar	Sulphur, OK	10,000	112
Advance Auto Parts	Ware, MA	6,889	112
Dollar Tree/Family Dollar	Tipton, MO	10,557	111
Pet Supplies Plus	North Canton, OH	8,400	110
Dollar General	Milford, ME	9,128	110
Dollar Tree/Family Dollar	Demopolis, AL	10,159	110
Dollar Tree/Family Dollar	Madill, OK	9,682	109
Dollar Tree/Family Dollar	Superior, NE	10,500	109
Dollar Tree/Family Dollar	Sabetha, KS	10,500	108
Dollar Tree/Family Dollar	Phillipsburg, KS	10,500	106
Dollar Tree/Family Dollar	Van Buren, MO	10,500	106
Dollar General	Salem, NY	9,199	105
Dollar Tree/Family Dollar	Plainville, KS	10,500	105
Dollar Tree/Family Dollar	McGehee, AR	10,993	105
Dollar Tree/Family Dollar	Gladewater, TX	10,111	105
Dollar Tree/Family Dollar	Stilwell, OK	9,828	105
Dollar Tree/Family Dollar	Town Creek, AL	10,545	104
Dollar Tree/Family Dollar	Tecumseh, NE	10,644	104
Dollar Tree/Family Dollar	Anthony, KS	10,500	104
Dollar General	Bingham, ME	9,345	104
Dollar General	Harrisville, NY	9,309	104
Dollar Tree/Family Dollar	Murfreesboro, AR	10,500	104
Dollar General	Heuvelton, NY	9,342	104
Firestone	Pittsburgh, PA	10,629	103
Dollar General	Barker, NY	9,275	102
Dollar General	Limestone, ME	9,167	100
Dollar Tree/Family Dollar	Anderson, AL	10,607	99
Dollar General	Hammond, NY	9,219	98
Dollar Tree/Family Dollar	Des Arc, AR	10,555	98
Dollar General	Somerville, TX	9,252	96
Dollar Tree/Family Dollar	Dearing, GA	9,288	95
Dollar General	Seguin, TX	9,155	90
Dollar Tree/Family Dollar	Albuquerque, NM	10,023	85
Re-Up	Jackson, MS	1,920	84
Dollar Tree/Family Dollar	Lake Village, AR	14,592	84
Dollar General	Newtonsville, OH	9,290	83

Dollar General	Del Rio, TX	9,219	83
Advance Auto Parts	Athens, GA	6,871	78
Re-Up	Leland, MS	3,343	76
Starbucks	Vineland, NJ	1,500	75
Dollar General	Warsaw, NY	14,495	74
O'Reilly Auto Parts	Duluth, MN	11,182	72
Salon Lofts	North Canton, OH	4,000	72
Advance Auto Parts	Ludington, MI	6,604	63
Advance Auto Parts	New Baltimore, MI	6,784	63
Sushi Lovers	Vineland, NJ	1,999	60
Dollar General	Perry, NY	9,181	59
Dollar General	Dansville, NY	9,174	57
Dollar General	Ellicottville, NY	9,144	56
Century Theater Center (4)	Reno, NV	52,474	43
Philly Pretzel	Vineland, NJ	1,505	40
7Brew (3) (5)	Orange Park, FL	-	-
Chipotle (5)	Turnersville, NJ	2,627	-
Bounce Hopper (5)	Victor, NY	20,055	-
Vacant	Cadiz, OH	1,292	-
Vacant	Lorain, OH	900	-
Vacant	Vineland, NJ	3,002	-
		3,906,526	$44,327
(1)	Annualized straight-line base rental income in place as of December 31, 2024.
(2)	The Alpine Valley Music Theatre, leased to Live Nation Entertainment, Inc., is an entertainment venue consisting of a two-sided, open-air, 7,500-seat pavilion; an outdoor amphitheater with a capacity for 37,000; and over 150 acres of green space.
(3)	We are the lessor in a ground lease with the tenant. Rentable square feet represents improvements on the property that revert to us at the expiration of the lease.
(4)	The Century Theater lease expired on November 30, 2024 and the property was vacant as of December 31, 2024.
(5)	Tenants represent active leases with rent to commence subsequent to December 31, 2024.

Certain individual tenants in the Company’s portfolio of income properties accounted for more than 10% of lease income from the Company’s income properties during the years ended December 31, 2024 and 2023. No individual tenant accounted for more than 10% of lease income from the Company’s income properties during the year ended December 31, 2022. For the years ended December 31, 2024 and 2023, Walgreens represented 11% of lease income from the Company’s income properties. As of December 31, 2024, 11% of the Company’s income property portfolio, based on square footage, was located in each of the states of New Jersey and Michigan. As of December 31, 2023, 13%, 11%, and 11% of the Company’s income property portfolio, based on square footage, was located in the states of Texas, New Jersey, and Michigan, respectively.

Commercial Loans and Investments

Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in the entity that owns the real estate. As of December 31, 2024 and 2023, our investments in commercial loans were all associated with commercial real estate located in the United States, are current and performing, and bear interest at a fixed rate.

2024 Commercial Loans and Investments Portfolio. During the year ended December 31, 2024, the Company invested in three commercial loans with a total funding commitment of $31.1 million. The Company also acquired three single-tenant income properties (“the Tampa Properties”) in the greater Tampa Bay, Florida area for $31.4 million during the year ended December 31, 2024, through a sale-leaseback transaction that includes a tenant repurchase option. Due to the existence of the tenant repurchase option, and pursuant to FASB ASC Topic 842, Leases, GAAP requires that the $31.4 million investment be accounted for as a financing arrangement, and accordingly the related assets and corresponding revenue are included in the Company’s commercial loans and investments in the Company’s consolidated balance sheets and consolidated statement of operations. However, as the Tampa Properties constitute real estate assets for both legal and tax purposes, we have included them in the property portfolio when describing our property portfolio and for purposes of providing statistics related thereto. Also during the year ended December 31, 2024, the Company sold a $13.6 million A-1 participation interest in the Company’s initial $23.4 million portfolio loan. As of December 31, 2024, the Company’s commercial loan investments portfolio included five construction loans, one mortgage note, and three properties acquired pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right, with a total carrying value of

$89.6 million. See Note 4, “Commercial Loans and Investments” in the Notes to the Financial Statements for additional disclosures related to the Company’s commercial loans and investments as of December 31, 2024.

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

Our Manager has the ability to earn an annual incentive fee based on our total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. We would pay our Manager an incentive fee with respect to each annual measurement period in the amount of the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was due for the years ended December 31, 2024, 2023, or 2022.

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

ITEM 1A.             RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized below in this Item 1A, “Risk Factors” included in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

●	We are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties.
●	Adverse changes in U.S., global and local regions or markets that impact our tenants’ businesses may materially and adversely affect us generally and the ability of our tenants to make rental payments to us pursuant to our leases.
●	Our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us.
●	Our assessment that certain of our tenants’ businesses are insulated from e-commerce pressure may prove to be incorrect, and changes in macroeconomic trends may adversely affect our tenants, either of which could impair our tenants’ ability to make rental payments to us and thereby materially and adversely affect us.
●	Properties occupied by a single tenant pursuant to a single lease subject us to significant risk of tenant default.
●	Our portfolio has geographic market concentrations that make us susceptible to adverse developments in those geographic markets.
●	We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.
●	Certain of our tenants are not rated by a recognized credit rating agency or do not have an investment grade rating from such an agency. Leases with unrated or non-investment grade rated tenants may be subject to a greater risk of default.
●	The decrease in demand for retail space may materially and adversely affect us.
●	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
●	The tenants that occupy our properties compete in industries that depend upon discretionary spending by consumers. A reduction in the willingness or ability of consumers to use their discretionary income in the businesses of our tenants and potential tenants could adversely impact our tenants’ and potential tenants’ businesses and thereby adversely impact our ability to collect rents and reduce the demand for leasing our properties.
●	The vacancy of one or more of our properties could result in us having to incur significant capital expenditures to re-tenant the space.
●	We may be unable to identify suitable property acquisitions or developments, which may impede our growth, and our future acquisitions and developments may not yield the returns we expect.
●	We face significant competition for tenants, which may adversely impact the occupancy levels of our portfolio or prevent increases of the rental rates of our properties.
●	A part of our investment strategy is focused on investing in commercial loans and investments which may involve credit risk or repayment risk.
●	Our origination or acquisition of construction loans exposes us to an increased risk of loss.

●	We may invest in fixed-rate loan investments, and an increase in market interest rates may adversely affect the value of these investments, which could adversely impact our financial condition, results of operations and cash flows.
●	The commercial loans or similar financings we may acquire that are secured by commercial real estate typically depend on the ability of the property owner to generate income from operating the property. Failure to do so may result in delinquency and/or foreclosure.
●	We may suffer losses when a borrower defaults on a loan and the value of the underlying collateral is less than the amount due.
●	We may experience a decline in the fair value of our real estate assets or investments which could result in impairments and would impact our financial condition and results of operations.
●	The costs of compliance with or liabilities related to environmental laws may materially and adversely affect us.
●	Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediation.
●	Our senior management team is required to operate two publicly traded companies, CTO and our company, which could place a significant strain on our senior management team and the management systems, infrastructure and other resources of CTO on which we rely.
●	We have no employees and are entirely dependent upon our Manager for all the services we require, and we cannot assure you that our Manager will allocate the resources necessary to meet our business objectives.
●	CTO may be unable to obtain or retain the executive officers and other personnel that it provides to us through our Manager.
●	The base management fee payable to our Manager pursuant to the Management Agreement is payable regardless of the performance of our portfolio, which may reduce our Manager’s incentive to devote the time and effort to seeking profitable investment opportunities for us.
●	The incentive fee payable to our Manager pursuant to the Management Agreement may cause our Manager to select investments in more risky assets to increase its incentive compensation.
●	There are conflicts of interest in our relationships with our Manager, which could result in outcomes that are not in our best interests.
●	Termination of the Management Agreement could be difficult and costly, including as a result of payment of termination fees to our Manager, and may cause us to be unable to execute our business plan, which could materially and adversely affect us.
●	The Management Agreement with our Manager and the ROFO Agreement with CTO were not negotiated on an arm’s-length basis and may not be as favorable to us as if they had been negotiated with unaffiliated third parties.
●	Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
●	Even if we remain qualified as a REIT, we may face other tax liabilities that could reduce our cash flows and negatively impact our results of operations and financial condition.
●	Failure to make required distributions would subject us to U.S. federal corporate income tax.
●	Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
●	The prohibited transactions tax may limit our ability to dispose of our properties.
●	The ability of the Board to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.
●	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

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

Most of our income properties are occupied by a single tenant. Therefore, the success of our investments in these properties is materially dependent upon the performance of each property’s respective tenants. The financial performance of any one of our tenants is dependent on the tenant’s individual business, its industry and, in many instances, the performance of a larger business network that the tenant may be affiliated with or operate under. The financial performance of any one of our tenants could be adversely affected by poor management, unfavorable economic conditions in general, changes in consumer trends and preferences that decrease demand for a tenant’s products or services or other factors, including the impact of a global pandemic which affects the United States, over which neither they nor we have control. Our portfolio includes properties leased to single tenants that operate in multiple locations, which means we own multiple properties operated by the same tenant. To the extent we own multiple properties operated by one tenant, the general failure of that single tenant or a loss or significant decline in its business could materially and adversely affect us.

At any given time, any tenant may experience a decline in its business that may weaken its operating results or the overall financial condition of individual properties or its business as a whole. Any such decline may result in our tenant failing to make rental payments when due, declining to extend a lease upon its expiration, delaying occupancy of our property or the commencement of the lease or becoming insolvent or filing for bankruptcy protection. We depend on our tenants to operate their businesses at the properties we own in a manner which generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage, pay real estate taxes, make repairs and otherwise maintain our properties. The ability of our tenants to fulfill their obligations under our leases may depend, in part, upon the overall profitability of their operations. Cash flow generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us pursuant to the applicable lease. We could be materially and adversely affected if a tenant representing a significant portion of our operating results or a number of our tenants were unable to meet their obligations to us.

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

Most of our properties are occupied by a single tenant. Therefore, the financial failure of, or default in payment by, a tenant under its lease is likely to cause a significant reduction or complete cessation of our rental revenue from that property and possibly a reduction in the value of the property. We may also experience difficulty or a significant delay in re-leasing or selling such property. This risk is magnified in situations where we lease multiple properties to a single tenant and the financial failure of the tenant’s business affects more than a single property. A failure or default by such a tenant could reduce or eliminate rental revenue from multiple properties and reduce the value of such properties, which could materially and adversely affect us.

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

In addition to general, regional, national, and global economic conditions, our operating performance is impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. Our portfolio includes substantial holdings in New Jersey and Michigan as of December 31, 2024 (based on square footage). Our geographic concentrations could adversely affect our operating performance if conditions become less favorable in any of the states or markets within such states in which we have a concentration of properties. Such geographic concentrations could be heightened by the fact that our investments may be concentrated in certain areas that are affected by epidemics or pandemics such as COVID-19 more than other areas. We cannot assure you that any of our markets will grow, not experience adverse developments or that underlying real estate fundamentals will be favorable to owners and operators of commercial properties. Our operations may also be affected if competing properties are built in our markets. A downturn in the economy in the states or regions in which we have a concentration of properties, or markets within such states or regions, could adversely affect our tenants operating businesses in those states or regions, impair their ability to pay rent to us and thereby, materially and adversely affect us.

We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.

We have in the past and may in the future have significant tenant and property concentrations. In the event that a tenant that occupies a significant number of our properties or whose lease payments represent a significant portion of our rental revenue, were to experience financial difficulty or file for bankruptcy protection, it could have a material adverse effect on us.

Certain of our tenants are not rated by a recognized credit rating agency or do not have an investment grade rating from such an agency. Leases with unrated or non-investment grade rated tenants may be subject to a greater risk of default.

As of December 31, 2024, 49% of our tenants or parent entities thereof (based on annualized straight-line base rent) were not rated or did not have an investment grade credit rating from a recognized rating agency. Leases with non-investment grade or unrated tenants may be subject to a greater risk of default. Unrated tenants or non-investment grade tenants may also be more likely to experience financial weakness or file for bankruptcy protection than tenants with investment grade credit ratings. When we consider the acquisition of a property with an in-place lease with an unrated or non-investment grade rated tenant or leasing a property to a tenant that does not have a credit rating or does not have an investment grade rating, we evaluate the strength of the proposed tenant’s business at the property level and at a corporate level, if applicable, and may consider the risk of tenant/company insolvency using internally developed methodologies or assessments provided by third parties. If our evaluation of an unrated or non-investment grade tenant’s creditworthiness is inaccurate, the default or bankruptcy risk related to the tenant may be greater than anticipated. In the event that any of our unrated tenants were to experience financial weakness or file for bankruptcy protection, it could have a material adverse effect on us.

The decrease in demand for retail space may materially and adversely affect us.

As of December 31, 2024, 100% of leases based on annualized straight-line base rent were with tenants operating retail businesses. In the future, we intend to acquire additional properties leased to a single tenant operating a retail business at the property. Accordingly, decreases in the demand for leasing retail space may have a greater adverse effect on us than if we had fewer investments in retail properties. The market for leasing of retail space has historically been adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retail companies, consolidation in the retail industry, the excess amount of retail space in a number of markets and increasing e-commerce pressure. To the extent that adverse conditions arise or continue, they are likely to negatively affect market rents for retail space and could materially and adversely affect us.

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

The occurrence of a tenant bankruptcy or insolvency in most cases diminishes the income we receive from that tenant’s lease or leases, or forces us to re-tenant the affected property as a result of a default of the in-place tenant or a rejection of a tenant lease by a bankruptcy court. When a tenant files for bankruptcy protection or becomes insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease or leases with us. Any claims against such bankrupt tenant for unpaid rent or future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under the lease or leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full. We may also be unable to re-lease a property in which the in-place lease was not terminated or rejected or to re-lease it on comparable or more favorable terms. As a result, tenant bankruptcies or insolvencies may materially and adversely affect us.

During the three months ended March 31, 2023, one of our tenants under three separate master leases filed for bankruptcy protection and ultimately liquidation, resulting in the termination of such master leases, which covered seven convenience store properties. During the year ended December 31, 2023, the Company recorded a $2.9 million impairment charge representing the provision for losses related to these seven convenience store properties within our income properties segment. The seven leases underlying these seven convenience store properties were rejected as a part of the bankruptcy proceedings during August of 2023. The impairment charge of $2.9 million was equal to the estimated sales prices for these seven convenience store properties (as set forth in executed letters of intent at the time the impairment was estimated), less the book value of the assets as of December 31, 2023, less estimated costs to sell. During the year ended December 31, 2024, the Company recorded an additional $1.1 million impairment charge representing the provision for losses related to the same portfolio of convenience store properties within our income properties segment. The impairment charge of $1.1 million is equal to the estimated sales prices for these assets pursuant to letters of intent for sale executed during the year ended December 31, 2024, less the book value of the assets, less estimated costs to sell. Our estimated costs to sell include certain property improvements, which are estimated at $0.6 million.

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

Certain properties in our portfolio are leased to tenants operating retail, service-oriented or experience-based businesses. Sporting goods, home improvement, dollar stores, casual dining, home furnishings, pharmacy, consumer electronics and grocery represent a significant portion of the industries in our portfolio. The success of most of the tenants operating businesses in these industries depends on consumer demand and, more specifically, the willingness of consumers to use their discretionary income to purchase products or services from our tenants. The ability of consumers to use their discretionary income may be impacted by issues including a global pandemic that impacts the United States. A prolonged period of economic weakness, another downturn in the U.S. economy or accelerated dislocation of these industries due to the impact of e-commerce, could cause consumers to reduce their discretionary spending in general or spending at these locations in particular, which could have a material and adverse effect on us.

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

Upon a borrower bankruptcy, we may not have full recourse to the assets of the borrower to satisfy our loan. Additionally, in some instances, our loans may be subordinate to other debt of certain borrowers. If a borrower defaults on our loan or on debt senior to our loan, or a borrower files for bankruptcy protection, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of inter-creditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods), and control decisions made in bankruptcy proceedings. Bankruptcy and borrower litigation can significantly increase collection costs and the time needed for us to acquire title to the underlying collateral (if applicable), during which time the collateral and/or a borrower’s financial condition may decline in value, causing us to suffer additional losses.

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

We may be subject to risks associated with commercial real estate loan participations.

Some of our commercial real estate loan investments may be held in the form of participation interests or co-lender arrangements in which we share the loan rights, obligations and benefits with other lenders. With respect to such participation interests, we may require the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings upon a default and the institution of, and control over, foreclosure proceedings. In circumstances where we hold a minority interest, we may become bound to actions of the majority to which we otherwise would object. We may be adversely affected by this lack of control with respect to these interests.

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

As a publicly traded company, we are required to report our financial statements on a consolidated basis. Effective internal controls are necessary for us to accurately report our financial results. Section 404 of the Sarbanes-Oxley Act requires us to evaluate and report on our internal control over financial reporting. However, for so long as we are a smaller reporting company that is a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. There can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Furthermore, as we grow our business, our internal controls will become more complex, and we may require significantly more resources to ensure our internal controls remain effective. Future deficiencies, including any material weakness, in our internal control over financial reporting which may occur could result in misstatements of our results of operations that could require a restatement, failing to meet our public company reporting obligations and causing investors to lose confidence in our reported financial information, which could materially and adversely affect us.

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

Because we are “externally managed,” we do not employ our own personnel, but instead depend upon CTO, our Manager and their affiliates for virtually all of the services we require. Our Manager selects and manages the acquisition and origination of properties and commercial loan investments that meet our investment criteria; administers the collection of rents, monitors lease compliance by our tenants and deals with vacancies and re-letting of our properties; coordinates the sale of our properties; provides financial and regulatory reporting services; communicates with our stockholders, causes us to pay distributions to our stockholders and arranges for transfer agent services; and provides all of our other administrative services. Accordingly, our success is largely dependent upon the expertise and services of the executive officers and other personnel of CTO provided to us through our Manager.

CTO may be unable to obtain or retain the executive officers and other personnel that it provides to us through our Manager.

Our success depends to a significant degree upon the executive officers and other personnel of CTO that it provides to us through our Manager. In particular, we rely on the services of John P. Albright, President and Chief Executive Officer of our company and CTO and a member of the board of directors of our company and CTO; Philip R. Mays, Senior Vice President, Chief Financial Officer and Treasurer of our company and CTO; Steven R. Greathouse, Senior Vice President and Chief Investment Officer of our company and CTO; Daniel E. Smith, Senior Vice President, General Counsel and Corporate Secretary of our company and CTO; and Lisa M. Vorakoun, Senior Vice President and Chief Accounting Officer of our company and CTO. In addition to these executive officers, we also rely on other personnel of CTO that are provided to us through our Manager. We cannot guarantee that all, or any particular one of these executive officers and other personnel of CTO provided to us through our Manager, will remain affiliated with CTO, our Manager and us. We do not separately maintain key person life insurance on any person. Failure by CTO to retain any of its executive officers and other personnel provided to us through our Manager and to hire and retain additional highly skilled managerial, operational and marketing personnel could have a material adverse effect on our ability to achieve our investment growth objectives and could result in us incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting.

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

In addition to our initial portfolio, we have in the past acquired and may in the future acquire or sell properties that would potentially fit the investment criteria for CTO or its affiliates. Similarly, CTO or its affiliates may acquire or sell properties that would potentially fit our investment criteria. Although such acquisitions or dispositions could present conflicts of interest, we nonetheless may pursue and consummate such transactions. Additionally, we have in the past and may in the future engage in transactions directly with CTO, our Manager or their affiliates. If we acquire a property from CTO or one of its affiliates or sell a property to CTO or one of its affiliates, the purchase price we pay to CTO or one of its affiliates or the purchase price paid to us by CTO or one of its affiliates may be higher or lower, respectively, than the purchase price that would have been paid to or by us if the transaction were the result of arm’s length negotiations with an unaffiliated third party.

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

Risks Related to Our Organization and Structure

We are a holding company with no direct operations, and we  rely on funds received from the Operating Partnership to pay our obligations and make distributions to our stockholders.

We are a holding company and conduct substantially all of our operations through the Operating Partnership. We do not have, apart from an interest in the Operating Partnership, any independent operations. As a result, we rely on distributions from the Operating Partnership to make any distributions we declare on shares of our common stock. We also rely on distributions from the Operating Partnership to meet our obligations, including any tax liability on taxable income allocated to us from the Operating Partnership. In addition, because we are a holding company, your claims as stockholders are structurally subordinated to all existing and future creditors and preferred equity holders of the Operating Partnership and its subsidiaries. Therefore, in the event of a bankruptcy, insolvency, liquidation or reorganization of the Operating Partnership or its subsidiaries, assets of the Operating Partnership or the applicable subsidiary will be available to satisfy our claims to us as an equity owner therein only after all of their liabilities and preferred equity have been paid in full.

As of December 31, 2024, we owned 92.3% of the OP Units issued by the Operating Partnership. However, in connection with our future acquisition activities or otherwise, we may issue additional OP Units to third parties. Such issuances would reduce our ownership in the Operating Partnership.

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

Our investment, financing, leverage and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, are determined by the Board. These policies may be amended or revised at any time and from time to time at the discretion of the Board without notice to or a vote of our stockholders. This could result in us conducting operational matters, making investments or pursuing different business or growth strategies than those contemplated. Under these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our business and growth. In addition, the Board may change our policies with respect to conflicts of interest, provided that such changes are consistent with applicable legal requirements.

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

We are a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make shares of our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in Regulation S-K under the Securities Act and may benefit from certain of the scaled disclosures available to smaller reporting companies. We cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

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

As with other publicly traded securities, the market price of our common stock depends on various factors, which may change from time to time and/or may be unrelated to our financial condition, results of operations or cash flows. These factors may cause significant fluctuations or volatility in the market price of our common stock. These factors include, but are likely not limited to, the following:

●	our financial condition and operating performance and the financial condition or performance of other similar companies;

●	actual or anticipated differences in our quarterly or annual operating results as compared to expected results;
●	changes in our revenues, Funds From Operations (“FFO”), Adjusted Funds From Operations (“AFFO”), or earnings estimates or recommendations by securities analysts;
●	publication of research reports about us or the real estate industry generally;
●	increases in market interest rates, which may lead investors to demand a higher distribution yield for shares of our common stock, and could result in increased interest expense on our debt;
●	adverse market reaction to any increased indebtedness we incur in the future;
●	actual or anticipated changes in our and our tenants’ businesses or prospects, including as a result of the impact of a global pandemic, such as the COVID-19 Pandemic;
●	the current state of the credit and capital markets, and our ability and the ability of our tenants to obtain financing on favorable terms;
●	conflicts of interest with CTO and its affiliates, including our Manager;
●	the termination of our Manager or additions and departures of key personnel of our Manager;
●	increased competition in our markets;
●	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business or growth strategies;
●	the passage of legislation or other regulatory developments that adversely affect us or our industry;
●	adverse speculation in the press or investment community;
●	actions by institutional stockholders;
●	the extent of investor interest in our securities;
●	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
●	investor confidence in the stock and bond markets, generally;
●	changes in tax laws;
●	equity issuances by us (including the issuances of OP Units), or common stock resales by our stockholders, or the perception that such issuances or resales may occur;
●	volume of average daily trading and the amount of our common stock available to be traded;
●	changes in accounting principles;
●	failure to maintain our qualification as a REIT;
●	failure to comply with the rules of the NYSE or maintain the listing of our common stock on the NYSE;
●	terrorist acts, natural or man-made disasters, including global pandemics impacting the United States, or threatened or actual armed conflicts; and
●	general market and local, regional and national economic conditions, including factors unrelated to our operating performance and prospects.

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

The shares of our common stock that we have sold in the IPO and subsequent public offerings may be resold immediately in the public market unless they are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act. The common stock purchased by CTO in the CTO Private Placement and in the IPO and the shares of common stock underlying the OP Units issued in the Formation Transactions are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. As a result of the registration rights agreement that we entered into with CTO, the shares of our common stock purchased by CTO in the CTO Private Placement may be eligible for future sale without restriction. Sales of a substantial number of such shares, or the perception that such sales may occur, could cause the market price of our common stock to fall or make it more difficult for our then-existing common stockholders to sell their common stock at a time and price that such common stockholders deem appropriate.

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

Risk Management and Strategy

The Company’s cybersecurity program is focused on the following key areas:

●	Governance: As discussed in more detail under “Item 1C. Cybersecurity—Governance,” the Board’s oversight of cybersecurity risk management is supported by the Audit Committee, which regularly interacts with the Company’s management team.
●	Collaborative Approach: CTO has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management, the Audit Committee, and the Board in a timely manner.
●	Technical Safeguards: CTO and the MSP deploy technical safeguards that are designed to protect information systems from cybersecurity threats, including firewalls, intrusion prevention systems, endpoint detection and response systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
●	Incident Response and Recovery Planning: CTO and the MSP have established a written information security incident response plan that addresses the response to a cybersecurity incident, which plan is tested and evaluated on a regular basis.
●	Third-Party Risk Management: CTO and the MSP maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of CTO’s systems, as well as the systems of third parties that could adversely impact the Company’s business in the event of a cybersecurity incident affecting those third-party systems.
●	Education and Awareness: CTO, through the MSP, provides regular training for personnel regarding cybersecurity threats as a means to equip personnel with effective tools to address cybersecurity threats, and to communicate evolving information security policies, standards, processes and practices.

CTO and the MSP engage in the periodic assessment and testing of CTO’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of CTO’s cybersecurity measures and planning. The MSP regularly assesses CTO’s cybersecurity measures, including information security maturity, and regularly reviews CTO’s information security control environment and operating effectiveness. The results of such assessments, audits and reviews will be reported to the Audit Committee and the Board, and CTO will adjust its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Governance

The Board, in coordination with the Audit Committee, oversees the Company’s cybersecurity risk management process. The Audit Committee has adopted a charter that provides that the Audit Committee must review and discuss with the Company’s management team the Company’s privacy and cybersecurity risk exposures, including:

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

CTO’s Senior Vice President, Chief Financial Officer and Treasurer, Senior Vice President, General Counsel and Corporate Secretary, and Senior Vice President, Chief Accounting Officer work collaboratively with the MSP to implement a program designed to protect CTO’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with written information security incident response plans adopted by CTO and the Company. These members of CTO’s management team, together with the MSP, monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and will report such threats and incidents to the Audit Committee when appropriate.

CTO’s Senior Vice President, Chief Financial Officer and Treasurer, Senior Vice President, General Counsel and Corporate Secretary, and Senior Vice President, Chief Accounting Officer each hold degrees in their respective fields, and have approximately 20 years or more of experience managing risks at CTO, the Company and similar companies, including risks arising from cybersecurity threats.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to affect the Company, including its business strategy, results of operations or financial condition.

ITEM 2.            PROPERTIES

Our principal offices are located at 369 N. New York Avenue, Suite 201, Winter Park, Florida 32789. Our telephone number is (407) 904-3324.

As of December 31, 2024, the Company owns 134 net leased retail buildings located in 35 states (refer to Item 1. “Business”).

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

As of January 29, 2025, there were 144 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” through banks, brokers and others for the benefit of beneficial owners who may vote the shares.

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

Unregistered Sales of Equity Securities

During the years ended December 31, 2024 and December 31, 2022, there were no unregistered sales of equity securities, which were not previously reported. On November 10, 2023, we issued 479,640 shares of our common stock to holders OP Units upon the redemption of such OP Units pursuant to the partnership agreement of the Operating Partnership. The issuance of such shares was exempt from registration under the Securities Act, pursuant to the exemption contemplated by Section 4(a)(2) thereof for transactions not involving a public offering. The OP Units were redeemed for an equal number of shares of our common stock. Each limited partner of the Operating Partnership has the right to require the Operating Partnership to redeem part or all of its OP Units for cash, based upon the value of an equivalent number of shares of our common stock at the time of the redemption, or, at our election, shares of our common stock on a one-for-one basis, beginning on and after the date that is 12 months after issuance of such OP Units, subject to certain adjustments and the restrictions on ownership and transfer of our stock set forth in our charter.

Issuer Purchases of Equity Securities

None.

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

The Company has no employees and is externally managed by our Manager, a Delaware limited liability company and a wholly owned subsidiary of CTO. CTO is a Maryland corporation that is a publicly traded diversified REIT and the sole member of our Manager. See Note 19, “Related Party Management Company” in the Notes to the Financial Statements for further discussion of the Company’s related party transactions with CTO.

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

During the year ended December 31, 2024, the Company acquired 12 properties for a combined purchase price of $103.6 million, of which the Tampa Properties totaling $31.4 million are accounted for as a financing arrangement. During the year ended December 31, 2024, the Company sold 15 properties for an aggregate sales price of $62.0 million, generating aggregate gains on sale of $3.4 million.

As of December 31, 2024, we owned 134 properties with an aggregate gross leasable area of 3.9 million square feet, located in 35 states, with a weighted average remaining lease term of 8.7 years. Our portfolio was 98% occupied as of December 31, 2024.

We may also acquire or originate commercial loans and investments associated with commercial real estate located in the United States. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate. During the year ended December 31, 2024, the Company invested in three commercial loans with a total funding commitment of $31.1 million. Also during the year ended December 31, 2024, the Company acquired the Tampa Properties for $31.4 million through a sale-leaseback transaction that includes a tenant repurchase option. Due to the existence of the tenant repurchase option, and pursuant to FASB ASC Topic 842, Leases, GAAP requires that the $31.4 million investment be accounted for as a financing arrangement, and accordingly the related assets and corresponding revenue are included in the Company’s commercial loans and investments in the Company’s consolidated balance sheets and consolidated statement of operations. However, as the Tampa Properties constitute real estate assets for both legal and tax purposes, we have included them in the property portfolio when describing our property portfolio and for purposes of providing statistics related thereto. Also during the year ended December 31, 2024, the Company sold a $13.6 million A-1 participation interest in the Company’s initial $23.4 million portfolio loan. As of December 31, 2024, the Company’s commercial loan investments portfolio included five construction loans, one mortgage note, and three properties acquired pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right, with a total carrying value of $89.6 million.

Historical Financial Information

The following table summarizes our selected historical financial information for each of the last three fiscal years (in thousands, except per share and dividend data). The selected financial information has been derived from our audited consolidated financial statements.

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Total Revenues	$52,227	$45,644	$45,191

Net Income From Operations	$14,015	$13,142	$43,482

Net Income	$2,254	$3,266	$33,955
Less: Net Income Attributable to Noncontrolling Interest	(188)	(349)	(4,235)
Net Income Attributable to Alpine Income Property Trust, Inc.	$2,066	$2,917	$29,720

Net Income Per Share Attributable to Alpine Income Property Trust, Inc.
Basic	$0.15	$0.21	$2.48
Diluted	$0.14	$0.19	$2.17

Dividends Declared and Paid	$1.110	$1.100	$1.090

Balance Sheet Data (in thousands):

	As of December 31,
	2024	2023
Total Real Estate, at Cost	$489,867	$478,307
Real Estate—Net	$444,017	$443,593
Assets Held For Sale	$2,254	$4,410
Commercial Loans and Investments	$89,629	$35,080
Cash and Cash Equivalents and Restricted Cash	$7,951	$13,731
Intangible Lease Assets—Net	$43,925	$49,292
Straight-Line Rent Adjustment	$1,485	$1,409
Other Assets	$15,734	$17,045
Total Assets	$604,995	$564,560
Accounts Payable, Accrued Expenses, and Other Liabilities	$8,445	$5,736
Prepaid Rent and Deferred Revenue	$2,412	$2,627
Intangible Lease Liabilities—Net	$4,774	$4,907
Obligation Under Participation Agreement	$11,403	$—
Long-Term Debt	$301,466	$275,677
Total Liabilities	$328,500	$288,947
Total Equity	$276,495	$275,613

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

Reconciliation of Non-GAAP Measures (in thousands, except share data):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net Income	$2,254	$3,266	$33,955
Depreciation and Amortization	25,594	25,758	23,564
Provision for Impairment	1,693	3,220	—
Gain on Disposition of Assets	(3,443)	(9,334)	(33,801)
Funds From Operations	$26,098	$22,910	$23,718
Adjustments:
Loss (Gain) on Extinguishment of Debt	—	(23)	727
Amortization of Intangible Assets and Liabilities to Lease Income	(517)	(417)	(328)
Straight-Line Rent Adjustment	(515)	(402)	(935)
COVID-19 Rent Repayments	—	—	45
Non-Cash Compensation	247	318	310
Amortization of Deferred Financing Costs to Interest Expense	720	710	599
Other Non-Cash Adjustments	152	115	100
Adjusted Funds From Operations	$26,185	$23,211	$24,236

Weighted Average Number of Common Shares:
Basic	13,858,257	13,925,362	11,976,001
Diluted	15,082,111	15,560,524	13,679,495

Other Data (in thousands, except per share data):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
FFO	$26,098	$22,910	$23,718
FFO per Diluted Share	$1.73	$1.47	$1.73

AFFO	$26,185	$23,211	$24,236
AFFO per Diluted Share	$1.74	$1.49	$1.77

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2024 AND 2023

The following presents the Company’s results of operations for the year ended December 31, 2024, as compared to the year ended December 31, 2023 (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023	$ Variance	% Variance
Revenues:
Lease Income	$46,005	$44,967	$1,038	2.3%
Interest Income from Commercial Loans and Investments	5,761	637	5,124	804.4%
Other Revenue	461	40	421	1052.5%
Total Revenues	52,227	45,644	6,583	14.4%
Operating Expenses:
Real Estate Expenses	7,793	6,580	1,213	18.4%
General and Administrative Expenses	6,575	6,301	274	4.3%
Provision for Impairment	1,693	3,220	(1,527)	(47.4)%
Depreciation and Amortization	25,594	25,758	(164)	(0.6)%
Total Operating Expenses	41,655	41,859	(204)	(0.5)%
Gain on Disposition of Assets	3,443	9,334	(5,891)	(63.1)%
Gain on Extinguishment of Debt	—	23	(23)	(100.0)%
Net Income From Operations	14,015	13,142	873	6.6%
Investment and Other Income	247	289	(42)	(14.5)%
Interest Expense	(12,008)	(10,165)	(1,843)	(18.1)%
Net Income	2,254	3,266	(1,012)	(31.0)%
Less: Net Income Attributable to Noncontrolling Interest	(188)	(349)	161	46.1%
Net Income Attributable to Alpine Income Property Trust, Inc.	$2,066	$2,917	$(851)	(29.2)%

Lease Income and Real Estate Expenses

Revenue from our income properties during the years ended December 31, 2024 and 2023 totaled $46.0 million and $45.0 million, respectively. The increase in revenues is reflective of the Company’s volume of acquisitions, offset by dispositions, as well as certain one-time reduced revenues related to tenant credit loss and bankruptcy. The direct costs of revenues for our income properties totaled $7.8 million and $6.6 million during the years ended December 31, 2024 and 2023, respectively. The $1.2 million increase in the direct cost of revenues is reflective of a portion of portfolio expenses being non-recoverable pursuant to tenant leases.

Commercial Loans and Investments

Interest income from commercial loans and investments totaled $5.8 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively. The increase in income is attributable to the expanded portfolio of commercial loans and investments, which as December 31, 2024, was comprised of five construction loans, one mortgage note, and three properties acquired pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right. As of December 31, 2023, the Company’s portfolio of commercial loans and investments was comprised of two construction loans and one mortgage note.

Other Revenue

Other revenue totaled $0.5 million and less than $0.1 million for the years ended December 31, 2024 and 2023, respectively. The revenue is attributable to fees earned from a revenue sharing agreement the Company entered into with CTO as further described in Note 19, “Related Party Management Company” in the Notes to the Financial Statements. The increase is attributable to the year ended December 31, 2024 being the first full year the revenue sharing agreement was in effect.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023	$ Variance	% Variance
Management Fee to Manager	$4,241	$4,356	$(115)	(2.6)%
Director Stock Compensation Expense	304	318	(14)	(4.4)%
Director & Officer Insurance Expense	218	247	(29)	(11.7)%
Additional General and Administrative Expense	1,812	1,380	432	31.3%
Total General and Administrative Expenses	$6,575	$6,301	$274	4.3%

General and administrative expenses totaled $6.6 million and $6.3 million during the years ended December 31, 2024 and 2023, respectively. The $0.3 million increase is primarily attributable to a $0.2 million increase in corporate legal and consulting fees and a $0.1 million increase in state tax expenses, partially offset by a $0.1 million decrease in management fee expense due to a decrease in the weighted average of the Company’s equity base.

Provision for Impairment

During the year ended December 31, 2024, the Company recorded a $1.7 million impairment charge of which $0.6 million represents the current expected credit losses (“CECL”) reserve related to our commercial loans and investments and $1.1 million represents the provision for losses related to our income properties as further described in Note 7, “Provision for Impairment” in the Notes to the Financial Statements. During the year ended December 31, 2023, the Company recorded a $3.2 million impairment charge of which $0.3 million represents the CECL reserve related to our commercial loans and investments and $2.9 million represents the provision for losses related to our income properties as further described in Note 7, “Provision for Impairment” in the Notes to the Financial Statements.

Depreciation and Amortization

Depreciation and amortization expense totaled $25.6 million and $25.8 million during the years ended December 31, 2024 and 2023, respectively. The $0.2 million decrease in the depreciation and amortization expense is reflective of the Company’s change in portfolio as well as the timing of acquisitions versus dispositions.

Gain on Disposition of Assets

During the year ended December 31, 2024, the Company sold 15 properties for an aggregate sales price of $62.0 million, generating aggregate gains on sale of $3.4 million. During the year ended December 31, 2023, the Company sold 24 properties for an aggregate sales price of $108.3 million, generating aggregate gains on sale of $9.3 million.

Investment and Other Income

Investment and other income totaled $0.2 million and $0.3 million during the years ended December 31, 2024 and 2023, respectively. The decrease is attributable to lower interest rates on bank deposits.

Interest Expense

Interest expense totaled $12.0 million and $10.2 million during the years ended December 31, 2024 and 2023, respectively. The $1.8 million increase in interest expense is attributable to the higher average outstanding debt balance for increased interest expense of $1.2 million as well as $0.6 million of interest expense resulting from the sale of participation interest in the Company’s $23.4 million Mortgage Note as defined and further described in Note 4, “Commercial Loans and Investments” in the Notes to the Financial Statements. The overall increase in the Company’s long-term debt was primarily utilized to fund the acquisition of properties and commercial loans and investments during 2024.

Net Income

Net income totaled $2.3 million and $3.3 million during the years ended December 31, 2024 and 2023, respectively. The decrease in net income is attributable to the factors described above, most significantly to the $5.9 million decrease in gain on disposition of assets during the year ended December 31, 2024. The decreased gain on disposition of assets is the result of reduced disposition activity during the year ended December 31, 2024 as compared to 2023.

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

Lease Income and Real Estate Expenses

Revenue from our income properties during the years ended December 31, 2023 and 2022 totaled $45.0 million and $45.2 million, respectively. The decrease in revenues is reflective of the Company’s volume of dispositions, offset by acquisitions, as well as certain one-time reduced revenues related to tenant credit loss and bankruptcy. The direct costs of revenues for our income properties totaled $6.6 million and $5.4 million during the years ended December 31, 2023 and 2022, respectively. The $1.1 million increase in the direct cost of revenues is reflective of a portion of portfolio expenses being non-recoverable pursuant to tenant leases, as well as certain non-recoverable expenses related to transaction costs and legal fees associated with the seven assets leased to one tenant that filed for bankruptcy protection during the year ended December 31, 2023.

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

Gain (Loss) on Extinguishment of Debt

During the year ended December 31, 2022, the Company recorded a $0.7 million loss on the extinguishment of debt attributable to the write off of unamortized loan costs in connection with the CMBS Loan defeasance and the termination of the Prior Revolving Credit Facility, as defined in Note 13, “Long-Term Debt” in the Notes to the Financial Statements.

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

Net Income

Net income totaled $3.3 million and $34.0 million during the years ended December 31, 2023 and 2022, respectively. The decrease in net income is attributable to the factors described above, most significantly to the $24.5 million decrease in gain on disposition of assets during the year ended December 31, 2023. The decreased gain on disposition of assets is the result of reduced disposition activity during the year ended December 31, 2023 compared to 2022.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents and Restricted Cash. Cash totaled $8.0 million at December 31, 2024, including restricted cash of $6.4 million. See Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash in the Notes to the Financial Statements for the Company’s disclosure related to its restricted cash balance at December 31, 2024.

Our net cash provided by our operating activities totaled $25.6 million during each of the years ended December 31, 2024 and 2023.

Our net cash used in investing activities totaled $57.8 million for the year ended December 31, 2024, compared to net cash used in investing activities of $13.6 million for the year ended December 31, 2023, an increase in cash outflows of $44.2 million. The increase in net cash used in investing activities of $44.2 million is primarily related to a net $36.2 million increase in acquisitions versus dispositions during the year ended December 31, 2024, in addition to a net $8.0 million increase related to investments in the Company’s commercial loans and investment portfolio.

Our net cash provided by financing activities totaled $26.4 million for the year ended December 31, 2024, compared to net cash used in financing activities of $11.4 million for the year ended December 31, 2023, for an increase in cash inflows from financing activities of $37.8 million. The increase of $37.8 million is primarily related to a $17.3 million increase in net proceeds from long-term debt during the year ended December 31, 2024 as well as $6.5 million more proceeds received from sales of common stock under the Company’s “at-the-market” equity offering programs and $13.8 million less cash used to repurchase the Company’s common stock during the year ended December 31, 2024.

Long-Term Debt. At December 31, 2024, the commitment level under the Credit Facility was $250.0 million and the Company had an outstanding balance of $102.0 million and $89.5 million available capacity. See Note 13, “Long-Term Debt” in the Notes to the Financial Statements for the Company’s disclosure related to its long-term debt balance at December 31, 2024.

Acquisitions and Investments. As noted previously, the Company acquired 12 properties during the year ended December 31, 2024, for an aggregate purchase price of $103.6 million, as further described in Note 3 “Property Portfolio” in the Notes to the Financial Statements. Acquisitions during the year ended December 31, 2024 include the Tampa Properties purchased for $31.4 million through a sale-leaseback transaction that includes a tenant repurchase option. Due to the existence of the tenant repurchase option, and pursuant to FASB ASC Topic 842, Leases, GAAP requires that the $31.4 million investment be accounted for as a financing arrangement, and accordingly the related assets and corresponding revenue are included in the Company’s commercial loans and investments in the Company’s consolidated balance sheets and consolidated statement of operations. However, as the Tampa Properties constitute real estate assets for both legal and tax purposes, we have included them in the property portfolio when describing our property portfolio and for purposes of providing statistics related thereto. The Company also invested in three commercial loans during the year ended December 31, 2024, with a total funding commitment of $31.1 million. As of December 31, 2024, the Company’s commercial loan investments portfolio included five construction loans, one mortgage note, and three properties acquired pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right, with a total carrying value of $89.6 million. See Note 4, “Commercial Loans and Investments” in the Notes to the Financial Statements for additional disclosures related to the Company’s commercial loans and investments as of December 31, 2024.

Dispositions. During the year ended December 31, 2024, the Company sold 15 properties for a total sales price of $62.0 million, generating aggregate gains on sale of $3.4 million, as further described in Note 3 “Property Portfolio” in the Notes to the Financial Statements. Also during the year ended December 31, 2024, the Company sold a $13.6 million A-1 participation interest in the Company’s initial $23.4 million portfolio loan. See Note 4, “Commercial Loans and Investments” in the Notes to the Financial Statements for additional disclosures related to the Company’s commercial loans and investments as of December 31, 2024.

Capital Expenditures. As of December 31, 2024, the Company had no commitments related to capital expenditures for the maintenance of fixed assets, such as land, buildings, and equipment. Pursuant to a certain lease agreement executed during the year ended December 31, 2024, the Company is committed to funding $5.0 million in tenant improvements.

The Company is committed to fund five construction loans as described in Note 4, “Commercial Loans and Investments” in the Notes to the Financial Statements. The unfunded portion of the construction loans totaled $7.4 million as of December 31, 2024.

The Company is contractually obligated under its various long-term debt agreements. In the aggregate, the Company is obligated under such agreements to repay $302.0 million on a long-term basis, to be repaid in excess of one year, with no payments due within one year.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, proceeds from the completion of the sales of assets utilizing the reverse like-kind 1031 exchange structure, $90.4 million of availability under the 2022 ATM Program, and $89.5 million of available capacity on the existing $250.0 million Credit Facility, as of December 31, 2024.

The Board and management consistently review the allocation of capital with the goal of providing the best long-term return for our stockholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing the Company’s securities, and retaining funds for reinvestment. Annually, the Board reviews our business plan and corporate strategies, and makes adjustments as circumstances warrant. Management’s focus is to continue our strategy of investing in net leased properties and commercial loans and investments by utilizing the capital we raise and available borrowing capacity from the Credit Facility to increase our portfolio of income-producing properties and commercial loan and investments portfolio, providing stabilized cash flows with strong risk-adjusted returns primarily in larger metropolitan areas and growth markets.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-

market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled 9 properties for a combined purchase price of $72.2 million for the year ended December 31, 2024 and 14 properties for a combined purchase price of $82.9 million for the year ended December 31, 2023.

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

Under the supervision and with the participation of our management, including our CEO and our CFO, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

On February 6, 2025, the Company entered into indemnification agreements with each of Philip R. Mays, the Company’s Senior Vice President, Chief Financial Officer, and Treasurer, and Lisa M. Vorakoun, the Company’s Senior Vice President and Chief Accounting Officer. These agreements provide, in general, that the Company will indemnify the applicable executive officer to the fullest extent permitted by law in connection with their service to the Company or on the Company’s behalf. Copies of the indemnification agreements are attached hereto as Exhibits 10.24 and 10.25 and incorporated herein by reference

ITEM 9C.          DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be set forth herein will be included in the Company’s definitive proxy statement for its 2025 annual stockholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2024 (the “Proxy Statement”), which sections are incorporated herein by reference.

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

10.13

Alpine Income Property Trust, Inc. 2019 Individual Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-235256) filed on November 25, 2019).*

10.14	Alpine Income Property Trust, Inc. 2019 Manager Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on December 3, 2019).*

10.15

Form of Non-Employee Director Restricted Stock Award Agreement under the Alpine Income Property Trust, Inc. 2019 Individual Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-234304) filed with the Commission on November 7, 2019).*

10.16

Credit Agreement, dated as of May 21, 2021, among Alpine Income Property, OP, LP, Alpine Income Property Trust, Inc., the other Guarantors from time to time parties thereto, Truist Bank, N.A., Bank of Montreal, Raymond James Bank, N.A. and Stifel Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2021)

10.17

Amendment, Increase and Joinder to Credit Agreement, dated as of April 14, 2022, among Alpine Income Property, OP, LP, Alpine Income Property Trust, Inc., the other Guarantors from time to time parties thereto, Truist Bank, N.A., and certain other lenders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 18, 2022).

10.18

Amended and Restated Credit Agreement, dated as of September 30, 2022, among Alpine Income Property, OP, LP, Alpine Income Property Trust, Inc., the other Guarantors from time to time parties thereto, KeyBank National Association, and certain other lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2022).

10.19

Second Amendment to the 2026 Term Loan Agreement, dated as of October 5, 2022, among Alpine Income Property, OP, LP, Alpine Income Property Trust, Inc., the other Guarantors from time to time parties thereto, Truist Bank, N.A., and certain other lenders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 20, 2022).

10.20	Amendment No. 1 to Management Agreement dated July 18, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2024).

10.21

Indemnification Agreement, dated November 8, 2024, between Alpine Income Property Trust, Inc. and Brenna A. Wadleigh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K filed on November 13, 2024).*

10.22

First Amendment to the Amended and Restated Credit Agreement, dated as of December 20, 2024, among Alpine Income Property, OP, LP, Alpine Income Property Trust, Inc., the other Guarantors from time to time parties thereto, KeyBank National Association, and certain other lenders named therein. †

10.23

Third Amendment to the 2026 Term Loan Agreement, dated as of December 20, 2024, among Alpine Income Property, OP, LP, Alpine Income Property Trust, Inc., the other Guarantors from time to time parties thereto, Truist Bank, N.A., and certain other lenders named therein. †

10.24	Indemnification Agreement, dated February 6, 2025, between Alpine Income Property Trust, Inc. and Philip R. Mays. †*

10.25	Indemnification Agreement, dated February 6, 2025, between Alpine Income Property Trust, Inc. and Lisa M. Vorakoun. †*

19.1	Insider Trading Policy. †

21.1	List of Subsidiaries of the Registrant. †

23.1	Consent of Grant Thornton LLP. †

31.1	Certificate of John P. Albright, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certificate of Philip R. Mays, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certificate of John P. Albright, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††

32.2

Certificate of Philip R. Mays, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 8, 2024). *

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

† Filed Herewith

††  Furnished Herewith

*    Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE INCOME PROPERTY TRUST, INC.

Date: February 6, 2025	By:	/S/ JOHN P. ALBRIGHT
John P. Albright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 6, 2025	President and Chief Executive Officer (Principal Executive Officer), and Director	/S/ JOHN P. ALBRIGHT
John P. Albright
February 6, 2025	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	/S/ PHILIP R. MAYS
Philip R. Mays
February 6, 2025	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	/S/ LISA M. VORAKOUN
Lisa M. Vorakoun
February 6, 2025	Chairman of the Board, Director	/S/ ANDREW C. RICHARDSON
Andrew C. Richardson
February 6, 2025	Director	/S/ M. CARSON GOOD
M. Carson Good
February 6, 2025	Director	/S/ BRENNA A. WADLEIGH
Brenna A. Wadleigh
February 6, 2025	Director	/S/ RACHEL E. WEIN
Rachel E. Wein

ALPINE INCOME PROPERTY TRUST, INC.

f-1

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Alpine Income Property Trust, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Alpine Income Property Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of real estate acquired with in-place leases

As described further in note 3 to the consolidated financial statements, during the year ended December 31, 2024, the Company acquired nine properties subject to purchase accounting for acquisitions subject to a lease, for a combined purchase price of $72.2 million, or a total cost of $72.7 million including capitalized acquisition costs. As further described

f-2

in note 2 to the consolidated financial statements, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. We identified the evaluation of the fair value of real estate acquired with in-place leases as a critical audit matter.

The principal consideration for our determination that the evaluation of the fair value of real estate acquired with in-place leases is a critical audit matter is that auditing the estimates of fair values of the acquired tangible assets and identified intangible assets and liabilities is complex due to the significant assumptions being sensitive to changes, including discount rates, terminal rates, and market rent rates that can be impacted by expectations about future market or economic conditions.

Our audit procedures related to the evaluation of the fair value of real estate acquired with in-place leases included the following, among others.

●	We evaluated the design of the key controls related to the Company’s process to account for real estate acquisitions with in-place leases, including those addressing the development of the significant assumptions, including discount rates, terminal rates and market rates.
●	We involved internal valuation professionals who assisted in comparing the discount rates, terminal rates, and market rental rates to independently developed ranges.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2019.

Orlando, Florida

February 6, 2025

f-3

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	December 31, 2024	December 31, 2023
ASSETS
Real Estate:
Land, at Cost	$147,912	$149,314
Building and Improvements, at Cost	341,955	328,993
Total Real Estate, at Cost	489,867	478,307
Less, Accumulated Depreciation	(45,850)	(34,714)
Real Estate—Net	444,017	443,593
Assets Held for Sale	2,254	4,410
Commercial Loans and Investments	89,629	35,080
Cash and Cash Equivalents	1,578	4,019
Restricted Cash	6,373	9,712
Intangible Lease Assets—Net	43,925	49,292
Straight-Line Rent Adjustment	1,485	1,409
Other Assets	15,734	17,045
Total Assets	$604,995	$564,560
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$8,445	$5,736
Prepaid Rent and Deferred Revenue	2,412	2,627
Intangible Lease Liabilities—Net	4,774	4,907
Obligation Under Participation Agreement	11,403	—
Long-Term Debt	301,466	275,677
Total Liabilities	328,500	288,947
Commitments and Contingencies—See Note 20
Equity:
Preferred Stock, $0.01 par value per share, 100 million shares authorized, no shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common Stock, $0.01 par value per share, 500 million shares authorized, 14,691,982 shares issued and outstanding as of December 31, 2024 and 13,659,207 shares issued and outstanding as of December 31, 2023	147	137
Additional Paid-in Capital	261,831	243,690
Dividends in Excess of Net Income	(15,722)	(2,359)
Accumulated Other Comprehensive Income	6,771	9,275
Stockholders' Equity	253,027	250,743
Noncontrolling Interest	23,468	24,870
Total Equity	276,495	275,613
Total Liabilities and Equity	$604,995	$564,560

The accompanying notes are an integral part of these consolidated financial statements.

f-4

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Revenues:
Lease Income	$46,005	$44,967	$45,191
Interest Income from Commercial Loans and Investments	5,761	637	—
Other Revenue	461	40	—
Total Revenues	52,227	45,644	45,191
Operating Expenses:
Real Estate Expenses	7,793	6,580	5,435
General and Administrative Expenses	6,575	6,301	5,784
Provision for Impairment	1,693	3,220	—
Depreciation and Amortization	25,594	25,758	23,564
Total Operating Expenses	41,655	41,859	34,783
Gain on Disposition of Assets	3,443	9,334	33,801
Gain (Loss) on Extinguishment of Debt	—	23	(727)
Net Income From Operations	14,015	13,142	43,482
Investment and Other Income	247	289	12
Interest Expense	(12,008)	(10,165)	(9,539)
Net Income	2,254	3,266	33,955
Less: Net Income Attributable to Noncontrolling Interest	(188)	(349)	(4,235)
Net Income Attributable to Alpine Income Property Trust, Inc.	$2,066	$2,917	$29,720

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$0.15	$0.21	$2.48
Diluted	$0.14	$0.19	$2.17

Weighted Average Number of Common Shares:
Basic	13,858,257	13,925,362	11,976,001
Diluted	15,082,111	15,560,524	13,679,495

The accompanying notes are an integral part of these consolidated financial statements.

f-5

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net Income	$2,254	$3,266	$33,955
Other Comprehensive Income (Loss)
Cash Flow Hedging Derivative - Interest Rate Swaps	(2,736)	(3,778)	12,679
Total Other Comprehensive Income (Loss)	(2,736)	(3,778)	12,679
Total Comprehensive Income (Loss)	(482)	(512)	46,634
Less: Comprehensive (Income) Loss Attributable to Noncontrolling Interest
Net Income Attributable to Noncontrolling Interest	(188)	(349)	(4,235)
Other Comprehensive (Income) Loss Attributable to Noncontrolling Interest (1)	232	(1,548)	—
Comprehensive (Income) Loss Attributable to Noncontrolling Interest	44	(1,897)	(4,235)
Comprehensive Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$(438)	$(2,409)	$42,399
(1)	For the year ended December 31, 2023, the $1.5 million of other comprehensive income attributable to the noncontrolling interest includes approximately $1.8 million of other comprehensive income which represents the cumulative amount that should have been attributed to the noncontrolling interest through December 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

f-6

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock at Par	Additional Paid-in Capital	Retained Earnings (Dividends in Excess of Net Income)	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2022	$114	$200,906	$(6,419)	$1,922	$196,523	$31,379	$227,902
Net Income	—	—	29,720	—	29,720	4,235	33,955
Stock Issuance to Directors	—	310	—	—	310	—	310
Stock Issuance, Net of Equity Issuance Costs	20	35,625	—	—	35,645	—	35,645
Cash Dividend ($1.090 per share)	—	—	(13,259)	—	(13,259)	(1,857)	(15,116)
Other Comprehensive Income	—	—	—	12,679	12,679	—	12,679
Balance December 31, 2022	134	236,841	10,042	14,601	261,618	33,757	295,375
Net Income	—	—	2,917	—	2,917	349	3,266
Operating Partnership Unit Redemption	5	9,036	—	—	9,041	(9,041)	—
Stock Repurchase	(9)	(14,607)	—	—	(14,616)	—	(14,616)
Stock Issuance to Directors	—	303	—	—	303	—	303
Stock Issuance, Net of Equity Issuance Costs	7	12,117	—	—	12,124	—	12,124
Cash Dividend ($1.100 per share)	—	—	(15,318)	—	(15,318)	(1,743)	(17,061)
Other Comprehensive Income (Loss)	—	—	—	(5,326)	(5,326)	1,548	(3,778)
Balance December 31, 2023	137	243,690	(2,359)	9,275	250,743	24,870	275,613
Net Income	—	—	2,066	—	2,066	188	2,254
Stock Repurchase	(1)	(774)	—	—	(775)	—	(775)
Stock Issuance to Directors	—	317	—	—	317	—	317
Stock Issuance, Net of Equity Issuance Costs	11	18,598	—	—	18,609	—	18,609
Cash Dividend ($1.110 per share)	—	—	(15,429)	—	(15,429)	(1,358)	(16,787)
Other Comprehensive Loss	—	—	—	(2,504)	(2,504)	(232)	(2,736)
Balance December 31, 2024	$147	$261,831	$(15,722)	$6,771	$253,027	$23,468	$276,495

The accompanying notes are an integral part of these consolidated financial statements.

f-7

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash Flow From Operating Activities:
Net Income	$2,254	$3,266	$33,955
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and Amortization	25,594	25,758	23,564
Amortization of Intangible Lease Assets and Liabilities to Lease Income	(517)	(417)	(328)
Amortization of Deferred Financing Costs to Interest Expense	720	710	599
Accretion of Commercial Loans and Investments Origination Fees	(179)	(18)	—
Non-Cash Portion of Extinguishment of Debt	—	—	727
Gain on Disposition of Assets	(3,443)	(9,334)	(33,801)
Provision for Impairment	1,693	3,220	—
Non-Cash Compensation	247	318	310
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(515)	(402)	(935)
COVID-19 Rent Repayments	—	—	45
Other Assets	(973)	186	552
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	939	670	217
Prepaid Rent and Deferred Revenue	(212)	1,687	(253)
Net Cash Provided By Operating Activities	25,608	25,644	24,652
Cash Flow From Investing Activities:
Acquisition of Real Estate, Including Capitalized Expenditures	(74,524)	(84,465)	(189,148)
Proceeds from Disposition of Assets	60,199	106,303	150,370
Acquisition of Commercial Loans and Investments	(57,851)	(35,419)	—
Principal Payments Received on Commercial Loans and Investments	2,930	—	—
Proceeds from Sale of Participation Interest	13,632	—	—
Payments on Participation Obligation	(2,230)	—	—
Net Cash Used In Investing Activities	(57,844)	(13,581)	(38,778)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	122,400	31,750	277,000
Payments on Long-Term Debt	(96,900)	(23,500)	(277,750)
Cash Paid for Loan Fees	(91)	(73)	(2,106)
Repurchase of Common Stock	(775)	(14,616)	—
Proceeds From Stock Issuance, Net	18,609	12,124	35,645
Dividends Paid	(16,787)	(17,061)	(15,116)
Net Cash Provided By (Used In) Financing Activities	26,456	(11,376)	17,673
Net Increase (Decrease) in Cash and Cash Equivalents	(5,780)	687	3,547
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	13,731	13,044	9,497
Cash and Cash Equivalents and Restricted Cash, End of Period	$7,951	$13,731	$13,044

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$1,578	$4,019	$9,018
Restricted Cash	6,373	9,712	4,026
Total Cash	$7,951	$13,731	$13,044

The accompanying notes are an integral part of these consolidated financial statements.

f-8

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$11,969	$9,245	$7,753

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain (Loss) on Cash Flow Hedge	$(2,736)	$(3,778)	$12,679
Operating Partnership Unit Redemptions		9,041	—
Right-of-Use Assets and Operating Lease Liability—See Note 9	1,987	—	1,831

The accompanying notes are an integral part of these consolidated financial statements.

f-9

ALPINE INCOME PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

NOTE 1.      BUSINESS AND ORGANIZATION

BUSINESS

Alpine Income Property Trust, Inc. (the “Company” or “PINE”) is a real estate investment trust (“REIT”) that owns and operates a high-quality portfolio of commercial net lease properties. The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Alpine Income Property Trust, Inc. together with our consolidated subsidiaries.

Our portfolio consists of 134 net leased properties located in 35 states. The properties in our portfolio are primarily subject to long-term, net leases, which generally require the tenant to pay directly or reimburse us for property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. The Company may also acquire or originate commercial loans and investments. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate. As more fully described in Note 4, “Commercial Loans and Investments,” the three Tampa Properties (defined in Note 4 below), which were purchased during the year ended December 31, 2024 through a sale-leaseback transaction that includes a tenant repurchase option are, for GAAP purposes, accounted for as a financing arrangement. However, as the Tampa Properties constitute real estate assets for both legal and tax purposes, we include the Tampa Properties in the property portfolio when describing our property portfolio and for purposes of providing statistics related thereto.

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

ORGANIZATION

The Company is a Maryland corporation that was formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering (“IPO”). We conduct the substantial majority of our operations through Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of December 31, 2024, we have a total ownership interest in the Operating Partnership of 92.3%, with CTO holding, directly and indirectly, an 7.7% ownership interest in the Operating Partnership. Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) oversees our business and affairs.

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

f-10

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

SEGMENT REPORTING

Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 280, Segment Reporting, establishes standards related to the manner in which enterprises report operating segment information. The Company operates in two primary business segments including income properties and commercial loans and investments, as further discussed within Note 21, “Business Segment Data”. The Company has no other reportable segments. The Company’s chief executive officer, who is the Company’s chief operating decision maker (“CODM”), reviews financial information on a disaggregated basis for purposes of allocating and evaluating financial performance.

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

REAL ESTATE

The Company’s real estate assets are primarily comprised of the properties in its portfolio, and are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to the applicable property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the years ended December 31, 2024, 2023, and 2022, was $16.9 million, $16.8 million, and $14.8 million, respectively.

LONG-LIVED ASSETS

The Company follows FASB ASC Topic 360-10, Property, Plant, and Equipment in conducting its impairment analyses. The Company reviews the recoverability of long-lived assets, primarily real estate and real estate held for sale, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of situations considered to be triggering events include: a substantial decline in operating cash flows during the period, a current or projected loss from operations, a property not fully leased or leased at rates that are less than current market rates, and any other quantitative or qualitative events deemed significant by management. Long-

f-11

lived assets are evaluated for impairment by using an undiscounted cash flow approach, which considers future estimated capital expenditures. Impairment of long-lived assets is measured at fair value less cost to sell.

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

In accordance with FASB guidance, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term unless management believes the lease includes bargain renewal options that are likely to be exercised, in which case the Company includes such renewal periods in the amortization period utilized. The Company considers both qualitative and quantitative factors in considering if a lease contains a bargain renewal option and the likelihood of a tenant exercising such option. The value of in-place leases and leasing costs are amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

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

f-12

payment revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred and accrued.

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of December 31, 2024 and 2023, the Company’s allowance for doubtful accounts totaled $0.3 million and $0.4 million, respectively.

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

Sales of participations in commercial loans and investments are evaluated for achievement of the characteristics of participating interest pursuant to ASC 860, Transfers and Servicing. If the sale of a participation has all of the characteristics of a participating interest, it achieves sale accounting, and the commercial loan or investment is presented net of the participating interest. If the sale of a participation does not have all of the characteristics of a participating interest, it does not achieve sale accounting and is treated as a secured borrowing. As of December 31, 2024, the Company’s participation in commercial loans and investments purchased by a third-party did not achieve sale accounting and has been presented as an Obligation under Participation Agreement within the liabilities portion of the Company’s consolidated balance sheet.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of December 31, 2024 and 2023 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of cash and cash equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

f-13

RESTRICTED CASH

Restricted cash totaled $6.4 million at December 31, 2024, of which $4.0 million is being held in an escrow account to be reinvested through the like-kind exchange structure into other income properties and $2.4 million is being held in interest, real estate tax, and/ or insurance reserve accounts related to the Company’s commercial loans and investments.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable included in other assets, accounts payable, and accrued expenses and other liabilities at December 31, 2024 and 2023, approximate fair value because of the short maturity of these instruments. The carrying value of the Credit Facility, hereinafter defined, approximates current market rates for revolving credit arrangements with similar risks and maturities. The Company estimates the fair value of its commercial loans and investments and term loans based on incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt. The discount rate used to calculate the fair value of debt approximates current lending rates for loans and assumes the debt is outstanding through maturity. Since such amounts are estimates that are based on limited available market information for similar transactions, which is a Level 2 non-recurring measurement, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

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

f-14

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

CONCENTRATION OF CREDIT RISK

Certain individual tenants in the Company’s portfolio of properties accounted for more than 10% of lease income from the Company’s income properties during the years ended December 31, 2024 and 2023. No individual tenant accounted for more than 10% of lease income from the Company’s income properties during the year ended December 31, 2022.

For each of the years ended December 31, 2024 and 2023, Walgreens represented 11% of lease income from the Company’s income properties.

As of December 31, 2024, 11% of the Company’s income property portfolio, based on square footage, was located in each of the states of New Jersey and Michigan. As of December 31, 2023, 13%, 11%, and 11% of the Company’s income property portfolio, based on square footage, was located in the states of Texas, New Jersey, and Michigan, respectively.

RECLASSIFICATIONS

Certain items in the prior period’s consolidated balance sheet have been reclassified to conform to the presentation for the year ended December 31, 2024. Specifically, tax, insurance, and capital expenditure reserve accounts related to the Company’s commercial loans and investments were previously included within prepaid rent and deferred revenue and are now included within accounts payable, accrued expenses, and other liabilities on the accompanying consolidated balance sheets. There was no impact to retained earnings as a result of the reclassifications.

RECENTLY ISSUED ACCOUNTING STANDARDS ADOPTED

Segment Reporting. In November 2023, the FASB issued ASU 2023-07 which enhances segment disclosure requirements for entities required to report segment information in accordance with FASB ASC 280, Segment Reporting. The update focuses on improving disclosures regarding segment expenses by requiring that public entities (i) disclose significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, (ii) include all annual disclosures about a reportable segment's profits or loss and assets in interim

f-15

periods, (iii) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (iv) disclose the composition of other segment items by reportable segment that are not included in significant expenses. The update is effective for fiscal years beginning after December 31, 2023 and interim periods within years beginning after December 31, 2024. The guidance was effective for the Company beginning on January 1, 2024 and the adoption of this standard had no material impact on the Company’s consolidated financial statements or related disclosures.

NOTE 3.      PROPERTY PORTFOLIO

As of December 31, 2024, the Company’s property portfolio consisted of 134 properties with total square footage of 3.9 million.

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

The components of leasing revenue are as follows (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Lease Income
Lease Payments	$39,570	$40,141	$40,190
Variable Lease Payments	6,435	4,826	5,001
Total Lease Income	$46,005	$44,967	$45,191

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to December 31, 2024, are summarized as follows (in thousands). Certain of our operating leases have options to extend, which option periods are not included within minimum future rental receipts.

Year Ending December 31,	Amounts
2025	$40,018
2026	39,589
2027	36,221
2028	31,456
2029	26,602
2030 and Thereafter (Cumulative)	92,745
Total	$266,631

2024 Activity. During the year ended December 31, 2024, the Company acquired 12 properties for a combined purchase price of $103.6 million, or a total cost of $104.1 million including capitalized acquisition costs. Of the total acquisitions, nine acquired properties for a combined purchase price of $72.2 million, or total cost of $72.7 million were subject to purchase accounting for acquisitions subject to a lease, of which $23.5 million was allocated to land, $42.7 million was allocated to buildings and improvements, $8.0 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $1.5 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 7.6 years at acquisition. The remaining $31.4 million of acquisition costs is attributable to the three Tampa Properties (defined in Note 4 below), which were purchased during the year ended December 31, 2024 through a sale-leaseback transaction that includes a tenant repurchase option. Due to the existence of the tenant repurchase option, and pursuant to FASB ASC Topic 842, Leases, GAAP requires that the $31.4 million investment be accounted for as a financing arrangement, and accordingly the related assets and corresponding revenue are included in the Company’s commercial loans and investments

f-16

in the accompanying consolidated balance sheets and consolidated statement of operations. However, as the Tampa Properties constitute real estate assets for both legal and tax purposes, we include the Tampa Properties in the property portfolio when describing our property portfolio and for purposes of providing statistics related thereto.

During the year ended December 31, 2024, the Company sold 15 properties for an aggregate sales price of $62.0 million, generating aggregate gains on sale of $3.4 million.

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

NOTE 4.      COMMERCIAL LOANS AND INVESTMENTS

2024 Activity. On January 30, 2024, the Company originated a construction loan secured by the property and improvements to be constructed thereon for six retail outparcels in Lawrenceville, Georgia for $7.2 million. The construction loan matures on January 30, 2026, bears a fixed interest rate of 11.25% and requires interest-only payments prior to maturity. Funding of the loan will occur as the borrower completes the underlying construction. As of December 31, 2024, the Company has disbursed $6.6 million to the borrower, leaving a remaining commitment of $0.6 million.

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

On June 14, 2024, the Company originated a construction loan secured by the property and improvements to be constructed thereon for a 6-acre land development project anchored by Wawa and McDonalds in Mount Carmel, Ohio for $6.1 million. The construction loan matures on September 14, 2025, bears a fixed interest rate of 11.50% and requires interest-only payments prior to maturity. Funding of the loan will occur as the borrower completes the underlying construction. As of December 31, 2024, the Company has disbursed $5.2 million to the borrower, leaving a remaining commitment of $0.9 million.

On August 1, 2024, the Company acquired three single-tenant income properties (the “Tampa Properties”) in the greater Tampa Bay, Florida area for a combined purchase price of $31.4 million. The Tampa Properties consist of three restaurants, leased to a subsidiary of Beachside Hospitality Group, located in Bradenton Beach, Florida, Longboat Key,

f-17

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

On September 18, 2024, the Company originated a construction loan secured by the property and improvements to be constructed thereon for an 11-acre land development project anchored by Publix in Charlotte, North Carolina for $17.8 million. The construction loan matures on September 18, 2025 and had an original fixed interest rate of 10.25% that was reduced to 9.50% upon the borrower’s satisfaction of certain conditions outlined in the loan agreement. The loan requires interest-only payments prior to maturity. Funding of the loan will occur as the borrower completes the underlying construction. As of December 31, 2024, the Company has disbursed $14.6 million to the borrower, leaving a remaining commitment of $3.2 million.

2023 Activity. On July 25, 2023, the Company originated a construction loan secured by the property and improvements to be constructed thereon for a 33-acre Wawa-anchored land development project in Greenwood, Indiana for $7.8 million. The construction loan matures on July 25, 2025, bears a fixed interest rate of 8.50% that increased to 9.25% on July 25, 2024, and requires interest-only payments prior to maturity. Funding of the loan will occur as the borrower completes the underlying construction. As of December 31, 2024, the Company has disbursed $7.1 million to the borrower, leaving a remaining commitment of $0.7 million.

On October 30, 2023, the Company originated a construction loan secured by the property and improvements to be constructed thereon for a 5-acre land development project anchored by Wawa and McDonalds in Antioch, Tennessee for $6.8 million with the same borrower as the construction loan secured by the 33-acre Wawa-anchored land development project in Greenwood, Indiana. The construction loan matures on October 30, 2025, bears a fixed interest rate of 11.00% that decreased to 9.50% on October 30, 2024, and requires interest-only payments prior to maturity. Funding of the loan will occur as the borrower completes the underlying construction. As of December 31, 2024, the Company has disbursed $4.7 million to the borrower, leaving a remaining commitment of $2.1 million.

On November 15, 2023, the Company originated a $24.0 million first mortgage secured by a portfolio of 41 assets and related improvements (the “Mortgage Note”). The Mortgage Note matures on November 15, 2026, has two one-year extension options, bears a fixed interest rate of 8.75% at the time of acquisition that increases by 0.25% annually during the initial term, and requires interest-only payments prior to maturity. During the year ended December 31, 2024, the Company received $2.9 million in principal repayments from the borrower.

f-18

The Company’s commercial loans and investments were comprised of the following at December 31, 2024 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – Wawa Land Development – Greenwood, IN	July 2023	July 2025	$7,800	$7,149	$7,138	9.25%
Construction Loan – Wawa Land Development – Antioch, TN	October 2023	October 2025	6,825	4,694	4,673	9.50%
Mortgage Note – Portfolio	November 2023	November 2026	24,000	21,140	21,066	9.00%
Construction Loan – Retail Outparcels – Lawrenceville, GA	January 2024	January 2026	7,200	6,618	6,569	11.25%
Construction Loan – Wawa Land Development – Mount Carmel, OH	June 2024	September 2025	6,127	5,196	5,162	11.50%
Sale-Leaseback - Bradenton Beach, FL	August 2024	August 2029 (1)	9,608	9,586	9,586	8.30%
Sale-Leaseback - Anna Maria, FL	August 2024	August 2029 (1)	16,408	16,371	16,371	8.30%
Sale-Leaseback - Long Boat Key, FL	August 2024	August 2029 (1)	5,408	5,396	5,396	8.30%
Construction Loan – Publix Land Development – Charlotte, NC	September 2024	September 2025	17,760	14,640	14,576	9.50%
			$101,136	$90,790	$90,537
CECL Reserve					(908)
Total Commercial Loans and Investments					$89,629
(1)	The maturity date reflects the date the tenant’s repurchase right first becomes exercisable pursuant to the lease agreement.

The Company’s commercial loans and investments were comprised of the following at December 31, 2023 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – Wawa Land Development – Greenwood, IN	July 2023	July 2025	$7,800	$7,014	$6,984	8.50%
Construction Loan – Wawa Land Development – Antioch, TN	October 2023	October 2025	6,825	4,615	4,568	11.00%
Mortgage Note – Portfolio	November 2023	November 2026	24,000	24,000	23,885	8.75%
			$38,625	$35,629	$35,437
CECL Reserve					(357)
Total Commercial Loans and Investments					$35,080

The carrying value of the commercial loans and investments at December 31, 2024 and 2023 consisted of the following (in thousands):

	As of
	December 31, 2024	December 31, 2023
Current Face Amount	$90,790	$35,629
Unaccreted Origination Fees	(253)	(192)
CECL Reserve	(908)	(357)
Total Commercial Loans and Investments	$89,629	$35,080

f-19

NOTE 5.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$1,578	$1,578	$4,019	$4,019
Restricted Cash - Level 1	$6,373	$6,373	$9,712	$9,712
Commercial Loans and Investments - Level 2	$89,629	$98,830	$35,080	$36,288
Obligation Under Participation Agreement - Level 2	$11,403	$11,558	$—	$—
Long-Term Debt - Level 2	$301,466	$294,808	$275,677	$258,613

The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following tables present the fair value of assets (liabilities) measured on a recurring basis by Level as of December 31, 2024 and 2023 (in thousands). See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
2026 Term Loan Interest Rate Swap (1)	$2,811	$—	$2,811	$—
2027 Term Loan Interest Rate Swap (2)	$4,090	$—	$4,090	$—
Credit Facility Interest Rate Swap (3)	$1,186	$—	$1,186	$—
December 31, 2023
2026 Term Loan Interest Rate Swap	$4,314	$—	$4,314	$—
2027 Term Loan Interest Rate Swap	$5,793	$—	$5,793	$—
Credit Facility Interest Rate Swap	$716	$—	$716	$—
(1)	As of December 31, 2024, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan (hereinafter defined) balance. See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(2)	As of December 31, 2024, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2027 Term Loan (hereinafter defined) balance. See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(3)	As of December 31, 2024, the Company utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus 0.10% and the applicable spread on $50 million of the outstanding balance on the Credit Facility (hereinafter defined). See Note 14, “Interest Rate Swaps” for further disclosure related to the Company's interest rate swaps.

f-20

NOTE 6.      INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above market and below market leases, the value of in-place leases, and the value of leasing costs, based in each case on their fair values. Intangible assets and liabilities consisted of the following as of December 31, 2024 and 2023 (in thousands):

	As of
	December 31, 2024	December 31, 2023
Intangible Lease Assets:
Value of In-Place Leases	$48,768	$48,267
Value of Above Market In-Place Leases	2,142	2,942
Value of Intangible Leasing Costs	19,091	18,865
Sub-total Intangible Lease Assets	70,001	70,074
Accumulated Amortization	(26,076)	(20,782)
Sub-total Intangible Lease Assets—Net	43,925	49,292
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(6,986)	(6,770)
Sub-total Intangible Lease Liabilities	(6,986)	(6,770)
Accumulated Amortization	2,212	1,863
Sub-total Intangible Lease Liabilities—Net	(4,774)	(4,907)
Total Intangible Assets and Liabilities—Net	$39,151	$44,385

The following table reflects the net amortization of intangible assets and liabilities during the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Amortization Expense	$8,727	$8,936	$8,801
Accretion to Properties Revenue	(517)	(417)	(328)
Net Amortization of Intangible Assets and Liabilities	$8,210	$8,519	$8,473

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Expense	Future Accretion to Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
2025	$8,341	$(670)	$7,671
2026	8,032	(679)	7,353
2027	6,742	(701)	6,041
2028	5,185	(491)	4,694
2029	4,413	(343)	4,070
2030 and Thereafter	9,864	(542)	9,322
Total	$42,577	$(3,426)	$39,151

As of December 31, 2024, the weighted average amortization period of both the total intangible assets and liabilities was 8.6 years.

NOTE 7.      PROVISION FOR IMPAIRMENT

Income Properties. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of long-lived assets

f-21

required to be assessed for impairment is determined on a non-recurring basis using Level 3 inputs in the fair value hierarchy. These Level 3 inputs may include, but are not limited to, letters of intent on specific properties, executed purchase and sale agreements on specific properties, third person valuations, discounted cash flow models, and other model-based techniques.

During the year ended December 31, 2024, the Company recorded a $1.1 million impairment charge representing the provision for losses related to certain convenience store properties within the Company’s income properties segment, which are classified as held for sale. The impairment charge of $1.1 million is equal to the estimated sales prices for these assets pursuant to letters of intent for sale executed during the year ended December 31, 2024, less the book value of the assets, less estimated costs to sell. Our estimated costs to sell include certain property improvements, which are estimated at $0.6 million.

During the year ended December 31, 2023, the Company recorded a $2.9 million impairment charge representing the provision for losses related to seven convenience store properties within our income properties segment. These seven convenience store properties were leased to one tenant that filed for bankruptcy protection during the three months ended March 31, 2023. The seven leases underlying these seven convenience store properties were rejected as a part of the bankruptcy proceedings during August of 2023. The impairment charge of $2.9 million is equal to the estimated sales prices for these seven convenience store properties (as set forth in executed letters of intent at the time the impairment was estimated), less the book value of the assets as of December 31, 2023, less estimated costs to sell.

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

During the years ended December 31, 2024 and 2023, the Company recorded impairment charges of $0.6 million and $0.3 million, respectively, representing the provision for credit losses related to our commercial loans and investments. The impairment charges were driven by the initial estimated CECL allowance based on our investment activity during the years ended December 31, 2024 and 2023, respectively. We are unable to use historical data to estimate expected credit losses as we have incurred no losses to date. Management utilizes a loss-rate method and considers macroeconomic factors to estimate its CECL allowance, which is calculated based on the amortized cost basis of the commercial loans.

NOTE 8.      OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of
	December 31, 2024	December 31, 2023
Tenant Receivables—Net of Allowance for Doubtful Accounts (1)	$1,517	$809
Prepaid Insurance	1,042	838
Deposits on Acquisitions	—	60
Prepaid Expenses, Deposits, and Other	1,042	1,757
Deferred Financing Costs—Net	850	1,190
Interest Rate Swaps	8,087	10,957
Operating Leases - Right-of-Use Asset (2)	3,196	1,434
Total Other Assets	$15,734	$17,045
(1)	Includes $0.3 and $0.4 million allowance for doubtful accounts as of December 31, 2024 and 2023, respectively.
(2)	See Note 9, “Operating Land Leases” for further disclosure related to the Company’s right-of-use asset balance as of December 31, 2024.

f-22

NOTE 9. OPERATING LAND LEASES

The Company is the lessee under operating land leases for certain of its properties. FASB ASC Topic 842, Leases, requires a lessee to recognize right-of-use assets and lease liabilities that arise from leases, whether qualifying as an operating or finance lease. As of December 31, 2024 and 2023, the Company’s right-of-use assets totaled $3.2 million and $1.4 million, respectively, and the corresponding lease liabilities totaled $3.2 million and $1.5 million, respectively, which balances are reflected within other assets and accounts payable, accrued expenses, and other liabilities, respectively, on the consolidated balance sheets. The right-of-use assets and lease liabilities are measured based on the present value of the lease payments utilizing discount rates estimated to be equal to that which the Company would pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

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

Amortization of right-of-use assets for operating land leases is recognized on a straight-line basis over the term of the lease and is included within real estate expenses in the consolidated statements of operations. Amortization totaled $0.2 million, $0.3 million, and $0.1 million during the years ended December 31, 2024, 2023 and 2022, respectively.

The following table reflects a summary of operating land leases, under which the Company is the lessee, for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022

Operating Cash Outflows	$200	$257	$197
Weighted Average Remaining Lease Term	22.3	7.1	7.9
Weighted Average Discount Rate	4.2%	2.0%	2.0

Minimum future lease payments under non-cancelable operating land leases, having remaining terms in excess of one year subsequent to December 31, 2024, are summarized as follows (in thousands):

Year Ending December 31,
2025	$300
2026	311
2027	320
2028	320
2029	320
2030 and Thereafter	4,109
Total Lease Payments	$5,680
Imputed Interest	(2,450)
Operating Leases – Liability	$3,230

f-23

NOTE 10.      ASSETS HELD FOR SALE

Assets held for sale consisted of the following (in thousands).

	As of
	December 31, 2024	December 31, 2023
Real Estate—Net	$4,068	$6,374
Intangible Lease Assets—Net	409	749
Intangible Lease Liabilities—Net	(39)	(39)
Straight-Line Rent Adjustment	84	173
Other Assets	6	17
Assets Prior to Provision for Impairment	$4,528	$7,274
Less Provision for Impairment	(2,274)	(2,864)
Total Assets Held for Sale	$2,254	$4,410

NOTE 11.      ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	December 31, 2024	December 31, 2023
Accounts Payable	$40	$30
Accrued Expenses	3,308	2,449
Tenant Security Deposits	140	78
Due to CTO	1,126	1,052
Interest Rate Swaps	—	134
Loan Reserves	601	539
Operating Leases - Liability (1)	3,230	1,454
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$8,445	$5,736
(1)	See Note 9, “Operating Land Leases” for further disclosure related to the Company’s operating land lease liability balance as of December 31, 2024 and 2023.

NOTE 12.      OBLIGATION UNDER PARTICIPATION AGREEMENT

As discussed in Note 2, “Summary of Significant Accounting Policies,” the Company follows the guidance in FASB Topic ASC 860, Transfers and Servicing when accounting for participation in commercial loans and investments. ASC 860 states, if the sale of a participation does not have all of the characteristics of a participating interest, it does not achieve sale accounting and is treated as a secured borrowing and accordingly, the original commercial loan investment remains on the Company’s consolidated balance sheets and the proceeds are recorded as an obligation under participation agreement. On May 31, 2024, the Company received $13.6 million from the Loan Participation Sale. As of December 31, 2024, the Company’s obligation under participation agreement had a carrying value of $11.4 million, and the carrying value of the loan that is associated with this obligation under participation agreement was $11.3 million, net of a CECL reserve of $0.1 million. The interest rate on the obligation under participation agreement was 8.0% as of December 31, 2024. As of December 31, 2023, there were no such obligations under participation agreements.

f-24

NOTE 13.      LONG-TERM DEBT

As of December 31, 2024, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt (in thousands)	Stated Interest Rate	Wtd. Avg. Rate as of December 31, 2024	Maturity Date
Credit Facility (1)	$102,000	SOFR + 0.10% + [1.25% - 2.20%]	5.31%	January 2027
2026 Term Loan (2)	100,000	SOFR + 0.10% + [1.35% - 1.95%]	3.50%	May 2026
2027 Term Loan (3)	100,000	SOFR + 0.10% + [1.25% - 1.90%]	3.45%	January 2027
Total Debt/Weighted-Average Rate	$302,000		4.10%
(1)	As of December 31, 2024, the Company utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus 0.10% and the applicable spread on $50 million of the outstanding balance on the Credit Facility (hereinafter defined). See Note 14, “Interest Rate Swaps” for further disclosure related to the Company's interest rate swaps.
(2)	As of December 31, 2024, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan (hereinafter defined) balance. See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(3)	As of December 31, 2024, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2027 Term Loan (hereinafter defined) balance. See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

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

At December 31, 2024, the commitment level under the Credit Facility was $250.0 million and the Company had an outstanding balance of $102.0 million and $89.5 million available capacity.

f-25

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

Long-term debt as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024		December 31, 2023
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$102,000	$—	$76,500	$—
2026 Term Loan	100,000	—	100,000	—
2027 Term Loan	100,000	—	100,000	—
Financing Costs, net of Accumulated Amortization	(534)	—	(823)	—
Total Long-Term Debt	$301,466	$—	$275,677	$—

f-26

Payments applicable to reduction of principal amounts as of December 31, 2024 will be required as follows (in thousands):

Year Ending December 31,	Amount
2025	$—
2026	100,000
2027	202,000
2028	—
2029	—
2030 and Thereafter	—
Total Long-Term Debt - Face Value	$302,000

The carrying value of long-term debt as of December 31, 2024 consisted of the following (in thousands):

Total
Current Face Amount	$302,000
Financing Costs, net of Accumulated Amortization	(534)
Total Long-Term Debt	$301,466

In addition to the $0.5 million of financing costs, net of accumulated amortization included in the table above, as of December 31, 2024, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $0.9 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Interest Expense	$10,664	$9,455	$8,940
Interest Expense from Obligation Under Participation Agreement	624	—	—
Amortization of Deferred Financing Costs to Interest Expense	720	710	599
Total Interest Expense	$12,008	$10,165	$9,539

Total Interest Paid	$11,969	$9,245	$7,753

The Company was in compliance with all of its debt covenants as of December 31, 2024.

NOTE 14. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the years ended December 31, 2024, 2023, and 2022. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements are included in other assets and accrued and other liabilities, respectively, on the consolidated balance sheets.

f-27

Information related to the Company’s interest rate swap agreements are noted below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value as of December 31, 2024
2026 Term Loan (1)	5/21/2021	5/21/2026	2.05% + 0.10% + applicable spread	$100,000	$2,811
2027 Term Loan (2)	11/29/2024	1/31/2027	1.61%+ 0.10% + applicable spread	$80,000	$4,023
2027 Term Loan (3)	9/30/2022	1/31/2027	3.84%+ 0.10% + applicable spread	$20,000	$67
Credit Facility (4)	3/1/2023	3/1/2028	3.21%+ 0.10%+ applicable spread	$50,000	$1,186
(1)	As of December 31, 2024, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan balance. The weighted average fixed interest rate of 2.05%, is comprised of: (i) rate swaps on $60.0 million of the 2026 Term Loan balance effective May 21, 2021, as amended on April 14, 2022 in connection with the 2026 Term Loan Amendment, to fix SOFR (prior to April 14, 2022, the swap was to fix LIBOR), and (ii) a rate swap on $40.0 million of the 2026 Term Loan Balance effective September 30, 2022, to fix SOFR.
(2)	As of December 31, 2024, the Company has utilized an interest rate swap to fix SOFR and achieve a weighted average fixed interest rate of 1.61% plus 0.10% and the applicable spread on $80.0 million of the $100 million 2027 Term Loan balance.
(3)	As of December 31, 2024, the Company has utilized an interest rate swap to fix SOFR and achieve a weighted average fixed interest rate of 3.84% plus 0.10% and the applicable spread on $20.0 million of the $100 million 2027 Term Loan balance.
(4)	As of December 31, 2024, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus 0.10% and the applicable spread on $50 million of the outstanding balance on the Credit Facility.

The use of interest rate swap agreements carries risks, including the risk that the counterparties to these agreements are not able to perform. To mitigate this risk, the Company enters into interest rate swap agreements with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not currently anticipate that any of the counterparties to the Company’s interest rate swap agreements will fail to meet their obligations. As of December 31, 2024 and 2023, there were no events of default related to the Company's interest rate swap agreements.

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

f-28

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

On October 21, 2022, the Company implemented a $150.0 million “at-the-market” equity offering program (the “2022 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. During the year ended December 31, 2024, the Company sold 1,059,271 shares under the 2022 ATM Program for gross proceeds of $19.1 million at a weighted average price of $18.04 per share, generating net proceeds of $18.8 million after deducting transaction fees totaling $0.3 million. During the year ended December 31, 2023, the Company sold 665,929 shares under the 2022 ATM Program for gross proceeds of $12.6 million at a weighted average price of $18.96 per share, generating net proceeds of $12.4 million after deducting transaction fees totaling $0.2 million. During the year ended December 31, 2022, the Company sold 1,479,241 shares under the 2022 ATM Program for gross proceeds of $27.8 million at a weighted average price of $18.81 per share, generating net proceeds of $27.4 million after deducting transaction fees totaling $0.4 million. As of December 31, 2024, we have $90.4 million of availability under the 2022 ATM Program.

In the aggregate, under the 2020 ATM Program and 2022 ATM Program, during the year ended December 31, 2022, the Company sold 1,925,408 shares for gross proceeds of $36.5 million at a weighted average price of $18.96 per share, generating net proceeds of $36.0 million after deducting transaction fees totaling $0.5 million.

NONCONTROLLING INTEREST

As of December 31, 2024, CTO holds, directly and indirectly, an 7.7% noncontrolling ownership interest in the Operating Partnership as a result of 1,223,854 OP Units issued to CTO at the time of the Company’s IPO. On November 10, 2023, the Company redeemed the 479,640 OP Units held previously held by an unrelated third party. The 479,640 OP Units were redeemed on a one-for-one basis for shares of common stock of the Company.

DIVIDENDS

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Code. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate U.S. federal corporate income taxes payable by the Company. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the years ended December 31, 2024, 2023, and 2022, the Company declared and paid cash dividends on its common stock and OP Units of $1.110 per share, $1.100 per share, and $1.090 per share, respectively.

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

f-29

The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net Income Attributable to Alpine Income Property Trust, Inc.	$2,066	$2,917	$29,720

Weighted Average Number of Common Shares Outstanding	13,858,257	13,925,362	11,976,001
Weighted Average Number of Common Shares Applicable to OP Units using Treasury Stock Method (1)	1,223,854	1,635,162	1,703,494
Total Shares Applicable to Diluted Earnings per Share	15,082,111	15,560,524	13,679,495

Per Common Share Data:
Net Income Attributable to Alpine Income Property Trust, Inc.
Basic	$0.15	$0.21	$2.48
Diluted	$0.14	$0.19	$2.17
(1)	Represents shares underlying OP units including (i) 1,223,854 shares underlying OP Units issued to CTO in connection with our IPO and (ii) 479,640 shares underlying OP Units issued to an unrelated third party in connection with the acquisition of a portfolio of properties during the year ended December 31, 2021, which OP Units were redeemed on a one-for-one basis for shares of common stock of the Company during the year ended December 31, 2023 (see Note 15, “Equity”).

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

Under the 2023 $15.0 Million Repurchase Program, the Company repurchased 45,768 shares of its common stock on the open market for a total cost of $0.8 million, or an average price per share of $16.90, during the year ended December 31, 2024, which completed the 2023 $15.0 Million Repurchase Program.

There were no repurchases of the Company’s common stock during the year ended December 31, 2022.

NOTE 18.      STOCK-BASED COMPENSATION

In connection with the closing of the IPO, on November 26, 2019, the Company granted restricted shares of common stock to each of the Company’s initial non-employee directors under the Individual Plan. Each of the initial non-employee directors received an award of 2,000 restricted shares of common stock on November 26, 2019. The restricted shares vested in substantially equal installments on each of the first, second, and third anniversaries of the grant date. As of December 31, 2023, all increments of this award had vested. In addition, the restricted shares are subject to a holding period beginning on the grant date and ending on the date that the grantee ceases to serve as a member of the Board (the “Holding Period”). During the Holding Period, the restricted shares may not be sold, pledged or otherwise transferred by the grantee. Except for the one-time IPO-related grant of these 8,000 restricted shares of common stock, and the shares of common stock issued quarterly to the non-employee directors in lieu of cash retainer fees (pursuant to the directors’

f-30

election under the Company’s Non-Employee Director Compensation Policy), the Company has not made any grants under the Equity Incentive Plans. Any future grants under the Equity Incentive Plans will be approved by the compensation committee of the Board. The 2019 non-employee director share awards had an aggregate grant date fair value of $0.15 million. The Company’s determination of the grant date fair value of the three-year vest restricted stock awards was calculated by multiplying the number of shares issued by the Company’s stock price at the grant date. Compensation cost was recognized on a straight-line basis over the vesting period and is included in general and administrative expenses in the Company’s consolidated statements of operations. The Company recognized stock compensation expense totaling $0.05 million during the year ended December 31, 2022. There was no stock compensation expense during the years ended December 31, 2024, and 2023.

A summary of activity for these awards during the years ended December 31, 2024, 2023 and 2022 is presented below:

Non-Vested Restricted Shares	Shares	Wtd. Avg. Fair Value
Non-Vested at January 1, 2022	2,668		$18.80
Granted	—		—
Vested	(2,668)		$18.80
Expired	—		—
Forfeited	—		—
Non-Vested at December 31, 2022	—	$
Granted	—		—
Vested	—		—
Expired	—		—
Forfeited	—		—
Non-Vested at December 31, 2023	—		$—
Granted	—		—
Vested	—		—
Expired	—		—
Forfeited	—		—
Non-Vested at December 31, 2024	—		$—

As of December 31, 2024 and 2023, there was no unrecognized compensation cost related to the three-year vest restricted shares.

Each non-employee member of the Board has the option to receive his or her annual cash retainer fee in shares of Company common stock rather than cash. The number of shares issued to the directors making such election is calculated quarterly by dividing the amount of the quarterly retainer fee payment due to such director by the 20-day trailing average closing price of the Company’s common stock as of the last business day of the calendar quarter, rounded down to the nearest whole number of shares. During the year ended December 31, 2024, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.2 million, or 15,119 shares, of which 5,131 shares were issued on April 1, 2024, 5,168 shares were issued on July 1, 2024, 4,304 shares were issued on October 1, 2024, and 516 shares were issued on January 2, 2025. During the year ended December 31, 2023, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.3 million, or 19,133 shares, of which 4,776 shares were issued on April 1, 2023, 4,940 shares were issued on July 3, 2023, 4,748 shares were issued on October 2, 2023, and 4,669 shares were issued on January 2, 2024. During the year ended December 31, 2022, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.3 million, or 14,485 shares, of which 3,514 shares were issued on April 1, 2022, 3,689 shares were issued on July 1, 2022, 3,774 shares were issued on October 1, 2022, and 3,508 shares were issued on January 1, 2023.

f-31

Stock compensation expense for the years ended December 31, 2024, 2023, and 2022 is summarized as follows (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Stock Compensation Expense – Director Restricted Stock	$—	$—	$46
Stock Compensation Expense – Director Retainers Paid in Stock	247	318	264
Total Stock Compensation Expense	$247	$318	$310
(1)	Director retainers are issued through additional paid in capital in arrears. Therefore, the change in additional paid in capital during the years ended December 31, 2024, 2023, and 2022 reported on the consolidated statements of stockholders’ equity does not agree to the total non-cash compensation reported on the consolidated statements of cash flows.

NOTE 19. RELATED PARTY MANAGEMENT COMPANY

We are externally managed by the Manager, a wholly owned subsidiary of CTO. During the year ended December 31, 2024, CTO purchased 29,807 shares of PINE common stock in the open market for $0.4 million, or an average price per share of $14.97. During the year ended December 31, 2023, CTO purchased 129,271 shares of PINE common stock in the open market for $2.1 million, or an average price per share of $16.21. During the year ended December 31, 2022, CTO purchased 155,665 shares of PINE common stock in the open market for $2.7 million, or an average price per share of $17.57. As of December 31, 2024, CTO owns, in the aggregate, 1,223,854 OP Units and 1,138,621 shares of PINE common stock, inclusive of (i) 394,737 shares of common stock totaling $7.5 million issued in connection with a private placement that closed concurrently with the IPO, (ii) 421,053 shares of common stock totaling $8.0 million issued in connection with the IPO, and (iii) 322,831 shares of common stock totaling $5.4 million purchased by CTO subsequent to the IPO. The aggregate 1,223,854 OP Units and 1,138,621 shares of PINE common stock held by CTO represent an investment totaling $39.7 million, or 14.8% of PINE’s outstanding equity, as of December 31, 2024.

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

Our Manager has the ability to earn an annual incentive fee based on our total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. We would pay our Manager an incentive fee with respect to each annual measurement period in the amount of the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was due for the year ended December 31, 2024, 2023 or 2022.

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

f-32

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

The Company incurred management fee expenses totaling $4.2 million, $4.3 million, and $3.8 million during the years ended December 31, 2024, 2023, and 2022, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $2.6 million, $2.5 million, and $2.3 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

The following table represents amounts due from the Company to CTO (in thousands):

	As of
Description	December 31, 2024	December 31, 2023
Management Fee due to CTO	$1,098	$1,062
Other	28	(10)
Total (1)	$1,126	$1,052
(1)	Included in accrued expenses, see Note 11, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

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

f-33

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

f-34

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

Revenue Sharing Agreement

On December 4, 2023, CTO entered into an asset management agreement directly with the borrower under the Mortgage Note (as described in Note 4, “Commercial Loans and Investments”) to manage the portfolio of assets secured by the Mortgage Note. The Company entered into a revenue sharing agreement with CTO whereby the Company is expected to receive a share of the asset management fees, disposition management fees, leasing commissions, and other fees related to CTO’s management and administration of the portfolio (the “Revenue Sharing Agreement”). The Company’s share of the fees under the Revenue Sharing Agreement will be based on fees earned by CTO associated with the single tenant properties within the portfolio, which are earned as services are rendered. During the years ended December 31, 2024 and 2023, the Company recognized $0.5 million and less than $0.1 million of revenue pursuant to the Revenue Sharing Agreement, which is included in other revenue on the Company’s consolidated statement of operations.

NOTE 20.      COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

CONTRACTUAL COMMITMENTS – EXPENDITURES

The Company is committed to fund five construction loans as described in Note 4, “Commercial Loans and Investments”. The unfunded portion of the construction loans totaled $7.4 million as of December 31, 2024.

Pursuant to a certain lease agreement executed during the year ended December 31, 2024, the Company is committed to funding $5.0 million in tenant improvements for a property which capital expenditure is expected to be funded within one year.

NOTE 21.      BUSINESS SEGMENT DATA

The Company operates in two primary business segments: income properties and commercial loans and investments.

Our income property operations consist of lease income from income producing properties and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 82% and 89% of our identifiable assets as of December 31, 2024 and 2023, respectively, and 88.1%, 98.5%, and 100% of our consolidated revenues for the years ended December 31, 2024, 2023, and 2022, respectively. Our commercial loans and investment operations accounted for 15% and 7% of our identifiable assets as of December 31, 2024 and 2023,

f-35

respectively, and 11.0%, 1.4%, and 0.0% of our consolidated revenues for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, our commercial loans investment portfolio consisted of nine commercial loan investments.

The Company’s CODM evaluates segment performance based on total revenues less direct costs of revenues when making decisions about allocating capital to the segments. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skill.

Information about the Company’s operations in different segments for the year ended December 31, 2024 is as follows (in thousands):

	For the Year Ended December 31, 2024
	Income Properties	Commercial Loans and Investments	Total
Revenues:
Lease Income	$46,005	$—	$46,005
Interest Income from Commercial Loans and Investments	—	5,761	5,761
Total Revenues for Reportable Segments	46,005	5,761	51,766

Reconciliation to Consolidated Revenues
Other Revenues			461
Total Consolidated Revenues			$52,227

Operating Expenses:
Real Estate Expenses	7,793	—	7,793
Total Revenues Less Direct Costs of Revenues	38,212	5,761	43,973
Provision for Impairment	1,141	552	1,693
Depreciation and Amortization	25,594	—	25,594
Total Revenues Less Operating Expenses for Reportable Segments	11,477	5,209	16,686
Gain on Disposition of Assets	3,443	—	3,443
Net Income From Operations for Reportable Segments	14,920	5,209	20,129

Reconciliation to Consolidated Net Income
Other Revenues			461
General and Administrative Expenses			(6,575)
Investment and Other Income			247
Interest Expense			(12,008)
Consolidated Net Income			$2,254

f-36

Information about the Company’s operations in different segments for the year ended December 31, 2023 is as follows (in thousands):

	For the Year Ended December 31, 2023
	Income Properties	Commercial Loans and Investments	Total
Revenues:
Lease Income	$44,967	$—	$44,967
Interest Income from Commercial Loans and Investments	—	637	637
Total Revenues for Reportable Segments	44,967	637	45,604

Reconciliation to Consolidated Revenues
Other Revenues			40
Total Consolidated Revenues			$45,644

Operating Expenses:
Real Estate Expenses	6,580	—	6,580
Total Revenues Less Direct Costs of Revenues	38,387	637	39,024
Provision for Impairment	2,864	356	3,220
Depreciation and Amortization	25,758	—	25,758
Total Revenues Less Operating Expenses for Reportable Segments	9,765	281	10,046
Gain on Disposition of Assets	9,334	—	9,334
Net Income From Operations for Reportable Segments	19,099	281	19,380

Reconciliation to Consolidated Net Income
Other Revenues			40
General and Administrative Expenses			(6,301)
Gain on Extinguishment of Debt			23
Investment and Other Income			289
Interest Expense			(10,165)
Consolidated Net Income			$3,266

f-37

Information about the Company’s operations in different segments for the year ended December 31, 2022 is as follows (in thousands):

	For the Year Ended December 31, 2022
	Income Properties	Commercial Loans and Investments	Total
Revenues:
Lease Income	$45,191	$—	$45,191
Interest Income from Commercial Loans and Investments	—	—	—
Total Revenues for Reportable Segments	45,191	—	45,191

Reconciliation to Consolidated Revenues
Other Revenues			—
Total Consolidated Revenues			$45,191

Operating Expenses:
Real Estate Expenses	5,435	—	5,435
Total Revenues Less Direct Costs of Revenues	39,756	—	39,756
Provision for Impairment	—	—	—
Depreciation and Amortization	23,564	—	23,564
Total Revenues Less Operating Expenses for Reportable Segments	16,192	—	16,192
Gain on Disposition of Assets	33,801	—	33,801
Net Income From Operations for Reportable Segments	49,993	—	49,993

Reconciliation to Consolidated Net Income
General and Administrative Expenses			(5,784)
Loss on Extinguishment of Debt			(727)
Investment and Other Income			12
Interest Expense			(9,539)
Consolidated Net Income			$33,955

Capital expenditures of each segment as of December 31, 2024, 2023, and 2022 are as follows (in thousands):

	Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Capital Expenditures:
Income Properties	$74,524	$84,465	$189,148
Commercial Loans and Investments	57,851	35,419	—
Total Capital Expenditures	$132,375	$119,884	$189,148

f-38

Identifiable assets of each segment as of December 31, 2024 and 2023 are as follows (in thousands):

	As of
	December 31, 2024	December 31, 2023
Identifiable Assets:
Income Properties	$497,765	$503,151
Commercial Loans and Investments	92,358	37,384
Other Revenue	17	—
Corporate and Other	14,855	24,025
Total Assets	$604,995	$564,560

Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Corporate and other assets consist primarily of cash and restricted cash as well as the interest rate swaps.

NOTE 22.      SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through February 6, 2025, the date the consolidated financial statements were issued. There were no reportable subsequent events or transactions.

f-39