Form 10-Q
period 2025-03-31
Alpine Income Property Trust, Inc.
filed 2025-04-24
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the registrant’s common stock outstanding on April 17, 2025 was 14,266,722.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	March 31, 2025 (Unaudited)	December 31, 2024
ASSETS
Real Estate:
Land, at Cost	$146,551	$147,912
Building and Improvements, at Cost	358,657	341,955
Total Real Estate, at Cost	505,208	489,867
Less, Accumulated Depreciation	(48,055)	(45,850)
Real Estate—Net	457,153	444,017
Assets Held for Sale	7,427	2,254
Commercial Loans and Investments	110,009	89,629
Cash and Cash Equivalents	6,138	1,578
Restricted Cash	5,434	6,373
Intangible Lease Assets—Net	46,060	43,925
Straight-Line Rent Adjustment	1,661	1,485
Other Assets	13,515	15,734
Total Assets	$647,397	$604,995
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$8,507	$8,445
Prepaid Rent and Deferred Revenue	3,684	2,412
Intangible Lease Liabilities—Net	4,326	4,774
Obligation Under Participation Agreement	10,584	11,403
Long-Term Debt—Net	356,511	301,466
Total Liabilities	383,612	328,500
Commitments and Contingencies—See Note 20
Equity:
Preferred Stock, $0.01 par value per share, 100 million shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common Stock, $0.01 par value per share, 500 million shares authorized, 14,418,673 shares issued and outstanding as of March 31, 2025 and 14,691,982 shares issued and outstanding as of December 31, 2024	144	147
Additional Paid-in Capital	257,290	261,831
Dividends in Excess of Net Income	(21,048)	(15,722)
Accumulated Other Comprehensive Income	4,563	6,771
Stockholders' Equity	240,949	253,027
Noncontrolling Interest	22,836	23,468
Total Equity	263,785	276,495
Total Liabilities and Equity	$647,397	$604,995

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenues:
Lease Income	$11,826	$11,464
Interest Income from Commercial Loans and Investments	2,301	903
Other Revenue	79	99
Total Revenues	14,206	12,466
Operating Expenses:
Real Estate Expenses	2,034	1,928
General and Administrative Expenses	1,716	1,542
Provision for Impairment	2,031	31
Depreciation and Amortization	7,307	6,382
Total Operating Expenses	13,088	9,883
Gain on Disposition of Assets	1,151	—
Net Income From Operations	2,269	2,583
Investment and Other Income	45	69
Interest Expense	(3,592)	(2,935)
Net Loss	(1,278)	(283)
Less: Net Loss Attributable to Noncontrolling Interest	99	23
Net Loss Attributable to Alpine Income Property Trust, Inc.	$(1,179)	$(260)

Per Common Share Data:
Net Loss Attributable to Alpine Income Property Trust, Inc.
Basic and Diluted	$(0.08)	$(0.02)

Weighted Average Number of Common Shares:
Basic	14,628,921	13,621,208
Diluted	15,852,775	14,845,062

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net Loss	$(1,278)	$(283)
Other Comprehensive Income (Loss)
Cash Flow Hedging Derivative - Interest Rate Swaps	(2,393)	2,355
Total Other Comprehensive Income (Loss)	(2,393)	2,355
Total Comprehensive Income (Loss)	$(3,671)	$2,072
Less: Comprehensive (Income) Loss Attributable to Noncontrolling Interest
Net Loss Attributable to Noncontrolling Interest	99	23
Other Comprehensive (Income) Loss Attributable to Noncontrolling Interest	185	(194)
Comprehensive (Income) Loss Attributable to Noncontrolling Interest	284	(171)
Comprehensive Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$(3,387)	$1,901

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

For the three months ended March 31, 2025:

	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2025	$147	$261,831	$(15,722)	$6,771	$253,027	$23,468	$276,495
Net Loss	—	—	(1,179)	—	(1,179)	(99)	(1,278)
Stock Repurchases	(3)	(4,479)	—	—	(4,482)	—	(4,482)
Stock Issuance to Directors	—	9	—	—	9	—	9
Payment of Equity Issuance Costs	—	(71)	—	—	(71)	—	(71)
Cash Dividends ($0.285 per share)	—	—	(4,147)	—	(4,147)	(348)	(4,495)
Other Comprehensive Loss	—	—	—	(2,208)	(2,208)	(185)	(2,393)
Balance March 31, 2025	$144	$257,290	$(21,048)	$4,563	$240,949	$22,836	$263,785

For the three months ended March 31, 2024:

	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2024	$137	$243,690	$(2,359)	$9,275	$250,743	$24,870	$275,613
Net Loss	—	—	(260)	—	(260)	(23)	(283)
Stock Repurchases	(1)	(774)	—	—	(775)	—	(775)
Stock Issuance to Directors	—	79	—	—	79	—	79
Payment of Equity Issuance Costs	—	(51)	—	—	(51)	—	(51)
Cash Dividends ($0.275 per share)	—	—	(3,745)	—	(3,745)	(337)	(4,082)
Other Comprehensive Income	—	—	—	2,161	2,161	194	2,355
Balance March 31, 2024	$136	$242,944	$(6,364)	$11,436	$248,152	$24,704	$272,856

The accompanying notes are an integral part of these consolidated financial statements

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash Flow From Operating Activities:
Net Loss	$(1,278)	$(283)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Depreciation and Amortization	7,307	6,382
Amortization of Intangible Lease Assets and Liabilities to Lease Income	(80)	(110)
Amortization of Deferred Financing Costs to Interest Expense	190	180
Accretion of Commercial Loans and Investments Origination Fees	(80)	(29)
Gain on Disposition of Assets	(1,151)	—
Provision for Impairment	2,031	31
Non-Cash Compensation	95	79
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(131)	(65)
Other Assets	(331)	(416)
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	57	506
Prepaid Rent and Deferred Revenue	1,272	485
Net Cash Provided By Operating Activities	7,901	6,760
Cash Flow From Investing Activities:
Acquisition of Real Estate, Including Capitalized Expenditures	(39,988)	(1,138)
Proceeds from Disposition of Assets	11,149	—
Acquisition of Commercial Loans and Investments	(21,383)	(3,597)
Principal Payments Received on Commercial Loans and Investments	875	630
Payments on Participation Obligation	(819)	—
Net Cash Used In Investing Activities	(50,166)	(4,105)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	56,500	6,000
Payments on Long-Term Debt	(1,500)	(9,500)
Cash Paid for Loan Fees	(66)	—
Repurchase of Common Stock	(4,482)	(775)
Payment of Equity Issuance Costs	(71)	(51)
Dividends Paid	(4,495)	(4,082)
Net Cash Provided By (Used In) Financing Activities	45,886	(8,408)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	3,621	(5,753)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	7,951	13,731
Cash and Cash Equivalents and Restricted Cash, End of Period	$11,572	$7,978

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$6,138	$5,145
Restricted Cash	5,434	2,833
Total Cash	$11,572	$7,978

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$3,173	$2,787

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain (Loss) on Cash Flow Hedge	$(2,393)	$2,355

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

Our income property portfolio consists of 134 net leased properties located in 35 states. The properties in our portfolio are primarily subject to long-term, net leases, which generally require the tenant to pay directly or reimburse us for property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. The Company may also acquire or originate commercial loans and investments. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate. As more fully described in Note 4, “Commercial Loans and Investments,” the three Tampa Properties (defined in Note 4 below), which were purchased during the year ended December 31, 2024 through a sale-leaseback transaction that includes a tenant repurchase option are, for GAAP purposes, accounted for as a financing arrangement. However, as the Tampa Properties constitute real estate assets for both legal and tax purposes, we include the Tampa Properties in the property portfolio when describing our property portfolio and for purposes of providing statistics related thereto.

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

ORGANIZATION

The Company is a Maryland corporation that was formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering (“IPO”). We are externally managed by our Manager and conduct the substantial majority of our operations through Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of March 31, 2025, we have a total ownership interest in the Operating Partnership of 92.2%, with CTO holding, directly and indirectly, a 7.8% ownership interest in the Operating Partnership. Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) oversees our business and affairs.

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

REAL ESTATE

The Company’s real estate assets are comprised of the properties in its portfolio, and are stated at cost, less accumulated depreciation and amortization. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to the applicable property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the three months ended March 31, 2025 and 2024, was $4.8 million and $4.2 million, respectively.

LONG-LIVED ASSETS

 The Company follows FASB ASC Topic 360-10, Property, Plant, and Equipment, in conducting its impairment analyses. The Company reviews the recoverability of long-lived assets, primarily real estate, and real estate held for sale, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of situations considered to be triggering events include: a substantial decline in operating cash flows during the period, a current or projected loss from operations, a property not fully leased or leased at rates that are less than current market rates, and any other quantitative or qualitative events deemed significant by management. Long-lived assets are evaluated for impairment by using an undiscounted cash flow approach, which considers future estimated capital expenditures. Impairment of long-lived assets is measured at the difference of carrying value and fair value less cost to sell.

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

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of March 31, 2025 and December 31, 2024, the Company’s allowance for doubtful accounts totaled $0.4 million and $0.3 million, respectively.

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

Sales of participations in commercial loans and investments are evaluated for achievement of the characteristics of participating interest pursuant to ASC 860, Transfers and Servicing. If the sale of a participation has all of the characteristics of a participating interest, it achieves sale accounting, and the commercial loan or investment is presented net of the participating interest. If the sale of a participation does not have all of the characteristics of a participating interest, it does not achieve sale accounting and is treated as a secured borrowing. The Company’s participation in commercial loans and investments purchased by a third-party did not achieve sale accounting and has been presented as an Obligation under Participation Agreement within the liabilities portion of the Company’s consolidated balance sheets.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of March 31, 2025 and December 31, 2024 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of cash and cash equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

RESTRICTED CASH

Restricted cash totaled $5.4 million as of March 31, 2025, of which $2.4 million is being held in two escrow accounts to be reinvested through the like-kind exchange structure into other income properties and $3.0 million is being held in interest, real estate tax, insurance, and/or capital expenditure reserve accounts related to the Company’s portfolio of commercial loans and investments.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable included in other assets, accounts payable, and accrued expenses and other liabilities at March 31, 2025 and December 31, 2024, approximate fair value because of the short maturity of these instruments. The carrying value of the Credit Facility, hereinafter defined, approximates current market rates for revolving credit arrangements with similar risks and maturities. The Company estimates the fair value of its commercial loans and investments and term loans based on incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt. The discount rate used to calculate the fair value of debt approximates current lending rates for loans and assumes the debt is outstanding through maturity. Since such amounts are estimates that are based on limited available market information for similar transactions, which is a Level 2 non-recurring measurement, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

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

CONCENTRATION OF CREDIT RISK

Certain individual tenants in the Company’s portfolio of properties accounted for more than 10% of lease income from the Company’s income properties during the three months ended March 31, 2025 and 2024.

During the three months ended March 31, 2025, Dick’s Sporting Goods accounted for 12% of lease income revenue. During the three months ended March 31, 2024, Walgreens accounted for 11% of lease income revenue.

As of March 31, 2025, 10% of the Company’s income property portfolio, based on square footage, was located in each of the states of New Jersey and Michigan. As of December 31, 2024, 11% of the Company’s income property portfolio, based on square footage, was located in each of the states of New Jersey and Michigan.

NOTE 3. PROPERTY PORTFOLIO

As of March 31, 2025, the Company’s income property portfolio consisted of 134 properties, including three properties classified as commercial loans and investments, with total square footage of 4.1 million.

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

The components of leasing revenue are as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Lease Income
Lease Payments	$10,200	$9,862
Variable Lease Payments	1,626	1,602
Total Lease Income	$11,826	$11,464

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to March 31, 2025, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2025	$31,513
2026	41,578
2027	38,278
2028	33,775
2029	29,306
2030	25,778
2031 and Thereafter (Cumulative)	110,320
Total	$310,548

2025 Activity. During the three months ended March 31, 2025, the Company acquired three properties for a combined purchase price of $39.7 million, or a cost of $39.9 million including capitalized acquisition costs. The properties are located in three different states, leased to three different tenants, and had a weighted average remaining lease term of 14.3 years at the time of acquisition. Of the total acquisition cost, $4.7 million was allocated to land, $28.8 million was allocated to buildings and improvements, and $6.4 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value. The weighted average amortization period for the intangible assets was 14.1 years at acquisition.

During the three months ended March 31, 2025, the Company sold three properties for an aggregate sales price of $11.7 million, generating aggregate gains on sale of $1.2 million.

2024 Activity. During the three months ended March 31, 2024, the Company acquired one land parcel, for which the Company already owned the property leased to CVS in Baton Rouge, Louisiana, for a purchase price of $1.0 million.

No properties were sold during the three months ended March 31, 2024.

NOTE 4. COMMERCIAL LOANS AND INVESTMENTS

2025 Activity. During the three months ended March 31, 2025, the Company originated two commercial loans for an investment volume of $21.7 million at a weighted average initial cash yield of 9.6%. Additionally, during the three months ended March 31, 2025, the Company amended four existing commercial loan investments whereby certain maturity dates were extended and two loan investments total face amounts were upsized by an aggregate of $17.8 million. In the aggregate, during the three months ended March 31, 2025, commercial loan and investment activity totaled $39.5 million at a weighted average initial cash yield of 9.5%.

2024 Activity. During the three months ended March 31, 2024, the Company originated one commercial loan for an investment volume of $7.2 million at a weighted average initial cash yield of 11.3%.

Other Activity. During the year ended December 31, 2024, the Company acquired three single-tenant income properties (the “Tampa Properties”) in the greater Tampa Bay, Florida area, which acquisition was structured as a sale-leaseback transaction whereby the Company entered into three new 30-year lease agreements which include annual base rent escalations and a repurchase right by the tenant upon completion of the fifth lease year, i.e., on August 1, 2029. Pursuant to FASB ASC Topic 842, Leases, the future repurchase rights present in the lease agreements preclude the transaction from being accounted for as a real estate acquisition. Accordingly, for GAAP purposes, the acquisition of the Tampa Properties is accounted for as a financing arrangement, and the related assets and corresponding revenue are included in the Company’s commercial loans and investments on its consolidated balance sheets and consolidated statements of operations. The Company has imputed interest on the 30-year leases which is recognized as interest income from commercial loans and investments on the accompanying consolidated statements of operations.

During the year ended December 31, 2023, the Company originated a $24.0 million first mortgage secured by a portfolio of assets and related improvements (the “Mortgage Note”). The Mortgage Note is being repaid by the borrower as the underlying assets within the portfolio are sold. During the year ended December 31, 2024, the Company sold a $13.6 million A-1 participation interest (the “Loan Participation Sale”) in its Mortgage Note, which is entitled to an 8.0% yield on its respective portion of the outstanding principal balance and has priority preference with respect to all principal and interest payments of the Mortgage Note. This sale did not achieve sale accounting pursuant to ASC 860, Transfers and Servicing, and accordingly, is treated as a secured borrowing. See Note 12, “Obligation Under Participation Agreement” for further information. As of March 31, 2025, after adjusting for the Loan Participation Sale, the Company’s remaining investment in the Mortgage Note is $9.7 million.

The Company’s commercial loans and investments were comprised of the following at March 31, 2025 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – Wawa Land Development – Greenwood, IN	July 2023	July 2026	$14,800	$7,155	$7,149	9.25%
Construction Loan – Wawa Land Development – Antioch, TN	October 2023	October 2026	6,825	4,709	4,695	9.50%
Mortgage Note – Portfolio	November 2023	November 2026	24,000	20,321	20,256	9.00%
Construction Loan – Retail Outparcels – Lawrenceville, GA	January 2024	January 2026	7,200	6,618	6,581	11.25%
Construction Loan – Wawa Land Development – Mount Carmel, OH	June 2024	September 2026	6,127	5,810	5,787	11.50%
Sale-Leaseback - Bradenton Beach, FL	August 2024	August 2029 (1)	9,608	9,569	9,569	8.30%
Sale-Leaseback - Anna Maria, FL	August 2024	August 2029 (1)	16,408	16,341	16,341	8.30%
Sale-Leaseback - Long Boat Key, FL	August 2024	August 2029 (1)	5,408	5,386	5,386	8.30%
Construction Loan – Publix Land Development – Charlotte, NC	September 2024	September 2025	28,600	22,952	22,873	9.50%
Mortgage Note – At Home Plaza - North Canton, OH	March 2025	March 2028	6,200	6,200	6,200	8.65%
Construction Loan – Retail Land Development – Palm City, FL	March 2025	March 2027	15,500	6,441	6,287	10.00%
			$140,676	$111,502	$111,124
CECL Reserve					(1,115)
Total Commercial Loans and Investments					$110,009
(1)	The maturity date reflects the date the tenant’s repurchase right first becomes exercisable pursuant to the lease agreement.

The Company’s commercial loans and investments were comprised of the following at December 31, 2024 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – Wawa Land Development – Greenwood, IN	July 2023	July 2025	$7,800	$7,149	$7,138	9.25%
Construction Loan – Wawa Land Development – Antioch, TN	October 2023	October 2025	6,825	4,694	4,673	9.50%
Mortgage Note – Portfolio	November 2023	November 2026	24,000	21,140	21,066	9.00%
Construction Loan – Retail Outparcels – Lawrenceville, GA	January 2024	January 2026	7,200	6,618	6,569	11.25%
Construction Loan – Wawa Land Development – Mount Carmel, OH	June 2024	September 2025	6,127	5,196	5,162	11.50%
Sale-Leaseback - Bradenton Beach, FL	August 2024	August 2029 (1)	9,608	9,586	9,586	8.30%
Sale-Leaseback - Anna Maria, FL	August 2024	August 2029 (1)	16,408	16,371	16,371	8.30%
Sale-Leaseback - Long Boat Key, FL	August 2024	August 2029 (1)	5,408	5,396	5,396	8.30%
Construction Loan – Publix Land Development – Charlotte, NC	September 2024	September 2025	17,760	14,640	14,576	9.50%
			$101,136	$90,790	$90,537
CECL Reserve					(908)
Total Commercial Loans and Investments					$89,629
(1)	The maturity date reflects the date the tenant’s repurchase right first becomes exercisable pursuant to the lease agreement.

The carrying value of the commercial loans and investments consisted of the following at March 31, 2025 and December 31, 2024 (in thousands).

	As of
	March 31, 2025	December 31, 2024
Current Face Amount	$111,502	$90,790
Unaccreted Origination Fees	(378)	(253)
CECL Reserve	(1,115)	(908)
Total Commercial Loans and Investments	$110,009	$89,629

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$6,138	$6,138	$1,578	$1,578
Restricted Cash - Level 1	$5,434	$5,434	$6,373	$6,373
Commercial Loans and Investments - Level 2	$110,009	$120,753	$89,629	$98,830
Obligation Under Participation Agreement - Level 2	$10,584	$10,719	$11,403	$11,558
Long-Term Debt - Level 2	$356,511	$351,205	$301,466	$294,808

The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following tables present the fair value of assets measured on a recurring basis by level as of March 31, 2025 and December 31, 2024 (in thousands). See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
2026 Term Loan Interest Rate Swap (1)	$2,101	$—	$2,101	$—
2027 Term Loan Interest Rate Swap (2)	$3,061	$—	$3,061	$—
Credit Facility Interest Rate Swap (3)	$532	$—	$532	$—
December 31, 2024
2026 Term Loan Interest Rate Swap	$2,811	$—	$2,811	$—
2027 Term Loan Interest Rate Swap	$4,090	$—	$4,090	$—
Credit Facility Interest Rate Swap	$1,186	$—	$1,186	$—
(1)	As of March 31, 2025, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100.0 million 2026 Term Loan (hereinafter defined) balance. See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(2)	As of March 31, 2025, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100.0 million 2027 Term Loan (hereinafter defined) balance. See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(3)	As of March 31, 2025, the Company utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus 0.10% and the applicable spread on $50.0 million of the outstanding balance on the Credit Facility (hereinafter defined). See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

NOTE 6. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs. Intangible assets and liabilities consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	As of
	March 31, 2025	December 31, 2024
Intangible Lease Assets:
Value of In-Place Leases	$50,210	$48,768
Value of Above Market In-Place Leases	2,266	2,142
Value of Intangible Leasing Costs	20,116	19,091
Sub-total Intangible Lease Assets	72,592	70,001
Accumulated Amortization	(26,532)	(26,076)
Sub-total Intangible Lease Assets—Net	46,060	43,925
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(6,612)	(6,986)
Sub-total Intangible Lease Liabilities	(6,612)	(6,986)
Accumulated Amortization	2,286	2,212
Sub-total Intangible Lease Liabilities—Net	(4,326)	(4,774)
Total Intangible Assets and Liabilities—Net	$41,734	$39,151

The following table reflects the net amortization of intangible assets and liabilities during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Amortization Expense	$2,519	$2,165
Accretion to Properties Revenue	(80)	(110)
Net Amortization of Intangible Assets and Liabilities	$2,439	$2,055

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Expense	Future Accretion to Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2025	$6,259	$(473)	$5,786
2026	8,072	(637)	7,435
2027	6,796	(659)	6,137
2028	5,276	(454)	4,822
2029	4,577	(298)	4,279
2030	3,876	(197)	3,679
2031 and Thereafter	9,751	(155)	9,596
Total	$44,607	$(2,873)	$41,734

As of March 31, 2025, the weighted average amortization period of both the total intangible assets and liabilities was 9.1 years.

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

During the three months ended March 31, 2025, the Company recorded a $1.8 million impairment charge primarily related to the provision for losses related to two retail properties, leased to Walgreens, within the Company’s income properties segment, which are classified as held for sale. The impairment charge of $1.8 million is equal to the estimated sales prices for these assets pursuant to purchase and sale agreements executed during the three months ended March 31, 2025, less the book value of the assets as of March 31, 2025, less estimated costs to sell.

There were no impairment charges on the Company’s income property portfolio during the three months ended March 31, 2024.

Commercial Loans and Investments. The Company evaluates the collectability of its commercial loans and investments on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company accounts for provisions for expected credit losses in accordance with ASC Topic 326, Measurement of Credit Losses on Financial Instruments. Changes in the Company’s allowance for credit losses are presented within the provision for impairment in the accompanying consolidated statements of operations.

During the three months ended March 31, 2025 and 2024, the Company recorded a charge of $0.2 million and less than $0.1 million, respectively, representing the provision for credit losses related to our commercial loans and investments. The impairment charges were driven by the initial estimated CECL allowance based on our investment activity during the three months ended March 31, 2025 and 2024. We are unable to use historical data to estimate expected credit losses as we have incurred no losses to date. Management utilizes a loss-rate method and considers macroeconomic factors to estimate its CECL allowance, which is calculated based on the amortized cost basis of the commercial loans.

NOTE 8. OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Tenant Receivables—Net of Allowance for Doubtful Accounts (1)	$1,260	$1,517
Prepaid Insurance	709	1,042
Prepaid Expenses, Deposits, and Other	1,846	1,042
Deferred Financing Costs—Net	772	850
Interest Rate Swaps	5,773	8,087
Operating Leases - Right-of-Use Asset (2)	3,155	3,196
Total Other Assets	$13,515	$15,734
(1)	Includes a $0.4 million and $0.3 million allowance for doubtful accounts as of March 31, 2025 and December 31, 2024, respectively.
(2)	See Note 9, “Operating Land Leases” for further disclosure related to the Company’s right-of-use asset balance as of March 31, 2025.

NOTE 9. OPERATING LAND LEASES

The Company is the lessee under operating land leases for certain of its properties. FASB ASC Topic 842, Leases, requires a lessee to recognize right-of-use assets and lease liabilities that arise from leases, whether qualifying as an operating or finance lease. As of March 31, 2025 and December 31, 2024, the Company’s right-of-use assets totaled $3.2 million and the corresponding lease liabilities totaled $3.2 million, which balances are reflected within other assets and accounts payable, accrued expenses, and other liabilities, respectively, on the consolidated balance sheets. The right-of-use assets and lease liabilities are measured based on the present value of the lease payments utilizing discount rates estimated to be equal to that which the Company would pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

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

Amortization of right-of-use assets for operating land leases is recognized on a straight-line basis over the term of the lease and is included within real estate expenses in the consolidated statements of operations. Amortization totaled less than $0.1 million during each of the three months ended March 31, 2025 and 2024.

The following table reflects a summary of operating land leases, under which the Company is the lessee, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating Cash Outflows	$73	$46
Weighted Average Remaining Lease Term	22.3	7.2
Weighted Average Discount Rate	4.2%	2.0%

Minimum future lease payments under non-cancelable operating land leases, having remaining terms in excess of one year subsequent to March 31, 2025, are summarized as follows (in thousands):

Year Ending December 31,
Remainder of 2025	$227
2026	311
2027	320
2028	320
2029	320
2030	320
2031 and Thereafter	3,789
Total Lease Payments	$5,607
Imputed Interest	(2,408)
Operating Leases – Liability	$3,199

NOTE 10. ASSETS HELD FOR SALE

Assets held for sale consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Real Estate—Net	$10,174	$4,068
Intangible Lease Assets—Net	958	409
Intangible Lease Liabilities—Net	(213)	(39)
Straight-Line Rent Adjustment	69	84
Other Assets	5	6
Assets Prior to Provision for Impairment	$10,993	$4,528
Less Provision for Impairment	(3,566)	(2,274)
Total Assets Held for Sale	$7,427	$2,254

NOTE 11. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

Accounts payable, accrued expenses, and other liabilities consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Accounts Payable	$69	$40
Accrued Expenses	3,228	3,308
Tenant Security Deposits	163	140
Due to CTO	1,138	1,126
Interest Rate Swaps	79	—
Loan Reserves	631	601
Operating Leases - Liability (1)	3,199	3,230
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$8,507	$8,445
(1)	See Note 9, “Operating Land Leases” for further disclosure related to the Company’s operating lease liability balance as of March 31, 2025.

NOTE 12. OBLIGATION UNDER PARTICIPATION AGREEMENT

As discussed in Note 2, “Summary of Significant Accounting Policies,” the Company follows the guidance in FASB Topic ASC 860, Transfers and Servicing when accounting for participation in commercial loans and investments. ASC 860 states, if the sale of a participation does not have all of the characteristics of a participating interest, it does not achieve sale accounting and is treated as a secured borrowing and accordingly, the original commercial loan investment remains on the Company’s consolidated balance sheets and the proceeds are recorded as an obligation under participation agreement. As described in Note 4, “Commercial Loans and Investments”, the Company’s Loan Participation Sale for $13.6 million at an 8.0% interest rate did not achieve sale accounting. As of March 31, 2025, the Company’s obligation under participation agreement had a face value of $10.6 million, and the carrying value of the loan that is associated with this obligation under participation agreement was $10.5 million, net of a CECL reserve of $0.1 million. As of December 31, 2024, the Company’s obligation under participation agreement had a face value of $11.4 million, and the carrying value of the loan that is associated with this obligation under participation agreement was $11.3 million, net of a CECL reserve of $0.1 million.

NOTE 13. LONG-TERM DEBT

As of March 31, 2025, the Company’s outstanding indebtedness, at face value, was as follows:

	Face Value Debt (in thousands)	Stated Interest Rate	Wtd. Avg. Rate as of March 31, 2025	Maturity Date
Credit Facility (1)	$157,000	SOFR + 0.10% + [1.25% - 2.20%]	5.63%	January 2027
2026 Term Loan (2)	100,000	SOFR + 0.10% + [1.35% - 1.95%]	3.65%	May 2026
2027 Term Loan (3)	100,000	SOFR + 0.10% + [1.25% - 1.90%]	3.60%	January 2027
Total Debt/Weighted-Average Rate	$357,000		4.51%
(1)	As of March 31, 2025, the Company utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus 0.10% and the applicable spread on $50 million of the outstanding balance on the Credit Facility (hereinafter defined). See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(2)	As of March 31, 2025, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan (hereinafter defined) balance. See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(3)	As of March 31, 2025, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2027 Term Loan (hereinafter defined) balance. See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

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

At March 31, 2025, the commitment level under the Credit Facility was $250.0 million and the Company had an outstanding balance of $157.0 million. The available borrowing capacity, subject to borrowing base restrictions, was $56.4 million as of March 31, 2025.

2026 Term Loan. On May 21, 2021, the Operating Partnership, the Company and certain subsidiaries of the Company entered into a credit agreement (the “2026 Term Loan Credit Agreement”) with Truist Bank, N.A. as administrative agent, and certain other lenders named therein, for a term loan (the “2026 Term Loan”) in an aggregate principal amount of $60.0 million with a maturity of five years. On April 14, 2022, the Company entered into the Amendment, Increase and Joinder to the 2026 Term Loan Credit Agreement (the “2026 Term Loan Amendment”), which increased the term loan commitment under the 2026 Term Loan by $40.0 million to an aggregate of $100.0 million. The 2026 Term Loan Amendment also effectuated the transition of the underlying variable interest rate from LIBOR to SOFR.

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

Long-term debt as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025		December 31, 2024
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$157,000	$—	$102,000	$—
2026 Term Loan	100,000	—	100,000	—
2027 Term Loan	100,000	—	100,000	—
Financing Costs, net of Accumulated Amortization	(489)	—	(534)	—
Total Long-Term Debt	$356,511	$—	$301,466	$—

Payments applicable to reduction of principal amounts as of March 31, 2025 will be required as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2025	$—
2026	100,000
2027	257,000
2028	—
2029	—
2030	—
2031 and Thereafter	—
Total Long-Term Debt - Face Value	$357,000

The carrying value of long-term debt as of March 31, 2025 consisted of the following (in thousands):

Total
Current Face Amount	$357,000
Financing Costs, net of Accumulated Amortization	(489)
Total Long-Term Debt	$356,511

In addition to the $0.5 million of financing costs, net of accumulated amortization included in the table above, as of March 31, 2025, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $0.8 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Interest Expense	$3,188	$2,755
Interest Expense from Obligation Under Participation Agreement	214	—
Amortization of Deferred Financing Costs to Interest Expense	190	180
Total Interest Expense	$3,592	$2,935

Total Interest Paid	$3,173	$2,787

The Company was in compliance with all of its debt covenants as of March 31, 2025.

NOTE 14. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the three months ended March 31, 2025 and 2024. Accordingly, the changes in fair value on the interest rate swaps have been classified in other comprehensive income. The fair value of the interest rate swap agreements are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

Information related to the Company’s interest rate swap agreements is noted below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value as of March 31, 2025
2026 Term Loan (1)	5/21/2021	5/21/2026	2.05% + 0.10% + applicable spread	$100,000	$2,101
2027 Term Loan (2)	11/29/2024	1/31/2027	1.61%+ 0.10% + applicable spread	$80,000	$3,115
2027 Term Loan (3)	9/30/2022	1/31/2027	3.84%+ 0.10% + applicable spread	$20,000	$(54)
Credit Facility (4)	3/1/2023	3/1/2028	3.21%+ 0.10%+ applicable spread	$50,000	$532
(1)	As of March 31, 2025, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100.0 million 2026 Term Loan balance. The weighted average fixed interest rate of 2.05%, is comprised of: (i) rate swaps on $60.0 million of the 2026 Term Loan balance effective May 21, 2021, as amended on April 14, 2022 in connection with the 2026 Term Loan Amendment, to fix SOFR (prior to April 14, 2022, the swap was to fix LIBOR), and (ii) a rate swap on $40.0 million of the 2026 Term Loan Balance effective September 30, 2022, to fix SOFR.
(2)	As of March 31, 2025, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 1.61% plus 0.10% and the applicable spread on $80.0 million of the $100.0 million 2027 Term Loan balance.
(3)	As of March 31, 2025, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.84% plus 0.10% and the applicable spread on $20.0 million of the $100.0 million 2027 Term Loan balance.
(4)	As of March 31, 2025, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus 0.10% and the applicable spread on $50.0 million of the outstanding balance on the Credit Facility.

The use of interest rate swap agreements carries risks, including the risk that the counterparties to these agreements are not able to perform. To mitigate this risk, the Company enters into interest rate swap agreements with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not currently anticipate that any of the counterparties to the Company’s interest rate swap agreements will fail to meet their obligations. As of March 31, 2025 and December 31, 2024, there were no events of default related to the Company's interest rate swap agreements.

Subsequent to March 31, 2025, on April 4, 2025, the Company entered into an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.43% plus 0.10% and the applicable spread on $50.0 million of the outstanding balance on the Credit Facility.

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

On October 21, 2022, the Company implemented a $150.0 million “at-the-market” equity offering program (the “2022 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. The Company was not active under the 2022 ATM Program during the three months ended March 31, 2025 and 2024. During the year ended December 31, 2024, the Company sold 1,059,271 shares under the 2022 ATM Program for gross proceeds of $19.1 million at a weighted average price of $18.04 per share, generating net proceeds of $18.8 million after deducting transaction fees totaling $0.3 million. During the year ended December 31, 2023, the Company sold 665,929 shares under the 2022 ATM Program for gross proceeds of $12.6 million at a weighted average price of $18.96 per share, generating net proceeds of $12.4 million after deducting transaction fees totaling $0.2 million. During the year ended December 31, 2022, the Company sold 1,479,241 shares under the 2022 ATM Program for gross proceeds of $27.8 million at a weighted average price of $18.81 per share, generating net proceeds of $27.4 million after deducting transaction fees totaling $0.4 million.

In the aggregate, under the 2020 ATM Program and 2022 ATM Program, during the year ended December 31, 2022, the Company sold 1,925,408 shares for gross proceeds of $36.5 million at a weighted average price of $18.96 per share, generating net proceeds of $36.0 million after deducting transaction fees totaling $0.5 million.

NONCONTROLLING INTEREST

As of March 31, 2025, CTO holds, directly and indirectly, a 7.8% noncontrolling ownership interest in the Operating Partnership as a result of 1,223,854 OP Units issued to CTO at the time of the Company’s IPO.

DIVIDENDS

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Code. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate U.S. federal corporate income taxes payable by the Company. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the three months ended March 31, 2025 and 2024, the Company declared and paid cash dividends on its common stock and OP Units of $0.285 and $0.275 per share, respectively.

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

The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net Loss Attributable to Alpine Income Property Trust, Inc.	$(1,179)	$(260)

Weighted Average Number of Common Shares Outstanding	14,628,921	13,621,208
Weighted Average Number of Common Shares Applicable to OP Units using Treasury Stock Method (1)	1,223,854	1,223,854
Total Shares Applicable to Diluted Earnings per Share	15,852,775	14,845,062

Per Common Share Data:
Net Loss Attributable to Alpine Income Property Trust, Inc.
Basic and Diluted	$(0.08)	$(0.02)
(1)	Represents OP Units issued to CTO in connection with our formation transactions (See Note 19, “Related Party Management Company”).

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

In February 2025, the Board approved a $10.0 million stock repurchase program (the “2025 $10.0 Million Repurchase Program”). Under the 2025 $10.0 Million Repurchase Program, the Company repurchased 273,825 shares of its common stock on the open market for a total cost of $4.5 million, or an average price per share of $16.33, during the three months ended March 31, 2025.

Subsequent to March 31, 2025 through April 24, 2025, the Company repurchased an additional 193,409 shares of its common stock on the open market under the 2025 $10.0 Million Repurchase Program for a total cost of $3.1 million, or an average price per share of $15.88.

NOTE 18. STOCK-BASED COMPENSATION

Under the Company’s non-employee director compensation policy, each non-employee member of the Board receives a portion of their annual retainer fee in shares of Company common stock, and a portion in cash; and, with respect to the cash portion, each director may elect to receive such portion in shares of Company common stock rather than cash.  The number of shares issued to the directors is calculated quarterly by dividing (i) the amount of the quarterly retainer fee payment due to such director by (ii) the 20-day trailing average closing price of the Company’s common stock as of the last business day of the quarter for which such payment applied, rounded down to the nearest whole number of shares.

During the three months ended March 31, 2025, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.1 million, or 5,806 shares, which were issued on April 1, 2025. During the three months ended March 31, 2024, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.08 million, or 5,131 shares, which were issued on April 1, 2024.

NOTE 19. RELATED PARTY MANAGEMENT COMPANY

We are externally managed by the Manager, a wholly owned subsidiary of CTO. Subsequent to the IPO, through March 31, 2025, CTO has purchased an aggregate of 322,831 shares of PINE common stock in the open market including (i) 29,807 shares purchased during the year ended December 31, 2024 for $0.4 million, or an average price per share of $14.97, (ii) 129,271 shares purchased during the year ended December 31, 2023 for $2.1 million, or an average price per share of $16.21, (iii) 155,665 shares purchased during the year ended December 31, 2022 for $2.7 million, or an average price per share of $17.57 and (iv) 8,088 shares purchased during the year ended December 31, 2021 for $0.1 million, or an average price per share of $17.65.

As of March 31, 2025, CTO owns, in the aggregate, 1,223,854 OP Units and 1,138,621 shares of PINE common stock, inclusive of (i) 394,737 shares of common stock totaling $7.5 million issued in connection with a private placement that closed concurrently with the IPO, (ii) 421,053 shares of common stock totaling $8.0 million issued in connection with the IPO, and (iii) 322,831 shares of common stock totaling $5.4 million purchased by CTO subsequent to the IPO. The aggregate 1,223,854 OP Units and 1,138,621 shares of PINE common stock held by CTO represent an investment totaling $39.5 million, or 15.1% of PINE’s outstanding equity, as of March 31, 2025.

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

Our Manager has the ability to earn an annual incentive fee based on our total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. We would pay our Manager an incentive fee with respect to each annual measurement period in the amount of the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was due for the year ended December 31, 2024.

On July 18, 2024, the Operating Partnership and PINE entered into an amendment (the “Amendment”) to the Management Agreement with the Manager. The Amendment extended the expiration date of the initial term of the Management Agreement from November 26, 2024 to January 31, 2025, and on that date the term of the agreement automatically renewed for a one-year term. The current term of the agreement expires on January 31, 2026 and will automatically renew for an unlimited number of successive one-year periods thereafter, unless the agreement is not renewed or is terminated in accordance with its terms.

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

The Company incurred management fee expenses totaling $1.1 million and $1.0 million during the three months ended March 31, 2025 and 2024, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.7 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

The following table represents amounts due to CTO (in thousands):

	As of
Description	March 31, 2025	December 31, 2024
Management Fee due to CTO	$1,111	$1,098
Other	27	28
Total (1)	$1,138	$1,126
(1)	Included in accrued expenses, see Note 11, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

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

Revenue Sharing Agreement

On December 4, 2023, CTO entered into an asset management agreement directly with the borrower under the Mortgage Note (as described in Note 4, “Commercial Loans and Investments”) to manage the portfolio of assets secured by the Mortgage Note. The Company entered into a revenue sharing agreement with CTO whereby the Company is expected to receive a share of the asset management fees, disposition management fees, leasing commissions, and other fees related to CTO’s management and administration of the portfolio (the “Revenue Sharing Agreement”). The Company’s share of the fees under the Revenue Sharing Agreement is based on fees earned by CTO associated with the single tenant properties within the portfolio. The Company recognized $0.1 million of revenue pursuant to the Revenue Sharing Agreement during the three months ended March 31, 2025 and 2024, which is included in other revenue on the Company’s consolidated statements of operations.

NOTE 20. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

CONTRACTUAL COMMITMENTS – EXPENDITURES

The Company is committed to fund six construction loans as described in Note 4, “Commercial Loans and Investments”. The unfunded portion of the construction loans totaled $25.4 million as of March 31, 2025.

Pursuant to a certain lease agreement executed during the year ended December 31, 2024, the Company is committed to funding $5.0 million in tenant improvements for a property which capital expenditure is expected to be funded within one year.

NOTE 21. BUSINESS SEGMENT DATA

The Company operates in two primary business segments: income properties and commercial loans and investments.

Our income property operations consist of lease income from income producing properties and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 80% and 82% of our identifiable assets as of March 31, 2025 and December 31, 2024, respectively, and 83% and 92% of our consolidated revenues for the three months ended March 31, 2025 and 2024, respectively. Our commercial loans and investment operations accounted for 18% and 15% of our identifiable assets as of March 31, 2025 and December 31, 2024, respectively, and 16% and 7% of our consolidated revenues for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, our commercial loans investment portfolio consisted of eleven commercial loan investments, of which three are related to properties acquired through a sale-leaseback transaction whereby the tenant has a future repurchase right.

The Company’s CODM evaluates segment performance based on total revenues less direct costs of revenues when making decisions about allocating capital to the segments. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skill.

Information about the Company’s operations in different segments for the three months ended March 31, 2025 is as follows (in thousands):

	Income Properties	Commercial Loans and Investments	Total
Revenues:
Lease Income	$11,826	$—	$11,826
Interest Income from Commercial Loans and Investments	—	2,301	2,301
Total Revenues for Reportable Segments	11,826	2,301	14,127

Reconciliation to Consolidated Revenues
Other Revenues			79
Total Consolidated Revenues			$14,206

Operating Expenses:
Real Estate Expenses	2,034	—	2,034
Total Revenues Less Direct Costs of Revenues	9,792	2,301	12,093
Provision for Impairment	1,824	207	2,031
Depreciation and Amortization	7,307	—	7,307
Total Revenues Less Operating Expenses for Reportable Segments	661	2,094	2,755
Gain on Disposition of Assets	1,151	—	1,151
Net Income From Operations for Reportable Segments	1,812	2,094	3,906

Reconciliation to Consolidated Net Loss
Other Revenues			79
General and Administrative Expenses			(1,716)
Investment and Other Income			45
Interest Expense			(3,592)
Consolidated Net Loss			$(1,278)

Information about the Company’s operations in different segments for the three months ended March 31, 2024 is as follows (in thousands):

	Income Properties	Commercial Loans and Investments	Total
Revenues:
Lease Income	$11,464	$—	$11,464
Interest Income from Commercial Loans and Investments	—	903	903
Total Revenues for Reportable Segments	11,464	903	12,367

Reconciliation to Consolidated Revenues
Other Revenues			99
Total Consolidated Revenues			$12,466

Operating Expenses:
Real Estate Expenses	1,928	—	1,928
Total Revenues Less Direct Costs of Revenues	9,536	903	10,439
Provision for Impairment	—	31	31
Depreciation and Amortization	6,382	—	6,382
Net Income From Operations for Reportable Segments	3,154	872	4,026

Reconciliation to Consolidated Net Income
Other Revenues			99
General and Administrative Expenses			(1,542)
Investment and Other Income			69
Interest Expense			(2,935)
Consolidated Net Loss			$(283)

Capital expenditures of each segment for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Capital Expenditures:
Income Properties	$39,988	$1,138
Commercial Loans and Investments	21,383	3,597
Total Capital Expenditures	$61,371	$4,735

Identifiable assets of each segment as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

	As of
	March 31, 2025	December 31, 2024
Identifiable Assets:
Income Properties	$518,366	$497,765
Commercial Loans and Investments	113,443	92,358
Other Revenue	—	17
Corporate and Other	15,588	14,855
Total Assets	$647,397	$604,995

Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Corporate and other assets consist primarily of cash and restricted cash as well as the interest rate swaps.

NOTE 22. SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through April 24, 2025, the date the consolidated financial statements were issued.

On April 4, 2025, the Company entered into an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.43% plus 0.10% and the applicable spread on $50.0 million of the outstanding balance on the Credit Facility.

Subsequent to March 31, 2025 through April 24, 2025, the Company repurchased an additional 193,409 shares of its common stock on the open market under the 2025 $10.0 Million Repurchase Program for a total cost of $3.1 million, or an average price per share of $15.88.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we refer to “we,” “us,” “our,” or “the Company,” we mean Alpine Income Property Trust, Inc. and its consolidated subsidiaries. References to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Alpine Income Property Trust, Inc. included in this Quarterly Report on Form 10-Q. Some of the comments we make in this section are forward-looking statements within the meaning of the federal securities laws. For a discussion of forward-looking statements, see the section below entitled “Special Note Regarding Forward-Looking Statements.” Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q..

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

Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. These risks and uncertainties include, but are not limited to, the strength of the real estate market; the impact of a recession or downturn in economic conditions; our ability to successfully execute acquisition or development strategies; credit risk associated with us investing in commercial loans and investments; any loss of key management personnel; changes in local, regional, national and global economic conditions affecting the real estate development business and properties, including unstable macroeconomic conditions due to, among other things, geopolitical conflicts, inflation, higher interest rates; and tariffs and international trade policies; the impact of competitive real estate activity; the loss of any major property tenants; the ultimate geographic spread, severity and duration of pandemics, actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the global economy and our financial condition and results of operations; and the availability of capital. These risks and uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements.

See “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for further discussion of these risks, as well as additional risks and uncertainties that could cause actual results or events to differ materially from those described in the Company’s forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2025, the Company acquired three properties for a combined purchase price of $39.7 million, or a cost of $39.9 million including capitalized acquisition costs. During the three months ended March 31, 2025, the Company sold three properties for an aggregate sales price of $11.7 million, generating aggregate gains on sale of $1.2 million.

As of March 31, 2025, we owned 134 properties, including the three properties classified as commercial loans and investments, with an aggregate gross leasable area of 4.1 million square feet, located in 35 states, with a weighted average remaining lease term of 9.0 years. Our portfolio was 99% occupied as of March 31, 2025.

We also acquire or originate commercial loans and investments associated with commercial real estate located in the United States. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate. As of March 31, 2025, the Company’s commercial loan investments portfolio had a total carrying value of $110.0 million and was comprised of six construction loans, two mortgage notes, and three properties acquired pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO (our “Manager”). CTO is a Maryland corporation that is a publicly traded diversified REIT and the sole member of our Manager.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

The following presents the Company’s results of operations for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024	$ Variance	% Variance
Revenues:
Lease Income	$11,826	$11,464	$362	3.2%
Interest Income from Commercial Loans and Investments	2,301	903	1,398	154.8%
Other Revenue	79	99	(20)	(20.2)%
Total Revenues	14,206	12,466	1,740	14.0%
Operating Expenses:
Real Estate Expenses	2,034	1,928	106	5.5%
General and Administrative Expenses	1,716	1,542	174	11.3%
Provision for Impairment	2,031	31	2,000	6451.6%
Depreciation and Amortization	7,307	6,382	925	14.5%
Total Operating Expenses	13,088	9,883	3,205	32.4%
Gain on Disposition of Assets	1,151	—	1,151	100.0%
Net Income from Operations	2,269	2,583	(314)	(12.2)%
Investment and Other Income	45	69	(24)	(34.8)%
Interest Expense	(3,592)	(2,935)	(657)	(22.4)%
Net Loss	(1,278)	(283)	(995)	(351.6)%
Less: Net Loss Attributable to Noncontrolling Interest	99	23	76	330.4%
Net Loss Attributable to Alpine Income Property Trust, Inc.	$(1,179)	$(260)	$(919)	(353.5)%

Lease Income and Real Estate Expenses

Revenue from our property operations totaled $11.8 million and $11.5 million during the three months ended March 31, 2025 and 2024, respectively. The $0.3 million increase in lease income is primarily attributable to an increase in base rents due to the volume of property acquisitions versus dispositions. The direct costs of revenues for our income properties totaled $2.0 million and $1.9 million during the three months ended March 31, 2025 and 2024, respectively. The $0.1 million increase in the direct cost of revenues is reflective of increased reimbursable expenses.

Commercial Loans and Investments

Interest income from commercial loans and investments totaled $2.3 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively. The $1.4 million increase in income is attributable to the expanded portfolio of commercial loans and investments which, as of March 31, 2025, was comprised of six construction loans, two mortgage notes, and three properties acquired pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right. As of March 31, 2024, the Company’s portfolio of commercial loans and investments was comprised of three construction loans and one mortgage note.

Other Revenue

Other revenue totaled $0.1 million for the three months ended March 31, 2025 and 2024. The revenue is attributable to fees earned from a revenue sharing agreement the Company entered into with CTO as further described in Note 19, “Related Party Management Company” in the Notes to the Financial Statements.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024	$ Variance	% Variance
Management Fee to Manager	$1,111	$1,046	$65	6.2%
Director Compensation Expense	127	79	48	60.8%
Director & Officer Insurance Expense	68	53	15	28.3%
Additional General and Administrative Expense	410	364	46	12.6%
Total General and Administrative Expenses	$1,716	$1,542	$174	11.3%

General and administrative expenses totaled $1.7 million and $1.5 million during the three months ended March 31, 2025 and 2024, respectively. The $0.2 million increase is primarily the result of an increase of less than $0.1 million in the management fee due to an increase in the weighted average of the Company’s equity base as well as increases of less than $0.1 million of director compensation and public company expenses.

Provision for Impairment

During the three months ended March 31, 2025, the Company recorded a $1.8 million impairment charge representing the provision for losses related to certain income properties as further described in Note 7, “Provision for Impairment”, and a $0.2 million impairment charge which represents the current expected credit losses (“CECL”) reserve related to our commercial loans and investments. During the three months ended March 31, 2024, the Company recorded a $0.03 million impairment charge representing the provision for losses related to our income properties as further described in Note 7, “Provision for Impairment”.

Depreciation and Amortization

Depreciation and amortization expense totaled $7.3 million and $6.4 million during the three months ended March 31, 2025 and 2024, respectively. The $0.9 million increase in depreciation and amortization expense is reflective of the increase in asset value of the Company’s income property portfolio including the acceleration of $0.4 million of amortization associated with certain intangible lease assets.

Gain on Disposition of Assets

During the three months ended March 31, 2025, the Company sold three properties for an aggregate sales price of $11.7 million, generating aggregate gains on sale of $1.2 million. The Company did not sell any properties during the three months ended March 31, 2024.

Investment and Other Income

Investment and other income was relatively flat during the three months ended March 31, 2025 and 2024, which totaled less than $0.1 million and $0.1 million, respectively.

Interest Expense

Interest expense totaled $3.6 million and $2.9 million during the three months ended March 31, 2025 and 2024, respectively. The $0.7 million increase in interest expense is attributable to the higher average outstanding balance on the Company’s Credit Facility as well as an increase in the fixed interest for the 2027 Term Loan effective in November of 2024, as well as $0.2 million of interest expense resulting from the sale of participation interest in the Company’s $24.0 million Mortgage Note as defined and further described in Note 4, “Commercial Loans and Investments” in the Notes to the Financial Statements. The overall increase in the Company’s long-term debt was primarily utilized to fund the acquisition of properties and commercial loans and investments during the three months ended March 31, 2025.

Net Loss

Net loss totaled $1.3 million during the three months ended March 31, 2025 as compared to a net loss of $0.3 million during the three months ended March 31, 2024. The $1.0 million increase in net loss is attributable to the factors described above, most notably the increase in the provision for impairment of $2.0 million, partially offset by the $1.2 million increase in gains on disposition of assets.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $11.6 million as of March 31, 2025, including restricted cash of $5.4 million. See Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance as of March 31, 2025.

Long-Term Debt. As of March 31, 2025, the commitment level under the Credit Facility was $250.0 million and the Company had an outstanding balance of $157.0 million and $56.4 million of available capacity. The Company also had $200.0 million in term loans outstanding as of March 31, 2025. See Note 13, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance at March 31, 2025.

Acquisitions and Dispositions. As further described in Note 3, “Property Portfolio,” during the three months ended March 31, 2025, the Company acquired three properties for a combined purchase price of $39.7 million, or a cost of $39.9 million including capitalized acquisition costs, and sold three properties for an aggregate sales price of $11.7 million, generating aggregate gains on sale of $1.2 million.

ATM Program. The Company was not active under the 2022 ATM Program during the three months ended March 31, 2025.

Capital Expenditures. As of March 31, 2025, the Company had no commitments related to capital expenditures for the maintenance of fixed assets, such as land, buildings, and equipment. As of March 31, 2025, the Company is committed to funding $5.0 million in tenant improvements at a property which capital expenditure is expected to be funded within one year. Additionally, the Company is committed to fund six construction loans as described in Note 4, “Commercial Loans and Investments”. The unfunded portion of the construction loans totaled $25.4 million as of March 31, 2025.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, proceeds from the completion of the sale of assets utilizing the reverse like-kind 1031 exchange structure, $90.4 million of availability remaining under the 2022 ATM Program, and $56.4 million of available capacity on the existing $250.0 million Credit Facility.

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

We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as GAAP net income or loss adjusted to exclude real estate related depreciation and amortization, as well as extraordinary items (as defined by GAAP) such as net gain or loss from sales of depreciable real estate assets, impairment write-downs associated with depreciable real estate assets and impairments associated with the implementation of current expected credit losses on commercial loans and investments at the time of origination, including the pro rata share of such adjustments of unconsolidated subsidiaries. To derive AFFO, we further modify the NAREIT computation of FFO to include other adjustments to GAAP net income related to non-cash revenues and expenses such as loss on extinguishment of debt, amortization of above- and below-market lease related intangibles, straight-line rental revenue, amortization of deferred financing costs, non-cash compensation, and other non-cash adjustments to income or expense. Such items may cause short-term fluctuations in net income but have no impact on operating cash flows or long-term operating performance. We use AFFO as one measure of our performance when we formulate corporate goals.

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

Reconciliation of Non-GAAP Measures (in thousands, except share data):

	Three Months Ended
	March 31, 2025	March 31, 2024
Net Loss	$(1,278)	$(283)
Depreciation and Amortization	7,307	6,382
Provision for Impairment	2,031	31
Gain on Disposition of Assets	(1,151)	—
Funds From Operations	$6,909	$6,130
Adjustments:
Amortization of Intangible Assets and Liabilities to Lease Income	(80)	(110)
Straight-Line Rent Adjustment	(131)	(65)
Non-Cash Compensation	95	79
Amortization of Deferred Financing Costs to Interest Expense	190	180
Other Non-Cash Adjustments	57	29
Adjusted Funds From Operations	$7,040	$6,243

Weighted Average Number of Common Shares:
Basic	14,628,921	13,621,208
Diluted	15,852,775	14,845,062

Other Data (in thousands, except per share data):

	Three Months Ended
	March 31, 2025	March 31, 2024
FFO	$6,909	$6,130
FFO per Diluted Share	$0.44	$0.41

AFFO	$7,040	$6,243
AFFO per Diluted Share	$0.44	$0.42

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease. As required by GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled three properties for a combined purchase price of $39.7 million for the three months ended March 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13(a)-15 and 15(d)-15 of the Exchange Act was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

ITEM 1A. RISK FACTORS

The following risk factors should be read in conjunction with the risk factors from those set forth under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”). The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.

Political leaders in the U.S. and certain foreign countries have recently been elected on protectionist platforms, fueling doubts about the future of global free trade. The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate certain existing trade agreements with foreign countries. In addition, the U.S. government has recently imposed tariffs on certain foreign goods and has indicated a willingness to impose tariffs on imports of other products. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities of the Company during the three months ended March 31, 2025.

Issuer Purchases of Equity Securities

The following share repurchases were made during the three months ended March 31, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs ($000's) (1)
1/1/2025 - 1/31/2025	—	—	—	$—
2/1/2025 - 2/28/2025	55,010	16.47	55,010	$9,094
3/1/2025 - 3/31/2025	218,815	16.30	218,815	$5,527
Total	273,825	$16.33	273,825
(1)	In February 2025, the Company’s Board of Directors approved a $10 million stock repurchase program under which approximately $4.5 million of the Company’s stock had been repurchased as of March 31, 2025. The repurchase program does not have an expiration date.

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

Exhibit 10.1

Indemnification Agreement dated February 6, 2025, between Alpine Income Property Trust, Inc. and Philip R. Mays (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on February 6, 2025).†

Exhibit 10.2

Indemnification Agreement, dated February 6, 2025, between Alpine Income Property Trust, Inc. and Lisa M. Vorakoun (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on February 6, 2025).†

Exhibit 31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1**	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2**	Certification furnished pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	Inline XBRL Instance Document

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith
**	Furnished herewith
†	Management Contract or Compensatory Plan or Arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE INCOME PROPERTY TRUST, INC.
(Registrant)

April 24, 2025	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

April 24, 2025	By:	/s/ Philip R. Mays
Philip R. Mays, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
April 24, 2025	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)