Form 10-Q
period 2025-09-30
Alpine Income Property Trust, Inc.
filed 2025-10-23
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the registrant’s common stock outstanding on October 16, 2025 was 14,164,662.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Real Estate:
Land, at Cost	$151,500	$147,912
Building and Improvements, at Cost	350,299	341,955
Total Real Estate, at Cost	501,799	489,867
Less, Accumulated Depreciation	(53,955)	(45,850)
Real Estate—Net	447,844	444,017
Assets Held for Sale	9,816	2,254
Commercial Loans and Investments	102,772	89,629
Cash and Cash Equivalents	1,183	1,578
Restricted Cash	5,455	6,373
Intangible Lease Assets—Net	41,788	43,925
Straight-Line Rent Adjustment	1,936	1,485
Other Assets	10,630	15,734
Total Assets	$621,424	$604,995
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$8,938	$8,445
Prepaid Rent and Deferred Revenue	5,310	2,412
Intangible Lease Liabilities—Net	3,804	4,774
Obligation Under Participation Agreement	—	11,403
Long-Term Debt—Net	358,155	301,466
Total Liabilities	376,207	328,500
Commitments and Contingencies—See Note 20
Equity:
Preferred Stock, $0.01 par value per share, 100 million shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common Stock, $0.01 par value per share, 500 million shares authorized, 14,158,190 shares issued and outstanding as of September 30, 2025 and 14,691,982 shares issued and outstanding as of December 31, 2024	142	147
Additional Paid-in Capital	253,162	261,831
Dividends in Excess of Net Income	(32,067)	(15,722)
Accumulated Other Comprehensive Income	2,292	6,771
Stockholders' Equity	223,529	253,027
Noncontrolling Interest	21,688	23,468
Total Equity	245,217	276,495
Total Liabilities and Equity	$621,424	$604,995

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues:
Lease Income	$12,122	$11,718	$35,970	$34,512
Interest Income from Commercial Loans and Investments	2,320	1,663	7,358	3,552
Other Revenue	121	99	304	372
Total Revenues	14,563	13,480	43,632	38,436
Operating Expenses:
Real Estate Expenses	1,891	1,841	6,030	5,569
General and Administrative Expenses	1,695	1,843	5,108	4,987
Provision for Impairment	1,915	422	6,749	1,110
Depreciation and Amortization	6,597	6,340	20,609	19,074
Total Operating Expenses	12,098	10,446	38,496	30,740
Gain (Loss) on Disposition of Assets	(46)	3,426	2,043	4,344
Net Income From Operations	2,419	6,460	7,179	12,040
Investment and Other Income	68	61	160	186
Interest Expense	(3,910)	(3,167)	(11,822)	(8,933)
Net Income (Loss)	(1,423)	3,354	(4,483)	3,293
Less: Net Loss (Income) Attributable to Noncontrolling Interest	113	(274)	353	(269)
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$(1,310)	$3,080	$(4,130)	$3,024

Per Common Share Data:
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.
Basic	$(0.09)	$0.22	$(0.29)	$0.22
Diluted	$(0.09)	$0.21	$(0.29)	$0.20

Weighted Average Number of Common Shares:
Basic	14,158,190	13,744,232	14,328,245	13,663,752
Diluted	15,382,044	14,968,086	15,552,099	14,887,606

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Income (Loss)	$(1,423)	$3,354	$(4,483)	$3,293
Other Comprehensive Loss
Cash Flow Hedging Derivative - Interest Rate Swaps	(1,157)	(6,686)	(4,860)	(5,046)
Total Other Comprehensive Loss	(1,157)	(6,686)	(4,860)	(5,046)
Total Comprehensive Loss	$(2,580)	$(3,332)	$(9,343)	$(1,753)
Less: Comprehensive Loss Attributable to Noncontrolling Interest
Net Loss (Income) Attributable to Noncontrolling Interest	113	(274)	353	(269)
Other Comprehensive Loss Attributable to Noncontrolling Interest	92	547	381	412
Comprehensive Loss Attributable to Noncontrolling Interest	205	273	734	143
Comprehensive Loss Attributable to Alpine Income Property Trust, Inc.	$(2,375)	$(3,059)	$(8,609)	$(1,610)

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

For the three months ended September 30, 2025:

	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance July 1, 2025	$142	$253,067	$(26,721)	$3,357	$229,845	$22,242	$252,087
Net Loss	—	—	(1,310)	—	(1,310)	(113)	(1,423)
Stock Issuance to Directors	—	95	—	—	95	—	95
Cash Dividends ($0.285 per share)	—	—	(4,036)	—	(4,036)	(349)	(4,385)
Other Comprehensive Loss	—	—	—	(1,065)	(1,065)	(92)	(1,157)
Balance September 30, 2025	$142	$253,162	$(32,067)	$2,292	$223,529	$21,688	$245,217

For the three months ended September 30, 2024:

	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance July 1, 2024	$136	$243,019	$(9,907)	$10,780	$244,028	$24,326	$268,354
Net Income	—	—	3,080	—	3,080	274	3,354
Stock Issuance to Directors	—	79	—	—	79	—	79
Stock Issuance, Net of Equity Issuance Costs	7	11,012	—	—	11,019	—	11,019
Cash Dividends ($0.280 per share)	—	—	(3,825)	—	(3,825)	(341)	(4,166)
Other Comprehensive Loss	—	—	—	(6,139)	(6,139)	(547)	(6,686)
Balance September 30, 2024	$143	$254,110	$(10,652)	$4,641	$248,242	$23,712	$271,954

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(Unaudited, in thousands, except per share data)

For the nine months ended September 30, 2025:

	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2025	$147	$261,831	$(15,722)	$6,771	$253,027	$23,468	$276,495
Net Loss	—	—	(4,130)	—	(4,130)	(353)	(4,483)
Stock Repurchases	(5)	(8,793)	—	—	(8,798)	—	(8,798)
Stock Issuance to Directors	—	195	—	—	195	—	195
Payment of Equity Issuance Costs	—	(71)	—	—	(71)	—	(71)
Cash Dividends ($0.855 per share)	—	—	(12,215)	—	(12,215)	(1,046)	(13,261)
Other Comprehensive Loss	—	—	—	(4,479)	(4,479)	(381)	(4,860)
Balance September 30, 2025	$142	$253,162	$(32,067)	$2,292	$223,529	$21,688	$245,217

For the nine months ended September 30, 2024:

	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2024	$137	$243,690	$(2,359)	$9,275	$250,743	$24,870	$275,613
Net Income	—	—	3,024	—	3,024	269	3,293
Stock Repurchases	(1)	(774)	—	—	(775)	—	(775)
Stock Issuance to Directors	—	238	—	—	238	—	238
Stock Issuance, Net of Equity Issuance Costs	7	10,956	—	—	10,963	—	10,963
Cash Dividends ($0.830 per share)	—	—	(11,317)	—	(11,317)	(1,015)	(12,332)
Other Comprehensive Loss	—	—	—	(4,634)	(4,634)	(412)	(5,046)
Balance September 30, 2024	$143	$254,110	$(10,652)	$4,641	$248,242	$23,712	$271,954

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash Flow From Operating Activities:
Net Income (Loss)	$(4,483)	$3,293
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Depreciation and Amortization	20,609	19,074
Amortization of Intangible Lease Assets and Liabilities to Lease Income	(422)	(361)
Amortization of Deferred Financing Costs to Interest Expense	591	540
Accretion of Commercial Loans and Investments Origination Fees	(324)	(111)
Gain on Disposition of Assets	(2,043)	(4,344)
Provision for Impairment	6,749	1,110
Non-Cash Compensation	285	238
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(539)	(370)
Other Assets	74	65
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	259	1,179
Prepaid Rent and Deferred Revenue	2,898	692
Net Cash Provided By Operating Activities	23,654	21,005
Cash Flow From Investing Activities:
Acquisition of Real Estate, Including Capitalized Expenditures	(67,514)	(22,523)
Proceeds from Disposition of Assets	32,644	53,702
Acquisition of Commercial Loans and Investments	(63,418)	(52,993)
Principal Payments Received on Commercial Loans and Investments	50,465	14,292
Payments on Participation Obligation	(11,403)	—
Net Cash Used In Investing Activities	(59,226)	(7,522)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	115,500	67,900
Payments on Long-Term Debt	(59,000)	(64,900)
Cash Paid for Loan Fees	(111)	(15)
Repurchase of Common Stock	(8,798)	(775)
Proceeds From Stock Issuance, Net (Payment of Equity Issuance Costs)	(71)	10,963
Dividends Paid	(13,261)	(12,332)
Net Cash Provided By Financing Activities	34,259	841
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(1,313)	14,324
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	7,951	13,731
Cash and Cash Equivalents and Restricted Cash, End of Period	$6,638	$28,055

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$1,183	$2,560
Restricted Cash	5,455	25,495
Total Cash	$6,638	$28,055

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$10,962	$8,996

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Loss on Cash Flow Hedge	$(4,860)	$(5,046)

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

Our income property portfolio consists of 128 net leased properties located in 34 states. The properties in our portfolio are primarily subject to long-term, net leases, which generally require the tenant to pay directly or reimburse us for property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. The Company may also acquire or originate commercial loans and investments. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate. As more fully described in Note 4, “Commercial Loans and Investments,” the three Tampa Properties (defined in Note 4 below), which were purchased during the year ended December 31, 2024 through a sale-leaseback transaction that includes a tenant repurchase option are, for GAAP purposes, accounted for as a financing arrangement. However, because the Tampa Properties constitute real estate assets for both legal and tax purposes, we include the Tampa Properties in the property portfolio when describing our property portfolio and for purposes of providing statistics related thereto.

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

ORGANIZATION

The Company is a Maryland corporation that was formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering (“IPO”). We are externally managed by our Manager and conduct the substantial majority of our operations through Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of September 30, 2025, we have a total ownership interest in the Operating Partnership of 92.0%, with CTO holding, directly and indirectly, an 8.0% ownership interest in the Operating Partnership. Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) oversees our business and affairs.

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

REAL ESTATE

The Company’s real estate assets are comprised of the properties in its portfolio, and are carried at cost, less accumulated depreciation, amortization, and impairment losses, if any. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to the applicable property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the three months ended September 30, 2025 and 2024, was $4.5 million and $4.2 million, respectively. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the nine months ended September 30, 2025 and 2024, was $14.0 million and $12.7 million, respectively.

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

PURCHASE ACCOUNTING FOR ACQUISITIONS OF REAL ESTATE SUBJECT TO A LEASE

 Investments in real estate are carried at cost less accumulated depreciation, amortization, and impairment losses, if any. The cost of investments in real estate reflects their purchase price or development cost. We evaluate each acquisition transaction to determine whether the acquired asset meets the definition of a business. Under Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, an acquisition does not qualify as a business when there is no substantive process acquired or substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets or the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay. Transaction costs related to acquisitions that are asset acquisitions are capitalized as part of the cost basis of the acquired assets, while transaction costs for acquisitions that are deemed to be acquisitions of a business are expensed as incurred. Improvements and replacements are capitalized when they extend the useful life or improve the productive capacity of the asset. Costs of repairs and maintenance are expensed as incurred.

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

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of September 30, 2025 and December 31, 2024, the Company’s allowance for doubtful accounts totaled $0.4 million and $0.3 million, respectively.

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

Sales of participations in commercial loans and investments are evaluated for achievement of the characteristics of participating interest pursuant to ASC 860, Transfers and Servicing. If the sale of a participation has all of the characteristics of a participating interest, it achieves sale accounting, and the commercial loan or investment is presented net of the participating interest. If the sale of a participation does not have all of the characteristics of a participating interest, it does not achieve sale accounting and is treated as a secured borrowing. As of September 30, 2025, the Company’s participation in commercial loans and investments purchased by a third-party, did not achieve sale accounting and has been presented as an Obligation under Participation Agreement within the liabilities portion of the Company’s consolidated balance sheets. The participation in commercial loans and investments had been repaid with no remaining outstanding balance as of September 30, 2025.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of September 30, 2025 and December 31, 2024 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of cash and cash equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

RESTRICTED CASH

Restricted cash totaled $5.5 million as of September 30, 2025, all of which is being held in interest, real estate tax, insurance, and/or capital expenditure reserve accounts related to the Company’s portfolio of commercial loans and investments.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable included in other assets, accounts payable, and accrued expenses and other liabilities at September 30, 2025 and December 31, 2024, approximate fair value because of the short maturity of these instruments. The carrying value of the Credit Facility, hereinafter defined, approximates current market rates for revolving credit arrangements with similar risks and maturities. The Company estimates the fair value of its commercial loans and investments and term loans based on incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt. The discount rate used to calculate the fair value of debt approximates current lending rates for loans and assumes the debt is outstanding through maturity. Since such amounts are estimates that are based on limited available market information for similar transactions, which is a Level 2 non-recurring measurement, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

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

EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income (loss) attributable to the Company for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is determined based on the assumption that the OP Units issued are redeemed for shares of our common stock on a one-for-one basis.

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

CONCENTRATION OF CREDIT RISK

Certain individual tenants in the Company’s portfolio of properties accounted for more than 10% of lease income from the Company’s income properties during the nine months ended September 30, 2025 and 2024.

During the nine months ended September 30, 2025, Lowe’s and Dick’s Sporting Goods each accounted for 11% of lease income revenue. During the nine months ended September 30, 2024, Walgreens accounted for 11% of lease income revenue.

As of September 30, 2025, 12% of the Company’s income property portfolio, based on square footage, was located in the state of Texas. As of December 31, 2024, 11% of the Company’s income property portfolio, based on square footage, was located in each of the states of New Jersey and Michigan.

NOTE 3. PROPERTY PORTFOLIO

As of September 30, 2025, the Company’s income property portfolio consisted of 128 properties, including three properties classified as commercial loans and investments, with total square footage of 4.1 million.

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

The components of leasing revenue are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Lease Income
Lease Payments	$10,628	$10,051	$31,443	$29,815
Variable Lease Payments	1,494	1,667	4,527	4,697
Total Lease Income	$12,122	$11,718	$35,970	$34,512

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to September 30, 2025, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2025	$10,493
2026	41,289
2027	38,167
2028	33,823
2029	29,342
2030	25,905
2031 and Thereafter (Cumulative)	113,652
Total	$292,671

2025 Activity. During the nine months ended September 30, 2025, the Company acquired five properties for an aggregate purchase price of $60.8 million, or a cost of $61.1 million including capitalized acquisition costs. The properties are located in five different states, leased to four different tenants, and had a weighted average remaining lease term of 13.6 years at the time of acquisition. Of the total acquisition cost, $24.3 million was allocated to land, $28.8 million was allocated to buildings and improvements, and $8.0 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value. The weighted average amortization period for the intangible assets was 13.6 years at acquisition.

During the nine months ended September 30, 2025, the Company sold 11 properties for an aggregate sales price of $34.3 million, generating aggregate gains on sale of $2.0 million.

2024 Activity. During the nine months ended September 30, 2024, the Company acquired six properties for a combined purchase price of $53.1 million, or a cost of $53.2 million including capitalized acquisition costs. The properties are located in four different states, leased to three different tenants, and had a weighted average remaining lease term of 21.7 years at the time of acquisition. Of the total acquisition cost, $5.7 million was allocated to land, $15.0 million was allocated to buildings and improvements, $2.0 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $0.9 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 4.8 years at acquisition. The remaining $31.4 million of acquisition costs is attributable to the three Tampa Properties (defined in Note 4 below), which were purchased during the three months ended September 30, 2024 through a sale-leaseback transaction that includes a tenant repurchase option. Due to the tenant repurchase option, and pursuant to FASB ASC Topic 842, Leases, GAAP requires that the $31.4 million investment be accounted for as a financing arrangement, and accordingly the related assets and corresponding revenue are included in the Company’s commercial loans and investments in the accompanying consolidated balance sheets and consolidated statement of operations. However, because the Tampa Properties constitute real estate assets for both legal and tax purposes, we include the Tampa Properties in the property portfolio when describing our property portfolio and for purposes of providing statistics related thereto.

During the nine months ended September 30, 2024, the Company sold 10 properties for an aggregate sales price of $55.2 million, generating aggregate gains on sale of $4.3 million.

NOTE 4. COMMERCIAL LOANS AND INVESTMENTS

2025 Activity. During the nine months ended September 30, 2025, the Company originated six commercial loans for an investment volume of $56.3 million at a weighted average initial cash yield of 10.1% and one, $2.0 million short-term mortgage note with an initial cash yield of 16.5%, that was originated on June 5, 2025 and repaid in full on July 2, 2025. Additionally, during the nine months ended September 30, 2025, the Company amended four existing commercial loan investments whereby certain maturity dates were extended and three loan investments total face amounts were upsized by an aggregate of $18.4 million. In the aggregate, during the nine months ended September 30, 2025, commercial loan and investment volume for new loan originations totaled $74.8 million, of which $51.0 million was funded and $0.5 million of origination fees were received during the same period. Additionally, the Company funded $12.9 million for existing construction loans and received $50.5 million of principal repayments from borrowers during the nine months ended September 30, 2025.

2024 Activity. During the nine months ended September 30, 2024, the Company originated three commercial loans for an investment volume of $31.1 million at a weighted average initial cash yield of 10.7%. During the nine months ended September 30, 2024, the Company funded a total of $53.2 million to borrowers (inclusive of the $31.4 million investment in the Tampa Properties, hereinafter defined) and received $0.2 million of origination fees. Additionally, during the nine months ended September 30, 2024, the Company received $14.3 million of principal repayments from borrowers.

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

During the year ended December 31, 2023, the Company originated a $24.0 million first mortgage secured by a portfolio of assets and related improvements (the “Mortgage Note”). The Mortgage Note is being repaid by the borrower as the underlying assets within the portfolio are sold. During the year ended December 31, 2024, the Company sold a $13.6 million A-1 participation interest (the “Loan Participation Sale”) in its Mortgage Note, which is entitled to an 8.0% yield on its respective portion of the outstanding principal balance and has priority preference with respect to all principal and interest payments of the Mortgage Note. This sale did not achieve sale accounting pursuant to ASC 860, Transfers and Servicing, and accordingly, is treated as a secured borrowing. See Note 12, “Obligation Under Participation Agreement” for further information. As of September 30, 2025, the obligation under participation agreement had been fully repaid. Accordingly, the Company’s remaining investment in the Mortgage Note is $3.9 million as of September 30, 2025.

The Company’s commercial loans and investments were comprised of the following at September 30, 2025 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – Wawa Land Development – Greenwood, IN	July 2023	July 2026	$14,800	$7,585	$7,599	9.50%
Construction Loan – Wawa Land Development – Antioch, TN	October 2023	October 2026	7,425	5,387	5,390	10.25%
Mortgage Note – Portfolio	November 2023	November 2026	24,000	3,861	3,816	9.00%
Construction Loan – Retail Outparcels – Lawrenceville, GA	January 2024	January 2026	7,200	1,099	1,084	11.25%
Construction Loan – Wawa Land Development – Mount Carmel, OH	June 2024	September 2026	6,127	6,126	6,126	11.50%
Sale-Leaseback - Bradenton Beach, FL	August 2024	August 2029 (1)	9,608	9,537	9,537	8.30%
Sale-Leaseback - Anna Maria, FL	August 2024	August 2029 (1)	16,408	16,287	16,287	8.30%
Sale-Leaseback - Long Boat Key, FL	August 2024	August 2029 (1)	5,408	5,368	5,368	8.30%
Mortgage Note – At Home Plaza - North Canton, OH	March 2025	March 2028	6,200	6,200	6,200	8.65%
Construction Loan – Retail Land Development – Stuart, FL	March 2025	March 2027	15,500	8,179	8,064	10.00%
Mortgage Note – Cornerstone Exchange – Daytona Beach, FL	May 2025	May 2026	2,646	2,646	2,630	12.50%
Mortgage Note – Old Time Pottery – Orange Park, FL	June 2025	June 2028	4,000	4,000	4,000	8.00%
Mortgage Note – Industrial – Fremont, CA	August 2025	August 2027	24,000	24,000	23,714	11.00%
Mortgage Note – Commercial Building – Reno, NV	September 2025	September 2027	4,000	4,000	4,000	8.00%
			$147,322	$104,275	$103,815
CECL Reserve					(1,043)
Total Commercial Loans and Investments					$102,772
(1)	The maturity date reflects the date the tenant’s repurchase right first becomes exercisable pursuant to the lease agreement.

The Company’s commercial loans and investments were comprised of the following at December 31, 2024 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – Wawa Land Development – Greenwood, IN	July 2023	July 2025	$7,800	$7,149	$7,138	9.25%
Construction Loan – Wawa Land Development – Antioch, TN	October 2023	October 2025	6,825	4,694	4,673	9.50%
Mortgage Note – Portfolio	November 2023	November 2026	24,000	21,140	21,066	9.00%
Construction Loan – Retail Outparcels – Lawrenceville, GA	January 2024	January 2026	7,200	6,618	6,569	11.25%
Construction Loan – Wawa Land Development – Mount Carmel, OH	June 2024	September 2025	6,127	5,196	5,162	11.50%
Sale-Leaseback - Bradenton Beach, FL	August 2024	August 2029 (1)	9,608	9,586	9,586	8.30%
Sale-Leaseback - Anna Maria, FL	August 2024	August 2029 (1)	16,408	16,371	16,371	8.30%
Sale-Leaseback - Long Boat Key, FL	August 2024	August 2029 (1)	5,408	5,396	5,396	8.30%
Construction Loan – Publix Land Development – Charlotte, NC	September 2024	September 2025	17,760	14,640	14,576	9.50%
			$101,136	$90,790	$90,537
CECL Reserve					(908)
Total Commercial Loans and Investments					$89,629
(1)	The maturity date reflects the date the tenant’s repurchase right first becomes exercisable pursuant to the lease agreement.

The carrying value of the commercial loans and investments consisted of the following at September 30, 2025 and December 31, 2024 (in thousands).

	As of
	September 30, 2025	December 31, 2024
Current Face Amount	$104,275	$90,790
Unaccreted Origination Fees	(460)	(253)
CECL Reserve	(1,043)	(908)
Total Commercial Loans and Investments	$102,772	$89,629

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$1,183	$1,183	$1,578	$1,578
Restricted Cash - Level 1	$5,455	$5,455	$6,373	$6,373
Commercial Loans and Investments - Level 2	$102,772	$110,559	$89,629	$98,830
Obligation Under Participation Agreement - Level 2	$—	$—	$11,403	$11,558
Long-Term Debt - Level 2	$358,155	$355,287	$301,466	$294,808

The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following tables present the fair value of assets measured on a recurring basis by level as of September 30, 2025 and December 31, 2024 (in thousands). See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
2026 Term Loan Interest Rate Swap (1)	$1,109	$—	$1,109	$—
2027 Term Loan Interest Rate Swap (2)	$1,959	$—	$1,959	$—
Credit Facility Interest Rate Swap (3)	$160	$—	$160	$—
December 31, 2024
2026 Term Loan Interest Rate Swap	$2,811	$—	$2,811	$—
2027 Term Loan Interest Rate Swap	$4,090	$—	$4,090	$—
Credit Facility Interest Rate Swap	$1,186	$—	$1,186	$—
(1)	As of September 30, 2025, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100.0 million 2026 Term Loan (hereinafter defined) balance. See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(2)	As of September 30, 2025, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100.0 million 2027 Term Loan (hereinafter defined) balance. See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(3)	As of September 30, 2025, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 3.32% plus 0.10% and the applicable spread on $100.0 million of the outstanding balance on the Credit Facility (hereinafter defined). See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

NOTE 6. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs. Intangible assets and liabilities consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	As of
	September 30, 2025	December 31, 2024
Intangible Lease Assets:
Value of In-Place Leases	$48,452	$48,768
Value of Above Market In-Place Leases	1,643	2,142
Value of Intangible Leasing Costs	20,057	19,091
Sub-total Intangible Lease Assets	70,152	70,001
Accumulated Amortization	(28,364)	(26,076)
Sub-total Intangible Lease Assets—Net	41,788	43,925
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(6,479)	(6,986)
Sub-total Intangible Lease Liabilities	(6,479)	(6,986)
Accumulated Amortization	2,675	2,212
Sub-total Intangible Lease Liabilities—Net	(3,804)	(4,774)
Total Intangible Assets and Liabilities—Net	$37,984	$39,151

The following table reflects the net amortization of intangible assets and liabilities during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Amortization Expense	$2,052	$2,077	$6,648	$6,361
Accretion to Properties Revenue	(176)	(136)	(422)	(361)
Net Amortization of Intangible Assets and Liabilities	$1,876	$1,941	$6,226	$6,000

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Expense	Future Accretion to Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2025	$1,989	$(169)	$1,820
2026	7,670	(691)	6,979
2027	6,512	(690)	5,822
2028	5,339	(495)	4,844
2029	4,640	(317)	4,323
2030	3,962	(208)	3,754
2031 and Thereafter	10,599	(157)	10,442
Total	$40,711	$(2,727)	$37,984

As of September 30, 2025, the weighted average amortization period of both the total intangible assets and liabilities was 9.4 years.

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

During the three and nine months ended September 30, 2025, the Company recorded $1.9 million and $6.6 million of impairment charges, respectively, as provision for losses with respect to certain properties within the Company’s income properties segment. The impairment charges are a result of the execution during the respective periods of letters of intent and/or purchase and sale agreements under which the contemplated sales price, less the carrying value of the respective assets, less estimated costs to sell result in an impairment. The impairments during the nine months ended September 30, 2025 are related to the following properties: (i) three convenience store properties, which are classified as held for sale; (ii) a property formerly leased to Party City; (iii) a property leased to At Home; (iv) a property formerly leased to Century Theater Center; and (v) three properties leased to Walgreens. Two of the three properties leased to Walgreens were classified as held for sale as of March 31, 2025, and subsequently sold during the three months ended June 30, 2025. One of the convenience store properties classified as held for sale as of June 30, 2025 and the property formerly leased to Century Theater Center were sold during the three months ended September 30, 2025. The Company’s execution of the above-referenced letters of intent and/or purchase and sale agreements are consistent with the Company’s current intent to dispose of such properties at a price less than their carrying values to facilitate the re-investment of the proceeds therefrom into new investment opportunities.

During the nine months ended September 30, 2024, the Company recorded a $0.6 million impairment charge representing the provision for losses related to three assets within the Company’s income properties segment, which were classified as held for sale. None of the impairment charges were incurred during the three months ended September 30, 2024. The impairment charge of $0.6 million is equal to the estimated sales prices for these three assets pursuant to a letter of intent for sale executed during the nine months ended September 30, 2024, less the carrying value of the assets as of September 30, 2024, less estimated costs to sell.

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

During the three and nine months ended September 30, 2025, the Company recorded charges of less than $0.1 million and $0.1 million, respectively, representing the provision for credit losses related to our commercial loans and investments. The impairment charges were driven by the initial estimated CECL allowance based on our investment activity as well as loan repayments during the three and nine months ended September 30, 2025. We are unable to use historical data to estimate expected credit losses as we have incurred no losses to date. Management utilizes a loss-rate method and considers macroeconomic factors to estimate its CECL allowance, which is calculated based on the amortized cost basis of the commercial loans.

During the three and nine months ended September 30, 2024, the Company recorded charges of $0.4 million and $0.5 million, respectively, representing the provision for credit losses related to our commercial loans and investments. The impairment charges were driven by the initial estimated CECL allowance based on our investment activity during the three and nine months ended September 30, 2024.

NOTE 8. OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Tenant Receivables—Net of Allowance for Doubtful Accounts (1)	$1,524	$1,517
Prepaid Insurance	41	1,042
Deposits on Acquisitions	100	—
Prepaid Expenses, Deposits, and Other	1,962	1,042
Deferred Financing Costs—Net	560	850
Interest Rate Swaps	3,371	8,087
Operating Leases - Right-of-Use Asset (2)	3,072	3,196
Total Other Assets	$10,630	$15,734
(1)	Includes a $0.4 million and $0.3 million allowance for doubtful accounts as of September 30, 2025 and December 31, 2024, respectively.
(2)	See Note 9, “Operating Land Leases” for further disclosure related to the Company’s right-of-use asset balance as of September 30, 2025.

NOTE 9. OPERATING LAND LEASES

The Company is the lessee under operating land leases for certain of its properties. FASB ASC Topic 842, Leases, requires a lessee to recognize right-of-use assets and lease liabilities that arise from leases, whether qualifying as an operating or finance lease. As of September 30, 2025 and December 31, 2024, the Company’s right-of-use assets totaled $3.1 million and $3.2 million, respectively, and the corresponding lease liabilities totaled $3.1 million and $3.2 million, respectively, which balances are reflected within other assets and accounts payable, accrued expenses, and other liabilities, respectively, on the consolidated balance sheets. The right-of-use assets and lease liabilities are measured based on the present value of the lease payments utilizing discount rates estimated to be equal to that which the Company would pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

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

Amortization of right-of-use assets for operating land leases is recognized on a straight-line basis over the term of the lease and is included within real estate expenses in the consolidated statements of operations. Amortization totaled less than $0.1 million during the three months ended September 30, 2025 and 2024, respectively. Amortization totaled $0.1 million during each of the nine months ended September 30, 2025 and 2024, respectively.

The following table reflects a summary of operating land leases, under which the Company is the lessee, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating Cash Outflows	$76	$46	$222	$138
Weighted Average Remaining Lease Term	22.2	6.7	22.2	6.7
Weighted Average Discount Rate	4.3%	2.0%	4.3%	2.0

Minimum future lease payments under non-cancelable operating land leases, having remaining terms in excess of one year subsequent to September 30, 2025, are summarized as follows (in thousands):

Year Ending December 31,
Remainder of 2025	$78
2026	311
2027	320
2028	320
2029	320
2030	320
2031 and Thereafter	3,791
Total Lease Payments	$5,460
Imputed Interest	(2,323)
Operating Leases – Liability	$3,137

NOTE 10. ASSETS HELD FOR SALE

Assets held for sale was comprised of four properties as of September 30, 2025 and four properties as of December 31, 2024. Two of the properties classified as held for sale as of December 31, 2024 was sold during the nine months ended September 30, 2025. Assets held for sale consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Real Estate—Net	$10,832	$4,068
Intangible Lease Assets—Net	1,132	409
Intangible Lease Liabilities—Net	(105)	(39)
Straight-Line Rent Adjustment	49	84
Other Assets	3	6
Assets Prior to Provision for Impairment	$11,911	$4,528
Less Provision for Impairment	(2,095)	(2,274)
Total Assets Held for Sale	$9,816	$2,254

NOTE 11. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

Accounts payable, accrued expenses, and other liabilities consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Accounts Payable	$63	$40
Accrued Expenses	3,456	3,308
Tenant Security Deposits	170	140
Due to CTO	924	1,126
Interest Rate Swaps	143	—
Loan Reserves	1,045	601
Operating Leases - Liability (1)	3,137	3,230
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$8,938	$8,445
(1)	See Note 9, “Operating Land Leases” for further disclosure related to the Company’s operating lease liability balance as of September 30, 2025.

NOTE 12. OBLIGATION UNDER PARTICIPATION AGREEMENT

As discussed in Note 2, “Summary of Significant Accounting Policies,” the Company follows the guidance in FASB Topic ASC 860, Transfers and Servicing when accounting for participation in commercial loans and investments. ASC 860 states, if the sale of a participation does not have all of the characteristics of a participating interest, it does not achieve sale accounting and is treated as a secured borrowing and accordingly, the original commercial loan investment remains on the Company’s consolidated balance sheets and the proceeds are recorded as an obligation under participation agreement. As described in Note 4, “Commercial Loans and Investments”, the Company’s Loan Participation Sale for $13.6 million at an 8.0% interest rate did not achieve sale accounting. As of September 30, 2025, the Company had fully repaid the obligation under participation agreement. As of December 31, 2024, the Company’s obligation under participation agreement had a face value of $11.4 million, and the carrying value of the loan that is associated with this obligation under participation agreement was $11.3 million, net of a CECL reserve of $0.1 million.

NOTE 13. LONG-TERM DEBT

As of September 30, 2025, the Company’s outstanding indebtedness, at face value, was as follows:

	Face Value Debt (in thousands)	Stated Interest Rate	Wtd. Avg. Rate as of September 30, 2025	Maturity Date
Credit Facility (1)	$158,500	SOFR + 0.10% + [1.25% - 2.20%]	5.41%	January 2027
2026 Term Loan (2)	100,000	SOFR + 0.10% + [1.35% - 1.95%]	3.80%	May 2026
2027 Term Loan (3)	100,000	SOFR + 0.10% + [1.25% - 1.90%]	3.75%	January 2027
Total Debt/Weighted-Average Rate	$358,500		4.50%
(1)	As of September 30, 2025, the Company has utilized an interest rate swap to fix SOFR and achieve a weighted average fixed interest rate of 3.32% plus 0.10% and the applicable spread on $100 million of the outstanding balance on the Credit Facility (hereinafter defined). See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(2)	As of September 30, 2025, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan (hereinafter defined) balance. See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(3)	As of September 30, 2025, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2027 Term Loan (hereinafter defined) balance. See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

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

The Company is subject to customary restrictive covenants under the 2022 Amended and Restated Credit Agreement and the 2026 Term Loan Credit Agreement and the 2027 Term Loan Credit Agreement (each hereinafter defined), as amended, collectively referred to herein as the “Credit Agreements”, including, but not limited to, limitations on the Company’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. The Credit Agreements also contain financial covenants covering the Company, including but not limited to, tangible net worth and fixed charge coverage ratios.

As of September 30, 2025, the commitment level under the Credit Facility was $250.0 million and the Company had an outstanding balance of $158.5 million. The available borrowing capacity, subject to borrowing base restrictions, was $60.2 million as of September 30, 2025.

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

Long-term debt as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025		December 31, 2024
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$158,500	$—	$102,000	$—
2026 Term Loan	100,000	100,000	100,000	—
2027 Term Loan	100,000	—	100,000	—
Financing Costs, net of Accumulated Amortization	(345)	—	(534)	—
Total Long-Term Debt	$358,155	$100,000	$301,466	$—

 Payments applicable to reduction of principal amounts as of September 30, 2025 will be required as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2025	$—
2026	100,000
2027	258,500
2028	—
2029	—
2030	—
2031 and Thereafter	—
Total Long-Term Debt - Face Value	$358,500

The carrying value of long-term debt as of September 30, 2025 consisted of the following (in thousands):

Total
Current Face Amount	$358,500
Financing Costs, net of Accumulated Amortization	(345)
Total Long-Term Debt	$358,155

In addition to the $0.3 million of financing costs, net of accumulated amortization included in the table above, as of September 30, 2025, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $0.6 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest Expense	$3,703	$2,712	$10,856	$8,024
Interest Expense from Obligation Under Participation Agreement	10	275	375	369
Amortization of Deferred Financing Costs to Interest Expense	197	180	591	540
Total Interest Expense	$3,910	$3,167	$11,822	$8,933

Total Interest Paid	$4,279	$3,493	$10,962	$8,996

The Company was in compliance with all of its debt covenants as of September 30, 2025.

NOTE 14. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the three and nine months ended September 30, 2025 and 2024. Accordingly, the changes in fair value on the interest rate swaps have been classified in other comprehensive income. The fair value of the interest rate swap agreements are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

Information related to the Company’s interest rate swap agreements is noted below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value as of September 30, 2025
2026 Term Loan (1)	5/21/2021	5/21/2026	2.05% + 0.10% + applicable spread	$100,000	$1,109
2027 Term Loan (2)	11/29/2024	1/31/2027	1.61%+ 0.10% + applicable spread	$80,000	$2,057
2027 Term Loan (3)	9/30/2022	1/31/2027	3.84%+ 0.10% + applicable spread	$20,000	$(98)
Credit Facility (4)	3/1/2023	3/1/2028	3.21%+ 0.10%+ applicable spread	$50,000	$118
Credit Facility (5)	4/4/2025	1/1/2027	3.43%+ 0.10%+ applicable spread	$50,000	$42
(1)	As of September 30, 2025, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100.0 million 2026 Term Loan balance. The weighted average fixed interest rate of 2.05%, is comprised of: (i) rate swaps on $60.0 million of the 2026 Term Loan balance effective May 21, 2021, as amended on April 14, 2022 in connection with the 2026 Term Loan Amendment, to fix SOFR (prior to April 14, 2022, the swap was to fix LIBOR), and (ii) a rate swap on $40.0 million of the 2026 Term Loan Balance effective September 30, 2022, to fix SOFR.
(2)	As of September 30, 2025, the Company has utilized interest rate swaps to fix SOFR and achieve a fixed interest rate of 1.61% plus 0.10% and the applicable spread on $80.0 million of the $100.0 million 2027 Term Loan balance.
(3)	As of September 30, 2025, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.84% plus 0.10% and the applicable spread on $20.0 million of the $100.0 million 2027 Term Loan balance.
(4)	As of September 30, 2025, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus 0.10% and the applicable spread on $50.0 million of the outstanding balance on the Credit Facility.
(5)	As of September 30, 2025, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.43% plus 0.10% and the applicable spread on $50.0 million of the outstanding balance on the Credit Facility.

The use of interest rate swap agreements carries risks, including the risk that the counterparties to these agreements are not able to perform. To mitigate this risk, the Company enters into interest rate swap agreements with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not currently anticipate that any of the counterparties to the Company’s interest rate swap agreements will fail to meet their obligations. As of September 30, 2025 and December 31, 2024, there were no events of default related to the Company's interest rate swap agreements.

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

On October 21, 2022, the Company implemented a $150.0 million “at-the-market” equity offering program (the “2022 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. The Company was not active under the 2022 ATM Program during the three and nine months ended September 30, 2025. During the three months ended September 30, 2024, the Company sold 620,176 shares under the 2022 ATM Program for gross proceeds of $11.2 million at a weighted average price of $18.09 per share, generating net proceeds of $11.1 million after deducting transaction fees totaling $0.1 million. During the nine months ended September 30, 2024, the Company sold 623,526 shares under the 2022 ATM Program for gross proceeds of $11.3 million at a weighted average price of $18.08 per share, generating net proceeds of $11.1 million after deducting transaction fees totaling $0.2 million. During the year ended December 31, 2024, the Company sold 1,059,271 shares under the 2022 ATM Program for gross proceeds of $19.1 million at a weighted average price of $18.04 per share, generating net proceeds of $18.8 million after deducting transaction fees totaling $0.3 million. During the year ended December 31, 2023, the Company sold 665,929 shares under the 2022 ATM Program for gross proceeds of $12.6 million at a weighted average price of $18.96 per share, generating net proceeds of $12.4 million after deducting transaction fees totaling $0.2 million. During the year ended December 31, 2022, the Company sold 1,479,241 shares under the 2022 ATM Program for gross proceeds of $27.8 million at a weighted average price of $18.81 per share, generating net proceeds of $27.4 million after deducting transaction fees totaling $0.4 million.

In the aggregate, under the 2020 ATM Program and 2022 ATM Program, during the year ended December 31, 2022, the Company sold 1,925,408 shares for gross proceeds of $36.5 million at a weighted average price of $18.96 per share, generating net proceeds of $36.0 million after deducting transaction fees totaling $0.5 million.

NONCONTROLLING INTEREST

As of September 30, 2025, CTO holds, directly and indirectly, an 8.0% noncontrolling ownership interest in the Operating Partnership as a result of 1,223,854 OP Units issued to CTO and its wholly owned subsidiaries at the time of the Company’s IPO.

DIVIDENDS

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Code. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate U.S. federal corporate income taxes payable by the Company. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the nine months ended September 30, 2025 and 2024, the Company declared and paid cash dividends on its common stock and OP Units of $0.855 and $0.830 per share, respectively.

NOTE 16. COMMON STOCK AND EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income (loss) attributable to the Company for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is determined based on the assumption that the OP Units are redeemed for shares of our common stock on a one-for-one basis.

The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$(1,310)	$3,080	$(4,130)	$3,024

Weighted Average Number of Common Shares Outstanding	14,158,190	13,744,232	14,328,245	13,663,752
Weighted Average Number of Common Shares Applicable to OP Units using Treasury Stock Method (1)	1,223,854	1,223,854	1,223,854	1,223,854
Total Shares Applicable to Diluted Earnings per Share	15,382,044	14,968,086	15,552,099	14,887,606

Per Common Share Data:
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.
Basic	$(0.09)	$0.22	$(0.29)	$0.22
Diluted	$(0.09)	$0.21	$(0.29)	$0.20
(1)	Represents OP Units issued to CTO and its subsidiaries in connection with our formation transactions (See Note 19, “Related Party Management Company”).

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

In February 2025, the Board approved a $10.0 million stock repurchase program (the “2025 $10.0 Million Repurchase Program”). Under the 2025 $10.0 Million Repurchase Program, the Company repurchased 546,390 shares of its common stock on the open market for a total cost of $8.8 million, or an average price per share of $16.07, during the nine months ended September 30, 2025.

NOTE 18. STOCK-BASED COMPENSATION

Under the Company’s non-employee director compensation policy, each non-employee member of the Board receives a portion of their annual retainer fee in shares of Company common stock, and a portion in cash; and, with respect to the cash portion, each director may elect to receive such portion in shares of Company common stock rather than cash. The number of shares issued to the directors is calculated quarterly by dividing (i) the amount of the quarterly retainer fee payment due to such director by (ii) the 20-day trailing average closing price of the Company’s common stock as of the last business day of the quarter for which such payment applied, rounded down to the nearest whole number of shares. During the nine months ended September 30, 2025, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.3 million, or 18,554 shares, of which 5,806 shares were issued on April 1, 2025, 6,276 shares were issued on July 1, 2025, and 6,472 shares were issued on October 1, 2025. During the nine months ended September 30, 2024, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.2 million, or 14,603 shares, of which 5,131 shares were issued on April 1, 2024, 5,168 shares were issued on July 1, 2024, and 4,304 shares were issued on October 1, 2024.

NOTE 19. RELATED PARTY MANAGEMENT COMPANY

We are externally managed by the Manager, a wholly owned subsidiary of CTO. Subsequent to the IPO, through September 30, 2025, CTO has, directly and indirectly through a wholly owned subsidiary, purchased an aggregate of 431,912 shares of PINE common stock in the open market including (i) 109,081 shares purchased during the three and nine months ending September 30, 2025 for $1.6 million, or an average price per share of $14.24, (ii) 29,807 shares purchased during the year ended December 31, 2024 for $0.4 million, or an average price per share of $14.97, (iii) 129,271 shares purchased during the year ended December 31, 2023 for $2.1 million, or an average price per share of $16.21, (iv) 155,665 shares purchased during the year ended December 31, 2022 for $2.7 million, or an average price per share of $17.57 and (v) 8,088 shares purchased during the year ended December 31, 2021 for $0.1 million, or an average price per share of $17.65.

As of September 30, 2025, CTO owns, directly and indirectly through wholly owned subsidiaries, in the aggregate, 1,223,854 OP Units and 1,247,702 shares of PINE common stock, inclusive of (i) 394,737 shares of common stock totaling $7.5 million issued in connection with a private placement that closed concurrently with the IPO, (ii) 421,053 shares of common stock totaling $8.0 million issued in connection with the IPO, and (iii) 431,912 shares of common stock totaling $7.0 million purchased by CTO, directly and indirectly through a wholly owned subsidiary, subsequent to the IPO. The aggregate 1,223,854 OP Units and 1,247,702 shares of PINE common stock held by CTO represent an investment totaling $35.0 million, or 16.1% of PINE’s outstanding equity, as of September 30, 2025.

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

Our independent directors review our Manager’s performance and the management fees annually, and the Management Agreement may be terminated annually upon the affirmative vote of two-thirds of our independent directors or upon a determination by the holders of a majority of the outstanding shares of our common stock, based upon (i) unsatisfactory performance by the Manager that is materially detrimental to us or (ii) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by two-thirds of our independent directors. We may also terminate the Management Agreement for cause at any time, without the payment of any termination fee, with 30 days’ prior written notice from the Board.

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

The Company incurred management fee expenses totaling $1.1 million and $3.3 million during the three and nine months ended September 30, 2025, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.7 million and $2.1 million for the three and nine months ended September 30, 2025, respectively. The Company incurred management fee expenses totaling $1.1 million and $3.1 million during the three and nine months ended September 30, 2024, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.7 million and $1.9 million for the three and nine months ended September 30, 2024, respectively.

The following table represents amounts due to CTO (in thousands):

	As of
Description	September 30, 2025	December 31, 2024
Management Fee due to CTO	$1,082	$1,098
Other	(158)	28
Total (1)	$924	$1,126
(1)	Included in accrued expenses, see Note 11, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

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

Revenue Sharing Agreement

On December 4, 2023, CTO entered into an asset management agreement directly with the borrower under the Mortgage Note (as described in Note 4, “Commercial Loans and Investments”) to manage the portfolio of assets secured by the Mortgage Note. The Company entered into a revenue sharing agreement with CTO whereby the Company receives a share of the asset management fees, disposition management fees, leasing commissions, and other fees related to CTO’s management and administration of the portfolio (the “Revenue Sharing Agreement”). The Company’s share of the fees under the Revenue Sharing Agreement is based on fees earned by CTO associated with the single tenant properties within the portfolio.

The Company recognized $0.1 million and $0.3 million of revenue pursuant to the Revenue Sharing Agreement during the three and nine months ended September 30, 2025, respectively, which is included in other revenue on the Company’s consolidated statements of operations. The Company recognized $0.1 million and $0.4 million of revenue pursuant to the Revenue Sharing Agreement during the three and nine months ended September 30, 2024, respectively, which is included in other revenue on the Company’s consolidated statements of operations.

NOTE 20. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

CONTRACTUAL COMMITMENTS – EXPENDITURES

The Company has unfunded loan commitments under four of the Company’s five construction loans as described in Note 4, “Commercial Loans and Investments”. The unfunded portion of the construction loans totaled $17.2 million as of September 30, 2025.

The Company has committed to fund certain capital improvements related to several properties, which include tenant improvements, landlord work, leasing commissions, and other capital improvements. As of September 30, 2025, the commitments totaled $2.1 million, of which $1.1 million has been paid, leaving a remaining commitment of $1.0 million. The improvements are generally expected to be completed within 12 months of September 30, 2025.

NOTE 21. BUSINESS SEGMENT DATA

The Company operates in two primary business segments: income properties and commercial loans and investments.

Our income property operations consist of lease income from income producing properties and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 82% of our identifiable assets as of September 30, 2025 and December 31, 2024, respectively, and 82% and 90% of our consolidated revenues for the nine months ended September 30, 2025 and 2024, respectively. Our commercial loans and investment operations accounted for 17% and 15% of our identifiable assets as of September 30, 2025 and December 31, 2024, respectively, and 17% and 9% of our consolidated revenues for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, our commercial loans investment portfolio consisted of 14 commercial loan investments, of which three are related to properties acquired through a sale-leaseback transaction whereby the tenant has a future repurchase right.

The Company’s CODM evaluates segment performance based on total revenues less direct costs of revenues when making decisions about allocating capital to the segments. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skill.

Information about the Company’s operations in different segments for the three months ended September 30, 2025 is as follows (in thousands):

	Income Properties	Commercial Loans and Investments	Total
Revenues:
Lease Income	$12,122	$—	$12,122
Interest Income from Commercial Loans and Investments	—	2,320	2,320
Total Revenues for Reportable Segments	12,122	2,320	14,442

Reconciliation to Consolidated Revenues
Other Revenues			121
Total Consolidated Revenues			$14,563

Operating Expenses:
Real Estate Expenses	1,891	—	1,891
Total Revenues Less Direct Costs of Revenues	10,231	2,320	12,551
Provision for Impairment	1,975	(60)	1,915
Depreciation and Amortization	6,597	—	6,597
Total Revenues Less Operating Expenses for Reportable Segments	1,659	2,380	4,039
Loss on Disposition of Assets	(46)	—	(46)
Net Income From Operations for Reportable Segments	1,613	2,380	3,993

Reconciliation to Consolidated Net Loss
Other Revenues			121
General and Administrative Expenses			(1,695)
Investment and Other Income			68
Interest Expense			(3,910)
Consolidated Net Loss			$(1,423)

Information about the Company’s operations in different segments for the three months ended September 30, 2024 is as follows (in thousands):

	Income Properties	Commercial Loans and Investments	Total
Revenues:
Lease Income	$11,718	$—	$11,718
Interest Income from Commercial Loans and Investments	—	1,663	1,663
Total Revenues for Reportable Segments	11,718	1,663	13,381

Reconciliation to Consolidated Revenues
Other Revenues			99
Total Consolidated Revenues			$13,480

Operating Expenses:
Real Estate Expenses	1,841	—	1,841
Total Revenues Less Direct Costs of Revenues	9,877	1,663	11,540
Provision for Impairment	—	422	422
Depreciation and Amortization	6,340	—	6,340
Total Revenues Less Operating Expenses for Reportable Segments	3,537	1,241	4,778
Gain on Disposition of Assets	3,426	—	3,426
Net Income From Operations for Reportable Segments	6,963	1,241	8,204

Reconciliation to Consolidated Net Income
Other Revenues			99
General and Administrative Expenses			(1,843)
Investment and Other Income			61
Interest Expense			(3,167)
Consolidated Net Income			$3,354

Information about the Company’s operations in different segments for the nine months ended September 30, 2025 is as follows (in thousands):

	Income Properties	Commercial Loans and Investments	Total
Revenues:
Lease Income	$35,970	$—	$35,970
Interest Income from Commercial Loans and Investments	—	7,358	7,358
Total Revenues for Reportable Segments	35,970	7,358	43,328

Reconciliation to Consolidated Revenues
Other Revenues			304
Total Consolidated Revenues			$43,632

Operating Expenses:
Real Estate Expenses	6,030	—	6,030
Total Revenues Less Direct Costs of Revenues	29,940	7,358	37,298
Provision for Impairment	6,615	134	6,749
Depreciation and Amortization	20,609	—	20,609
Total Revenues Less Operating Expenses for Reportable Segments	2,716	7,224	9,940
Gain on Disposition of Assets	2,043	—	2,043
Net Income From Operations for Reportable Segments	4,759	7,224	11,983

Reconciliation to Consolidated Net Loss
Other Revenues			304
General and Administrative Expenses			(5,108)
Investment and Other Income			160
Interest Expense			(11,822)
Consolidated Net Loss			$(4,483)

Information about the Company’s operations in different segments for the nine months ended September 30, 2024 is as follows (in thousands):

	Income Properties	Commercial Loans and Investments	Total
Revenues:
Lease Income	$34,512	$—	$34,512
Interest Income from Commercial Loans and Investments	—	3,552	3,552
Total Revenues for Reportable Segments	34,512	3,552	38,064

Reconciliation to Consolidated Revenues
Other Revenues			372
Total Consolidated Revenues			$38,436

Operating Expenses:
Real Estate Expenses	5,569	—	5,569
Total Revenues Less Direct Costs of Revenues	28,943	3,552	32,495
Provision for Impairment	589	521	1,110
Depreciation and Amortization	19,074	—	19,074
Total Revenues Less Operating Expenses for Reportable Segments	9,280	3,031	12,311
Gain on Disposition of Assets	4,344	—	4,344
Net Income From Operations for Reportable Segments	13,624	3,031	16,655

Reconciliation to Consolidated Net Loss
Other Revenues			372
General and Administrative Expenses			(4,987)
Investment and Other Income			186
Interest Expense			(8,933)
Consolidated Net Income			$3,293

Capital expenditures of each segment for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Capital Expenditures:
Income Properties	$27,175	$6,577	$67,514	$22,523
Commercial Loans and Investments	30,320	42,678	63,418	52,993
Total Capital Expenditures	$57,495	$49,255	$130,932	$75,516

Identifiable assets of each segment as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

	As of
	September 30, 2025	December 31, 2024
Identifiable Assets:
Income Properties	$507,276	$497,765
Commercial Loans and Investments	108,721	92,358
Other Revenue	32	17
Corporate and Other	5,395	14,855
Total Assets	$621,424	$604,995

Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Corporate and other assets consist primarily of cash and restricted cash as well as the interest rate swaps.

NOTE 22. SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through October 23, 2025, the date the consolidated financial statements were issued.

On October 15, 2025, the Company originated a new first mortgage loan investment secured by a luxury residential development located in the Austin, Texas metropolitan area (the “October 2025 Loan”). The loan agreement for the October 2025 Loan provides for a phase one loan and a phase two loan. On October 15, 2025, the Company funded $14.1 million of the phase one loan, with a total commitment for the phase one loan of up to $29.5 million. The Company’s funding of the remainder of the phase one loan is subject to the borrower’s satisfaction of certain conditions. The total commitment for the phase two loan is up to $31.8 million, and the Company’s funding of loan commitments under the phase two loan is subject to the borrower’s satisfaction of certain conditions. The interest rate for all amounts funded under both the phase one and phase two loans, commencing at October 15, 2025, is 17.0%, inclusive of 4.0% paid-in-kind for the full term of the October 2025 Loan, and steps down to 16.0% during months seven to 12, and to 14.0% thereafter. The October 2025 Loan has 36-month term and will be repaid as collateralized home lots are sold.

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

During the nine months ended September 30, 2025, the Company acquired five properties for an aggregate purchase price of $60.8 million, or a cost of $61.1 million including capitalized acquisition costs. During the nine months ended September 30, 2025, the Company sold 11 properties for an aggregate sales price of $34.3 million, generating aggregate gains on sale of $2.0 million.

As of September 30, 2025, we owned 128 properties, including the three properties classified as commercial loans and investments, with an aggregate gross leasable area of 4.1 million square feet, located in 34 states, with a weighted average remaining lease term of 8.7 years. Our portfolio was 99% occupied as of September 30, 2025.

We also acquire or originate commercial loans and investments associated with commercial real estate located in the United States. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate. As of September 30, 2025, the Company’s commercial loan investments portfolio had a total carrying value of $102.8 million and was comprised of five construction loans, six mortgage notes, and three properties acquired pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO (our “Manager”). CTO is a Maryland corporation that is a publicly traded diversified REIT and the sole member of our Manager.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

The following presents the Company’s results of operations for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024 (in thousands):

	Three Months Ended
	September 30, 2025	September 30, 2024	$ Variance	% Variance
Revenues:
Lease Income	$12,122	$11,718	$404	3.4%
Interest Income from Commercial Loans and Investments	2,320	1,663	657	39.5%
Other Revenue	121	99	22	22.2%
Total Revenues	14,563	13,480	1,083	8.0%
Operating Expenses:
Real Estate Expenses	1,891	1,841	50	2.7%
General and Administrative Expenses	1,695	1,843	(148)	(8.0)%
Provision for Impairment	1,915	422	1,493	353.8%
Depreciation and Amortization	6,597	6,340	257	4.1%
Total Operating Expenses	12,098	10,446	1,652	15.8%
Gain (Loss) on Disposition of Assets	(46)	3,426	(3,472)	(101.3)%
Net Income from Operations	2,419	6,460	(4,041)	(62.6)%
Investment and Other Income	68	61	7	11.5%
Interest Expense	(3,910)	(3,167)	(743)	(23.5)%
Net Income (Loss)	(1,423)	3,354	(4,777)	(142.4)%
Less: Net Loss (Income) Attributable to Noncontrolling Interest	113	(274)	387	141.2%
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$(1,310)	$3,080	$(4,390)	(142.5)%

Lease Income and Real Estate Expenses

Revenue from our property operations totaled $12.1 million and $11.7 million during the three months ended September 30, 2025 and 2024, respectively. The $0.4 million increase in lease income is primarily attributable to an increase in rents due to the volume of property acquisitions versus dispositions. The direct costs of revenues for our income properties totaled $1.9 million and $1.8 million during the three months ended September 30, 2025 and 2024, respectively.

Commercial Loans and Investments

Interest income from commercial loans and investments totaled $2.3 million and $1.7 million for the three months ended September 30, 2025 and 2024, respectively. The $0.6 million increase in income is attributable to the expanded portfolio of commercial loans and investments which, as of September 30, 2025, was comprised of five construction loans, six mortgage notes, and three properties acquired pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right. As of September 30, 2024, the Company’s portfolio of commercial loans and investments was comprised of five construction loans, one mortgage note, and three properties acquired pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right.

Other Revenue

Other revenue totaled $0.1 million for the three months ended September 30, 2025 and 2024. The revenue is attributable to fees earned from a revenue sharing agreement the Company entered into with CTO as further described in Note 19, “Related Party Management Company” in the Notes to the Financial Statements.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024 (in thousands):

	Three Months Ended
	September 30, 2025	September 30, 2024	$ Variance	% Variance
Management Fee to Manager	$1,082	$1,052	$30	2.9%
Director Compensation Expense	127	79	48	60.8%
Director & Officer Insurance Expense	68	53	15	28.3%
Additional General and Administrative Expense	418	659	(241)	(36.6%)
Total General and Administrative Expenses	$1,695	$1,843	$(148)	(8.0%)

General and administrative expenses totaled $1.7 million and $1.8 million during the three months ended September 30, 2025 and 2024, respectively. The $0.1 million decrease is primarily the result of decreases in corporate legal and consulting fees.

Provision for Impairment

As further described in Note 7, “Provision for Impairment,” during the three months ended September 30, 2025, the Company recorded a $1.9 million impairment charge representing the provision for losses related to a certain income property, for which the Company’s current intent is to dispose of such property in order to facilitate the re-investment of the proceeds therefrom into new investment opportunities, and a $0.1 million adjustment to the provision for impairment representing the reduction in current expected credit losses (“CECL”) reserve related to our commercial loans and investments due to the decrease in principal outstanding as compared to June 30, 2025. During the three months ended September 30, 2024, the Company recorded a $0.4 million impairment charge which represents the increase in the CECL reserve related to our commercial loans and investments.

Depreciation and Amortization

Depreciation and amortization expense totaled $6.6 million and $6.3 million during the three months ended September 30, 2025 and 2024, respectively. The $0.3 million increase in depreciation and amortization expense is reflective of the increase in asset cost basis of the Company’s income property portfolio.

Gain (Loss) on Disposition of Assets

During the three months ended September 30, 2025, the Company sold three properties for an aggregate sales price of $6.2 million, generating an aggregate loss on sale of less than $0.1 million. During the three months ended September 30, 2024, the Company sold eight properties for an aggregate sales price of $48.6 million, generating aggregate gains on sale of $3.4 million.

Investment and Other Income

Investment and other income was relatively flat and totaled $0.1 million during each of the three month periods ended September 30, 2025 and 2024.

Interest Expense

Interest expense totaled $3.9 million and $3.2 million during the three months ended September 30, 2025 and 2024, respectively. The $0.7 million increase in interest expense is attributable to the higher average outstanding balance on the Company’s Credit Facility as well as an increase in the fixed interest for the 2027 Term Loan effective in November of 2024. The overall increase in the Company’s long-term debt was primarily utilized to fund the acquisition of properties and commercial loans and investments during the nine months ended September 30, 2025.

Net Income (Loss)

Net loss totaled $1.4 million and net income totaled $3.4 million during the three months ended September 30, 2025 and 2024, respectively. The $4.8 million decrease in net income is attributable to the factors described above, most notably the $3.5 million decrease of gains on sales of properties, the $1.5 million increase in provision for impairment, as well as the $0.7 million increase in interest expense, which is partially offset by the $1.1 million increase in total revenues.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

The following presents the Company’s results of operations for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024 (in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024	$ Variance	% Variance
Revenues:
Lease Income	$35,970	$34,512	$1,458	4.2%
Interest Income from Commercial Loans and Investments	7,358	3,552	3,806	107.2%
Other Revenue	304	372	(68)	(18.3)%
Total Revenues	43,632	38,436	5,196	13.5%
Operating Expenses:
Real Estate Expenses	6,030	5,569	461	8.3%
General and Administrative Expenses	5,108	4,987	121	2.4%
Provision for Impairment	6,749	1,110	5,639	508.0%
Depreciation and Amortization	20,609	19,074	1,535	8.0%
Total Operating Expenses	38,496	30,740	7,756	25.2%
Gain on Disposition of Assets	2,043	4,344	(2,301)	(53.0)%
Net Income from Operations	7,179	12,040	(4,861)	(40.4)%
Investment and Other Income	160	186	(26)	(14.0)%
Interest Expense	(11,822)	(8,933)	(2,889)	(32.3)%
Net Income (Loss)	(4,483)	3,293	(7,776)	(236.1)%
Less: Net Loss (Income) Attributable to Noncontrolling Interest	353	(269)	622	231.2%
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$(4,130)	$3,024	$(7,154)	(236.6)%

Lease Income and Real Estate Expenses

Revenue from our property operations totaled $36.0 million and $34.5 million during the nine months ended September 30, 2025 and 2024, respectively. The $1.5 million increase in lease income is primarily attributable to an increase in rents due to the volume of property acquisitions versus dispositions. The direct costs of revenues for our income properties totaled $6.0 million and $5.6 million during the nine months ended September 30, 2025 and 2024, respectively. The $0.4 million increase in the direct cost of revenues is reflective of increased reimbursable expenses.

Commercial Loans and Investments

Interest income from commercial loans and investments totaled $7.4 million and $3.6 million for the nine months ended September 30, 2025 and 2024, respectively. The $3.8 million increase in income is attributable to the expanded portfolio of commercial loans and investments which, as of September 30, 2025, was comprised of five construction loans, six mortgage notes, and three properties acquired pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right. As of September 30, 2024, the Company’s portfolio of commercial loans and investments was comprised of five construction loans, one mortgage note, and three properties acquired pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right.

Other Revenue

Other revenue totaled $0.3 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively. The revenue is attributable to fees earned from a revenue sharing agreement the Company entered into with CTO as further described in Note 19, “Related Party Management Company” in the Notes to the Financial Statements. The $0.1 million decrease is attributable to leasing commissions earned during the nine months ended September 30, 2024.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024 (in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024	$ Variance	% Variance
Management Fee to Manager	$3,278	$3,142	$136	4.3%
Director Compensation Expense	382	238	144	60.5%
Director & Officer Insurance Expense	204	160	44	27.5%
Additional General and Administrative Expense	1,244	1,447	(203)	(14.0%)
Total General and Administrative Expenses	$5,108	$4,987	$121	2.4%

General and administrative expenses totaled $5.1 million and $5.0 million during the nine months ended September 30, 2025 and 2024, respectively. The $0.1 million increase is primarily the result of increases in the management fee and director compensation, partially offset by a decrease in corporate legal and consulting fees.

Provision for Impairment

As further described in Note 7, “Provision for Impairment”, during the nine months ended September 30, 2025, the Company recorded a $6.6 million impairment charge representing the provision for losses related to certain income properties, for which the Company’s current intent is to dispose of such properties in order to facilitate the re-investment of the proceeds therefrom into new investment opportunities, and a $0.1 million impairment charge which represents the change in our CECL reserve related to our commercial loans and investments. During the nine months ended September 30, 2024, the Company recorded a $0.6 million impairment charge representing the provision for losses related to our income properties, and a $0.5 million impairment charge which represents the change in our CECL reserve related to our commercial loans and investments.

Depreciation and Amortization

Depreciation and amortization expense totaled $20.6 million and $19.1 million during the nine months ended September 30, 2025 and 2024, respectively. The $1.5 million increase in depreciation and amortization expense is reflective of the increase in asset cost basis of the Company’s income property portfolio.

Gain on Disposition of Assets

During the nine months ended September 30, 2025, the Company sold 11 properties for an aggregate sales price of $34.3 million, generating aggregate gains on sale of $2.0 million. During the nine months ended September 30, 2024, the Company sold 10 properties for an aggregate sales price of $55.2 million, generating aggregate gains on sale of $4.3 million.

Investment and Other Income

Investment and other income was relatively flat and totaled $0.2 million during each of the nine month periods ended September 30, 2025 and 2024.

Interest Expense

Interest expense totaled $11.8 million and $8.9 million during the nine months ended September 30, 2025 and 2024, respectively. The $2.9 million increase in interest expense is attributable to the higher average outstanding balance on the Company’s Credit Facility as well as increase in the fixed interest for the 2027 Term Loan effective in November of 2024. The overall increase in the Company’s long-term debt was primarily utilized to fund the acquisition of properties and commercial loans and investments during the nine months ended September 30, 2025.

Net Income (Loss)

Net loss totaled $4.5 million and net income totaled $3.3 million during the nine months ended September 30, 2025 and 2024, respectively. The $7.8 million decrease in net income is attributable to the factors described above, most notably the $5.6 million increase in provision for impairment, the $2.3 million decrease in gains on sale of properties, and an additional $2.9 million increase in interest expense, partially offset by the $5.2 million increase in total revenues.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $6.6 million as of September 30, 2025, including restricted cash of $5.5 million. See Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance as of September 30, 2025.

Long-Term Debt. As of September 30, 2025, the commitment level under the Credit Facility was $250.0 million, and the Company had an outstanding balance of $158.5 million and $60.2 million of available capacity. The Company also had $200.0 million in term loans outstanding as of September 30, 2025. See Note 13, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance at September 30, 2025.

Acquisitions and Dispositions. As further described in Note 3, “Property Portfolio,” during the nine months ended September 30, 2025, the Company acquired five properties for an aggregate purchase price of $60.8 million, or a cost of $61.1 million including capitalized acquisition costs, and sold 11 properties for an aggregate sales price of $34.3 million, generating aggregate gains on sale of $2.0 million.

ATM Program. The Company was not active under the 2022 ATM Program during the nine months ended September 30, 2025.

Capital Expenditures. As of September 30, 2025, the Company has committed to fund certain capital improvements related to several properties, which include tenant improvements, landlord work, leasing commissions, and other capital improvements. As of September 30, 2025, the commitments totaled $2.1 million, of which $1.1 million has been paid, leaving a remaining commitment of $1.0 million. The improvements are generally expected to be completed within 12 months of September 30, 2025.  Additionally, as of September 30, 2025, the Company has unfunded loan commitments under four of the Company’s five construction loans as described in Note 4, “Commercial Loans and Investments”. The unfunded portion of the construction loans totaled $17.2 million as of September 30, 2025.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, proceeds from the completion of the sale of assets utilizing the reverse like-kind 1031 exchange structure, $90.4 million of availability remaining under the 2022 ATM Program, and $60.2 million of available capacity on the existing $250.0 million Credit Facility.

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

Reconciliation of Non-GAAP Measures (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Income (Loss)	$(1,423)	$3,354	$(4,483)	$3,293
Depreciation and Amortization	6,597	6,340	20,609	19,074
Provision for Impairment	1,915	422	6,749	1,110
Loss (Gain) on Disposition of Assets	46	(3,426)	(2,043)	(4,344)
Funds From Operations	$7,135	$6,690	$20,832	$19,133
Adjustments:
Amortization of Intangible Assets and Liabilities to Lease Income	(176)	(136)	(422)	(361)
Straight-Line Rent Adjustment	(177)	(216)	(539)	(370)
Non-Cash Compensation	95	79	285	238
Amortization of Deferred Financing Costs to Interest Expense	197	180	591	540
Other Non-Cash Adjustments	54	52	162	111
Adjusted Funds From Operations	$7,128	$6,649	$20,909	$19,291

Weighted Average Number of Common Shares:
Basic	14,158,190	13,744,232	14,328,245	13,663,752
Diluted	15,382,044	14,968,086	15,552,099	14,887,606

Other Data (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
FFO	$7,135	$6,690	$20,832	$19,133
FFO per Diluted Share	$0.46	$0.45	$1.34	$1.29

AFFO	$7,128	$6,649	$20,909	$19,291
AFFO per Diluted Share	$0.46	$0.44	$1.34	$1.30

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease. As required by GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled five properties for an aggregate purchase price of $60.8 million for the nine months ended September 30, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13(a)-15 and 15(d)-15 of the Exchange Act was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

ITEM 1A. RISK FACTORS

The following risk factor should be read in conjunction with the risk factors set forth under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”). The risks described in the Form 10-K and below are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Recent Tax Law Changes

On July 4, 2025, President Trump signed into law the legislation known as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA made significant changes to the U.S. federal income tax law that impact REITs and their investors. Specifically, the OBBBA increases the REIT asset test limitation on the value of taxable REIT subsidiary (“TRS”) securities a REIT may hold from 20% to 25% for taxable years beginning after December 31, 2025. As a result, for taxable years beginning after December 31, 2025, the aggregate value of all securities of TRSs held by a REIT may not exceed 25% of the value of its total assets. The OBBBA also makes permanent the 20% deduction for “qualified REIT dividends” (i.e., REIT dividends other than capital gain dividends and portions of REIT dividends designated as qualified dividend income) for individuals, trusts, and estates that was set to sunset for taxable years beginning after December 31, 2025. In addition, for taxable years beginning after December 31, 2024, the OBBBA restored the exclusion of deductions for depreciation, depletion and amortization in the calculation of a taxpayer’s “adjusted taxable income” for purposes of calculating the limitation on the taxpayer’s net interest expense deduction, which was previously in effect for taxable years beginning before January 1, 2022. This change will generally have the effect of increasing the available deduction.

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

ALPINE INCOME PROPERTY TRUST, INC.
(Registrant)

October 23, 2025	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

October 23, 2025	By:	/s/ Philip R. Mays
Philip R. Mays, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
October 23, 2025	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)