Form 10-K
period 2025-12-31
Alpine Income Property Trust, Inc.
filed 2026-02-05
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

(407) 904-3324

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Name of each exchange on which
Title of each class	Trading Symbol	registered
COMMON STOCK, $0.01 PAR VALUE	PINE	NYSE
8.000% SERIES A CUMULATIVE REDEEMABLE PREFERRED STOCK, $0.01 PAR VALUE	PINE/PA	NYSE

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

On June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $190,306,859 based on the closing sales price of the Registrant’s common stock on such date as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant’s common stock of which the Registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant.

The number of shares of the registrant’s common stock outstanding on January 29, 2026 was 15,088,574.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference in Part III of this report.

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

Special Note Regarding Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The words “believe,” “estimate,” “expect,” “intend,” “anticipate,” “will,” “could,” “may,” “should,” “plan,” “potential,” “predict,” “forecast,” “project,” “assume,” and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates on which they were made. Forward-looking statements are made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

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

ITEM 1.            BUSINESS

OVERVIEW

We are a real estate investment trust (“REIT”) that owns and operates a high-quality portfolio of commercial net lease properties all located in the United States. Our properties are primarily leased to industry leading, creditworthy tenants, many of which operate in industries we believe are resistant to the impact of e-commerce. Our portfolio consists of 127 net leased properties located in 32 states. The properties in our portfolio are primarily subject to long-term leases, which generally require the tenant to pay directly or reimburse us for property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. We also acquire and originate commercial loans and investments. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate.

The Company operates in two primary business segments: (i) income properties and (ii) commercial loans and investments.

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

Our primary objective is to maximize cash flow and value per share by generating stable and growing cash flows and attractive risk-adjusted returns through (i) the ownership, operation and growth through acquisition of a diversified portfolio of high-quality, net leased commercial properties with attractive long-term real estate fundamentals and (ii) investments in commercial loans and other investments secured by real estate. The 127 properties in our income property portfolio are 99.5% occupied and represent 4.3 million of gross rentable square feet with leases that have a weighted average lease term of 8.4 years (weighting based on annualized base rent as of December 31, 2025). Our portfolio is representative of our investment strategy, which consists of one or more of the following core investment criteria:

●	Attractive Locations. The 127 properties in our portfolio are primarily located in, or in close proximity to major metropolitan statistical areas, or MSAs, and in markets in the United States with favorable economic and demographic conditions supporting the underlying businesses of our tenants. As of December 31, 2025, approximately 52% of our portfolio’s annualized base rent was derived from properties located in MSAs with populations greater than one million people.

●	Creditworthy Tenants. 51% of our portfolio’s annualized base rent as of December 31, 2025 was derived from tenants that have (or whose parent company has) an investment grade credit rating from a recognized credit rating agency. The Company defines an investment grade credit rating as a rating from S&P Global Ratings, Moody’s Investors Service, Fitch Ratings or the National Association of Insurance Commissioners of Baa3, BBB-, or NAIC-2 or higher. If applicable, in the event of a split rating between S&P Global Ratings and Moody’s Investors Services, the Company utilizes the higher of the two ratings as its reference point as to whether a tenant has an investment grade credit rating.

●	Geographic Diversity. Our portfolio is spread across 95 markets in 32 states. Our largest property, as measured by annualized base rent, is located in the Rochester, New York MSA.

●	High Occupancy with Primarily Long Duration Leases. Our portfolio is 99.5% occupied. The leases in our portfolio have a weighted average remaining lease term of 8.4 years (weighted based on annualized base rent as of December 31, 2025).

In addition to our income property portfolio, as of December 31, 2025, our business included a portfolio of nine construction loans, six mortgage notes, and three properties acquired pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right.

Organization

The Company is a Maryland corporation formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering (“IPO”). Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “PINE.” We sold 7,500,000 shares of our common stock at $19.00 per share in the IPO. CTO purchased 421,053 of the shares of our common stock that we sold in the IPO. Concurrently with the closing of the IPO, CTO invested $15.5 million in exchange for 815,790 shares of our common stock (the “CTO Private Placement”). We refer to the IPO, the CTO Private Placement, and the other transactions executed at the time of our listing on the NYSE collectively as the “Formation Transactions.” See Note 19, “Related Party Management Company” in the Notes to the Financial Statements for the Company’s disclosure related to CTO’s purchases of PINE common stock subsequent to the IPO.

We are externally managed by our Manager and conduct the substantial majority of our operations through, and substantially all of our assets are held by, Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. As of December 31, 2025, we have a total common ownership interest in the Operating Partnership of 92.4%, with CTO holding, directly and indirectly, a 7.6% common ownership interest in the Operating Partnership. We also own 100% of the Series A Preferred units of the Operating Partnership underlying the Series A Preferred Stock (hereinafter defined). Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage common ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) manages our business and affairs.

Each limited partner of the Operating Partnership has the right to require the Operating Partnership to redeem part or all of its common units of the Operating Partnership (“OP Units”) for cash, based upon the value of an equivalent number of shares of our common stock at the time of the redemption, or, at our election, shares of our common stock on a one-for-one basis, beginning on and after the date that is 12 months after issuance of such OP Units, subject to certain adjustments and the restrictions on ownership and transfer of our stock set forth in our charter. Each redemption of OP Units will increase our percentage ownership interest in the Operating Partnership and our share of its cash distributions and profits and losses.

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

On October 21, 2022, the Company implemented a $150.0 million “at-the-market” equity offering program (the “2022 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. During the year ended December 31, 2025, the Company sold 618,757 shares under the 2022 ATM Program for gross proceeds of $10.6 million at a weighted average price of $17.10 per share, generating net proceeds of $10.4 million after deducting transaction fees totaling $0.2 million. During the year ended December 31, 2024, the Company sold 1,059,271 shares under the 2022 ATM Program for gross proceeds of $19.1 million at a weighted average price of $18.04 per share, generating net proceeds of $18.8 million after deducting transaction fees totaling $0.3 million. During the year ended December 31, 2023, the Company sold 665,929 shares under the 2022 ATM Program for gross proceeds of $12.6 million at a weighted average price of $18.96 per share, generating net proceeds of $12.4 million after deducting transaction fees totaling $0.2 million. During the year ended December 31, 2022, the Company sold 1,479,241 shares under the 2022 ATM Program for gross proceeds of $27.8 million at a weighted average price of $18.81 per share, generating net proceeds of $27.4 million after deducting transaction fees totaling $0.4 million. As of December 31, 2025, we have $79.9 million of availability under the 2022 ATM Program.

In the aggregate, under the 2020 ATM Program and 2022 ATM Program, during the year ended December 31, 2022, the Company sold 1,925,408 shares for gross proceeds of $36.5 million at a weighted average price of $18.96 per share, generating net proceeds of $36.0 million after deducting transaction fees totaling $0.5 million.

On November 5, 2025, the Company priced a public offering of 2,000,000 shares of the Company’s 8.00% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a public offering price of $25.00 per share. The offering closed on November 12, 2025, and the Company received gross proceeds of $50.0 million before deducting the underwriting discount and expenses, with net proceeds totaling $48.1 million.

On December 5, 2025, the Company implemented a $35.0 million “at-the-market” preferred stock equity offering program (the “2025 Preferred Stock ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s Series A Preferred Stock. During the year ended December 31, 2025, the Company sold 83,328 shares under the 2025 Preferred Stock ATM Program for gross proceeds of $2.1 million at a weighted average price of $24.96 per share, generating net proceeds of $2.0 million after deducting transaction fees totaling less than $0.1 million. As of December 31, 2025, $32.9 million of availability remained under the 2025 Preferred Stock ATM Program.

The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The Series A Preferred Stock has no maturity date and will remain outstanding unless redeemed. The Series A Preferred Stock is not redeemable by the Company prior to November 12, 2030 except under limited circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes or upon the occurrence of a change of control, as defined in the Articles Supplementary designating the Series A Preferred Stock (the “Articles Supplementary”). Upon such change in control, the Company may redeem, at its election, the Series A Preferred Stock at a redemption price of $25.00 per share plus any accumulated and unpaid dividends up to, but excluding the date of redemption, and in limited circumstances, the holders of preferred stock shares may convert some or all of their Series A Preferred Stock into shares of the Company’s common stock at conversion rates set forth in the Articles Supplementary.

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

We also acquire and originate commercial loans and investments associated with real estate located in the United States. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate.

Property Portfolio

As of December 31, 2025, the Company owned 127 properties in 32 states. The following is a summary of the relevant leases attributable to these properties:

Description	Location	Rentable Square Feet	Annualized Base Rent ($000's) (1)
Beachside Hospitality Group	Anna Maria, FL	10,600	$1,996
Germfree Laboratories	Ormond Beach, FL	160,013	1,931
Dicks Sporting Goods	Victor, NY	120,908	1,871
Bass Pro Shops	Hermantown, MN	66,033	1,370
Walmart	Howell, MI	214,172	1,369
Lowe's	Knoxville, TN	142,092	1,363
BJ's Wholesale Club	Concord, NC	108,532	1,255
Beachside Hospitality Group	Bradenton Beach, FL	22,131	1,168
Alamo Drafthouse	Westminster, CO	43,815	1,153
Walmart	Houston, TX	131,039	959
At Home	Concord, NC	108,338	947
Lowe's	Houston, TX	131,644	917
Lowe's	Logan, WV	114,731	870
Burlington	North Richland Hills, TX	70,891	859

Lowe's (3)	Stockton, CA	138,136		756
Lowe's	Adrian, MI	101,287		703
Home Depot	Woodridge, IL	110,626		693
Best Buy	Downers Grove, IL	62,860		684
Beachside Hospitality Group	Longboat Key, FL	6,520		657
At Home	Turnersville, NJ	89,460		641
Academy Sports	Tupelo, MS	62,943		634
Live Nation	East Troy, WI	-	(2)	634
Dicks Sporting Goods	Downers Grove, IL	38,297		630
Walmart (3)	Richmond, VA	116,425		625
Academy Sports	Florence, SC	58,410		625
Lowe's	Fremont, OH	125,357		603
Dicks Sporting Goods	Chesterfield, MI	49,979		603
Crunch Fitness	Buford, GA	24,800		514
Lowe's (3)	El Paso, TX	136,545		512
Best Buy	Lafayette, LA	45,611		507
AMC	Tyngsborough, MA	39,474		507
Sportsman's Warehouse	Morgantown, WV	30,547		498
Dicks Sporting Goods	Vineland, NJ	50,000		496
Dicks Sporting Goods	McDonough, GA	46,315		495
Walgreens	Blackwood, NJ	14,820		464
Dicks Sporting Goods	Glen Allen, VA	23,635		458
Best Buy	Dayton, OH	45,535		432
CVS	Baton Rouge, LA	13,813		383
Marshalls	Vineland, NJ	30,006		375
Verizon	Vineland, NJ	6,034		359
Home Depot (3)	Vineland, NJ	125,218		353
Walgreens	Decatur, IL	14,820		353
Michaels	Vineland, NJ	24,000		342
Best Buy	McDonough, GA	30,038		338
Walgreens	Edgewater, MD	14,820		328
Office Depot	Albuquerque, NM	30,346		319
Old Time Pottery	West Chicago, IL	78,721		313
Best Buy	Vineland, NJ	20,460		297
Petco	Richmond, VA	13,386		294
Ashley HomeStore	Dayton, OH	33,310		285
TJ Maxx	Richmond, VA	21,089		264
Walgreens	Albany, GA	14,770		258
Walmart	Hempstead, TX	52,190		253
HomeGoods	Vineland, NJ	22,910		245
Walmart	Malden, MO	48,081		240
Nawabi Hyderabad House	Concord, NC	7,480		229
Walgreens	Glen Burnie, MD	14,490		228
7-Eleven (3)	Olathe, KS	4,165		219
Office Depot	Gadsden, AL	23,638		217
Boot Barn	Concord, NC	10,037		195
Mattress Firm	Richmond, IN	5,108		175
Mattress Firm	Lake City, FL	4,577		170
Bounce Hopper	Victor, NY	20,055		159
Miya Nails	Richmond, VA	10,823		155
Advance Auto Parts	St. Paul, MN	7,201		150
Harbor Freight	Washington, MO	23,466		150
Advance Auto Parts	Severn, MD	6,876		148
Red Robin (3)	Vineland, NJ	4,575		141
Advance Auto Parts	Richmond, VA	9,736		127
Dollar General	Kermit, TX	10,920		126
Burger King	Plymouth, NC	3,142		125
Carrabba's Italian Grill	Concord, NC	6,382		124
Harbor Freight	Midland, MI	14,624		124
Mattress Firm	Gadsden, AL	7,237		122
Tractor Supply Company	Owensville, MO	38,452		121
Dollar General	Chazy, NY	9,277		119
Family Dollar	Auburn, NE	10,577		118
Dollar General	Odessa, TX	9,127		117
Family Dollar	McKenney, VA	10,531		116
Dollar General	Willis, TX	9,138		114
Dollar Tree	Medicine Lodge, KS	10,566		114
Family Dollar	Lake City, AR	10,424		114
Dollar Tree	Amsterdam, OH	10,500		113
Dollar General	Winthrop, NY	9,167		113
Family Dollar	Burlington, KS	10,500		113
Family Dollar	Burlington, NC	11,394		113
Family Dollar	Caneyville, KY	10,604		112

Family Dollar	Caney, KS	10,555	112
Dollar General	Cut and Shoot, TX	9,096	112
Dollar Tree	Sulphur, OK	10,000	112
Advance Auto Parts	Ware, MA	6,889	112
Family Dollar	Tipton, MO	10,557	111
Dollar General	Milford, ME	9,128	110
Dollar Tree	Demopolis, AL	10,159	110
Dollar Tree	Madill, OK	9,682	109
Dollar Tree	Superior, NE	10,500	109
Family Dollar	Sabetha, KS	10,500	108
Dollar Tree	Phillipsburg, KS	10,500	106
Family Dollar	Van Buren, MO	10,500	106
Dollar General	Salem, NY	9,199	105
Dollar Tree	Plainville, KS	10,500	105
Family Dollar	McGehee, AR	10,993	105
Dollar Tree	Gladewater, TX	10,111	105
Family Dollar	Town Creek, AL	10,545	104
Family Dollar	Tecumseh, NE	10,644	104
Family Dollar	Anthony, KS	10,500	104
Dollar General	Bingham, ME	9,345	104
Dollar General	Harrisville, NY	9,309	104
Family Dollar	Murfreesboro, AR	10,500	104
Dollar General	Heuvelton, NY	9,342	104
Firestone	Pittsburgh, PA	10,629	103
Dollar General	Barker, NY	9,275	102
Dollar General	Limestone, ME	9,167	100
Family Dollar	Anderson, AL	10,607	99
Dollar General	Hammond, NY	9,219	98
Family Dollar	Des Arc, AR	10,555	98
Dollar General	Somerville, TX	9,252	96
Family Dollar	Dearing, GA	9,288	95
Dollar General	Seguin, TX	9,155	90
Dollar Tree	Albuquerque, NM	10,023	85
Family Dollar	Lake Village, AR	14,592	84
Dollar General	Newtonsville, OH	9,290	83
Dollar General	Del Rio, TX	9,219	83
Hardee's	Bluefield, VA	3,763	80
J.F. Williams (3)	Richmond, VA	5,982	76
Starbucks	Vineland, NJ	1,500	75
Dollar General	Warsaw, NY	14,495	74
Hardee's	Belleville, IL	3,230	71
Burger King	Dundee, MI	3,255	70
Jiffy Lube	Lake Charles, LA	1,897	66
Advance Auto Parts	Ludington, MI	6,604	63
Advance Auto Parts	New Baltimore, MI	6,784	63
Sushi Lovers	Vineland, NJ	1,999	60
Dollar General	Perry, NY	9,181	59
Dollar General	Dansville, NY	9,174	57
Dollar General	Ellicottville, NY	9,144	56
Playa Bowls	Vineland, NJ	1,498	55
Philly Pretzel	Vineland, NJ	1,505	42
7Brew (3)(4)	Orange Park, FL	-	-
Vacant	Jackson, MS	1,920	-
Vacant	Leland, MS	3,343	-
Vacant	Oceanside, NY	15,500	-
Vacant	Vineland, NJ	1,500	-
		4,272,921	$46,227
(1)	Annualized straight-line base rental income in place as of December 31, 2025.
(2)	The Alpine Valley Music Theatre, leased to Live Nation Entertainment, Inc., is an entertainment venue consisting of a two-sided, open-air, 7,500-seat pavilion; an outdoor amphitheater with a capacity for 37,000; and over 150 acres of green space.
(3)	We are the lessor in a ground lease with the tenant. Rentable square feet represents improvements on the property that revert to us at the expiration of the lease.
(4)	Tenants represent active leases with rent to commence subsequent to December 31, 2025.

Certain individual tenants in the Company’s portfolio of income properties accounted for more than 10% of lease income from the Company’s income properties during the years ended December 31, 2025, 2024, and 2023. For the year ended December 31, 2025, Dick’s Sporting Goods and Lowe’s accounted for 11% and 10% of lease income revenues, respectively.  For the years ended December 31, 2024 and 2023, Walgreens represented 11% of lease income revenues.

As of December 31, 2025, 14% of the Company’s income property portfolio, based on square footage, was located in the state of Texas. As of December 31, 2024, 11% of the Company’s income property portfolio, based on square footage, was located in each of the states of New Jersey and Michigan.

Commercial Loans and Investments

Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in the entity that owns the real estate. As of December 31, 2025 and 2024, our investments in commercial loans were all associated with real estate located in the United States, are current and performing, and bear interest at a fixed rate.

2025 Commercial Loans and Investments Activity. During the year ended December 31, 2025, the Company originated (i) 11 commercial loans for an aggregate investment volume of $137.3 million at a weighted average initial cash yield of 12.4% and (ii) one, $2.0 million short-term mortgage note with an initial cash yield of 16.5%, that was originated on June 5, 2025 and repaid in full on July 2, 2025. Additionally, during the year ended December 31, 2025, the Company amended five existing commercial loan investments whereby certain maturity dates were extended and the total face amounts of four loan investments were upsized by an aggregate of $39.7 million. Also during the year ended December 31, 2025, the Company sold a $10.0 million A-1 participation interest in a $29.5 million mortgage note that was initially originated by the Company. As of December 31, 2025, the Company’s commercial loan investments portfolio included nine construction loans, six mortgage notes, and three properties acquired pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right, with an aggregate carrying value of $167.6 million. See Note 4, “Commercial Loans and Investments” in the Notes to the Financial Statements for additional disclosures related to the Company’s commercial loans and investments as of December 31, 2025.

2024 Commercial Loans and Investments Portfolio. During the year ended December 31, 2024, the Company originated three commercial loans for an aggregate investment volume of $31.1 million at a weighted average initial cash yield of 10.7%. The Company also acquired three single-tenant income properties (“the Sale-Leaseback Properties”) in the greater Tampa Bay, Florida area for $31.4 million during the year ended December 31, 2024, through a sale-leaseback transaction that includes a tenant repurchase option. Due to the existence of the tenant repurchase option, and pursuant to FASB ASC Topic 842, Leases, GAAP requires that the $31.4 million investment be accounted for as a financing arrangement, and accordingly the related assets and corresponding revenue are included in the Company’s commercial loans and investments in the Company’s consolidated balance sheets and consolidated statement of operations. However, as the Sale-Leaseback Properties constitute real estate assets for both legal and tax purposes, we have included them in the property portfolio when describing our property portfolio and for purposes of providing statistics related thereto. Also during the year ended December 31, 2024, the Company sold a $13.6 million A-1 participation interest in a $23.4 million portfolio loan that was initially originated by the Company. As of December 31, 2024, the Company’s commercial loan investments portfolio included five construction loans, one mortgage note, and three properties acquired pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right, with an aggregate carrying value of $89.6 million. See Note 4, “Commercial Loans and Investments” in the Notes to the Financial Statements for additional disclosures related to the Company’s commercial loans and investments as of December 31, 2024.

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

Management Agreement

On November 26, 2019, the Operating Partnership and PINE entered into a management agreement with the Manager (the “Management Agreement”). Pursuant to the terms of the Management Agreement, our Manager manages, operates and administers our day-to-day operations, business and affairs, subject to the direction and supervision of the Board and in accordance with the investment guidelines approved and monitored by the Board. We pay our Manager a base management fee equal to 0.375% per quarter of our “total equity” (as defined in the Management Agreement and based on a 1.5% annual rate), calculated and payable in cash, quarterly in arrears. Our Manager has waived a portion of the base management fee attributable to the inclusion of the net cash proceeds from the issuance of the Series A Preferred Stock in our “total equity” (the “Incremental Equity Base”), such that the base management fee rate on the Incremental Equity Base is equal to 0.75% per annum (0.1875% per quarter), instead of 1.50% per annum (0.375% per quarter) as provided in the Management Agreement.

Our Manager has the ability to earn an annual incentive fee based on our total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. We would pay our Manager an incentive fee with respect to each annual measurement period in the amount of the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was due for the years ended December 31, 2025, 2024, or 2023.

On July 18, 2024, the Operating Partnership and PINE entered into an amendment (the “Amendment”) to the Management Agreement with the Manager. The Amendment extended the expiration date of the initial term of the Management Agreement from November 26, 2024 to January 31, 2025 and on that date the term of the Management Agreement automatically renewed for a one-year term. The current term of the Management Agreement expires on January 31, 2027, and the Management Agreement will automatically renew for an unlimited number of successive one-year periods thereafter, unless the Management Agreement is not renewed or is terminated in accordance with its terms.

Our independent directors review our Manager’s performance and the management fees annually. The Management Agreement may be terminated annually upon the affirmative vote of two-thirds of our independent directors or upon a determination by the holders of a majority of the outstanding shares of our common stock, based upon (i) unsatisfactory performance by the Manager that is materially detrimental to us or (ii) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by two-thirds of our independent directors. We may also terminate the Management Agreement for cause at any time without the payment of any termination fee, with 30 days’ prior written notice from the Board.

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

COMPETITION

The real estate business, generally, is highly competitive. We intend to focus on investing in commercial real estate that produces income primarily through the leasing of assets to tenants and on acquiring or originating commercial loans and investments associated with commercial real estate located in the United States. To identify investment opportunities in income-producing real estate assets and commercial loans and investments and to achieve our investment objectives, we compete with numerous companies and organizations, both public as well as private, of varying sizes, ranging from organizations with local operations to organizations with national scale and reach, and in some cases, we compete with individual real estate investors. In all the markets in which we compete to acquire net leased properties, price is the principal method of competition, with transaction structure and certainty of execution also being significant considerations for potential sellers. We face competition for acquisitions of real property and acquisitions and originations of commercial loans and investments from investors, including traded and non-traded public REITs, private equity investors, institutional investment funds, debt funds, private credit funds, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, investment banking firms, financial institutions, hedge funds, governmental bodies and other entities, many of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties or originate other investments and the ability to accept more risk. This competition may increase the demand for the types of properties or commercial loans and investments in which we typically invest and, therefore, reduce the number of suitable investment opportunities available to us and increase the prices paid for such properties or commercial loans and investments. This competition will increase if investments in real estate become more attractive relative to other forms of investment.

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

AVAILABLE INFORMATION

The Company maintains a website at www.alpinereit.com. The Company is providing the address to its website solely for the information of investors. The information on the Company’s website is not a part of, nor is it incorporated by reference into this Annual Report on Form 10-K. Through its website, the Company makes available, free of charge, its annual proxy statement, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes them to, the SEC. The public may read and obtain a copy of any materials the Company files electronically with the SEC at www.sec.gov.

ITEM 1A.             RISK FACTORS

An investment in our securities involves a high degree of risk. The following list of risk factors is not exhaustive and should be read together with the more detailed risk factors contained below.

●	We are subject to risks related to the ownership of commercial real estate that could affect the performance and value of our properties.
●	Adverse changes in U.S., global and local regions or markets that impact our tenants’ businesses may materially and adversely affect us generally and the ability of our tenants to make rental payments to us pursuant to our leases.
●	Our business is dependent upon our tenants successfully operating their businesses, and their failure to do so could materially and adversely affect us.
●	Our assessment that certain of our tenants’ businesses are insulated from e-commerce pressure may prove to be incorrect, and changes in macroeconomic trends may adversely affect our tenants, either of which could impair our tenants’ ability to make rental payments to us and thereby materially and adversely affect us.
●	Properties occupied by a single tenant pursuant to a single lease subject us to significant risk of tenant default.
●	Our portfolio has geographic market concentrations that make us susceptible to adverse developments in those geographic markets.
●	We are subject to risks related to tenant concentration, and an adverse development with respect to a large tenant could materially and adversely affect us.
●	Certain of our tenants are not rated by a recognized credit rating agency or do not have an investment grade rating from such an agency. Leases with unrated or non-investment grade rated tenants may be subject to a greater risk of default.
●	A decrease in demand for retail space may materially and adversely affect us.
●	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
●	The tenants that occupy our properties compete in industries that depend upon discretionary spending by consumers. A reduction in the willingness or ability of consumers to use their discretionary income in the businesses of our tenants and potential tenants could adversely impact our tenants’ and potential tenants’ businesses and thereby adversely impact our ability to collect rents and reduce the demand for leasing our properties.
●	The vacancy of one or more of our properties could result in us having to incur significant capital expenditures to re-tenant the space.
●	We may be unable to identify suitable property acquisitions or developments, which may impede our growth, and our future acquisitions and developments may not yield the returns we expect.
●	We face significant competition for tenants, which may adversely impact the occupancy levels of our portfolio or prevent increases of the rental rates of our properties.
●	A part of our investment strategy is focused on investing in commercial loans and investments which may involve credit risk or repayment risk.
●	Our origination or acquisition of construction loans exposes us to an increased risk of loss.
●	We invest in fixed-rate loan investments, and an increase in market interest rates may adversely affect the value of these investments, which could adversely impact our financial condition, results of operations and cash flows.
●	The commercial loans or similar investments we may acquire that are secured by real estate typically depend on the ability of the property owner to generate income from operating the property. Failure to do so may result in delinquency and/or foreclosure.
●	We may suffer losses when a borrower defaults on a loan and the value of the underlying collateral is less than the amount due.
●	We may experience a decline in the fair value of our real estate assets or investments which could result in impairments and would impact our financial condition and results of operations.
●	The costs of compliance with or liabilities related to environmental laws may materially and adversely affect us.
●	Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediation.

●	Our senior management team is required to operate two publicly traded companies, CTO and our company, which could place a significant strain on our senior management team and the management systems, infrastructure and other resources of CTO on which we rely.
●	We have no employees and are entirely dependent upon our Manager for all the services we require, and we cannot assure you that our Manager will allocate the resources necessary to meet our business objectives.
●	CTO may be unable to obtain or retain the executive officers and other personnel that it provides to us through our Manager.
●	The base management fee payable to our Manager pursuant to the Management Agreement is payable regardless of the performance of our portfolio, which may reduce our Manager’s incentive to devote the time and effort to seeking profitable investment opportunities for us.
●	The incentive fee payable to our Manager pursuant to the Management Agreement may cause our Manager to select investments in more risky assets to increase its incentive compensation.
●	There are conflicts of interest in our relationships with our Manager, which could result in outcomes that are not in our best interests.
●	Termination of the Management Agreement could be difficult and costly, including as a result of payment of termination fees to our Manager, and may cause us to be unable to execute our business plan, which could materially and adversely affect us.
●	The Management Agreement with our Manager and the ROFO Agreement with CTO were not negotiated on an arm’s-length basis and may not be as favorable to us as if they had been negotiated with unaffiliated third parties.
●	Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.
●	Even if we remain qualified as a REIT, we may face other tax liabilities that could reduce our cash flows and negatively impact our results of operations and financial condition.
●	Failure to make required distributions would subject us to U.S. federal corporate income tax.
●	Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
●	The prohibited transactions tax may limit our ability to dispose of our properties.
●	The ability of the Board to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.
●	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

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

Most of our income properties are occupied by a single tenant. Therefore, the success of our investments in these properties is materially dependent upon the performance of each property’s respective tenants. The financial performance of any one of our tenants is dependent on the tenant’s individual business, its industry and, in many instances, the performance of a larger business network that the tenant may be affiliated with or operate under. The financial performance of any one of our tenants could be adversely affected by poor management, inflation, higher interest rates, supply chain issues (including those potentially caused by global trade uncertainty or tariffs), unfavorable economic conditions in general, changes in consumer trends and preferences that decrease demand for a tenant’s products or services or other factors, including the impact of a global pandemic which affects the United States, over which neither they nor we have control. Our portfolio includes properties leased to single tenants that operate in multiple locations, which means we own multiple properties operated by the same tenant. To the extent we own multiple properties operated by one tenant, the general failure of that single tenant or a loss or significant decline in its business could materially and adversely affect us.

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

In addition to general, regional, national, and global economic conditions, our operating performance is impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. Our portfolio includes substantial holdings in Texas as of December 31, 2025 (based on square footage). Our geographic concentrations could adversely affect our operating performance if conditions become less favorable in any of the states or markets within such states in which we have a concentration of properties. Such geographic concentrations could be heightened by the fact that our investments may be concentrated in certain areas that are affected by epidemics or pandemics such as COVID-19 more than other areas. We cannot assure you that any of our markets will grow, not experience adverse developments or that underlying real estate fundamentals will be favorable to owners and operators of commercial properties. Our operations may also be affected if competing properties are built in our markets. A downturn in the economy in the states or regions in which we have a concentration of properties, or markets within such states or regions, could adversely affect our tenants operating businesses in those states or regions, impair their ability to pay rent to us and thereby, materially and adversely affect us.

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

As of December 31, 2025, 49% of our tenants or parent entities thereof (based on annualized straight-line base rent) were not rated or did not have an investment grade credit rating from a recognized rating agency. Leases with non-investment grade or unrated tenants may be subject to a greater risk of default. Unrated tenants or non-investment grade tenants may also be more likely to experience financial weakness or file for bankruptcy protection than tenants with investment grade credit ratings. When we consider the acquisition of a property with an in-place lease with an unrated or non-investment grade rated tenant or leasing a property to a tenant that does not have a credit rating or does not have an investment grade rating, we evaluate the strength of the proposed tenant’s business at the property level and at a corporate level, if applicable, and may consider the risk of tenant/company insolvency using internally developed methodologies or assessments provided by third parties. If our evaluation of an unrated or non-investment grade tenant’s creditworthiness is inaccurate, the default or bankruptcy risk related to the tenant may be greater than anticipated. In the event that any of our unrated tenants were to experience financial weakness or file for bankruptcy protection, it could have a material adverse effect on us.

A decrease in demand for retail space may materially and adversely affect us.

As of December 31, 2025, 100% of leases based on annualized straight-line base rent were with tenants operating retail businesses. In the future, we intend to acquire additional properties leased to a single tenant operating a retail business at the property. Accordingly, decreases in the demand for leasing retail space may have a greater adverse effect on us than if we had fewer investments in retail properties. The market for leasing of retail space has historically been adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retail companies, consolidation in the retail industry, the excess amount of retail space in a number of markets and increasing e-commerce pressure. To the extent that adverse conditions arise or continue, they are likely to negatively affect market rents for retail space and could materially and adversely affect us.

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

During the three months ended March 31, 2023, one of our tenants under three separate master leases filed for bankruptcy protection and ultimately liquidation, resulting in the termination of such master leases, which covered seven convenience store properties. During the year ended December 31, 2023, the Company recorded a $2.9 million impairment charge representing the provision for losses related to these seven convenience store properties within our income properties segment. The seven leases underlying these seven convenience store properties were rejected as a part of the bankruptcy proceedings during August of 2023. The impairment charge of $2.9 million was equal to the estimated sales prices for these seven convenience store properties (as set forth in executed letters of intent at the time the impairment was estimated), less the book value of the assets as of December 31, 2023, less estimated costs to sell. During the year ended December 31, 2024, the Company recorded an additional $1.1 million impairment charge representing the provision for losses related to the same portfolio of convenience store properties within our income properties segment. The impairment charge of $1.1 million is equal to the estimated sales prices for these assets pursuant to letters of intent for sale executed during the year ended December 31, 2024, less the book value of the assets, less estimated costs to sell. Our estimated costs to sell include certain property improvements, which are estimated at $0.6 million. During the year ended December 31, 2025, the Company recorded an additional $0.9 million impairment charge representing the provision for losses related to the same portfolio of convenience store properties within our income properties segment. The impairment charge of $0.9 million is equal to the estimated sales prices for these assets pursuant to letters of intent for sale executed during the year ended December 31, 2025, less the book value of the assets, less estimated costs to sell. Our estimated costs to sell include certain property improvements, which are estimated at $0.1 million.

Additionally during the year ended December 31, 2024, another one of our tenants, Party City, filed for bankruptcy protection. During the year ended December 31, 2025, the Company recorded an impairment on a property formerly leased to Party City, which is currently vacant, in the amount of $1.0 million.

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

The seller of a property often sells the property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will survive for only a limited period after the closing. The acquisition of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, lose rental income from that property or may be subject to unknown liabilities with respect to such properties.

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

Certain properties in our portfolio are leased to tenants operating retail, service-oriented or experience-based businesses. Sporting goods, home improvement, dollar stores, casual dining, home furnishings, pharmacy, consumer electronics and grocery represent a significant portion of the industries in our portfolio. The success of most of the tenants operating businesses in these industries depends on consumer demand and, more specifically, the willingness of consumers to use their discretionary income to purchase products or services from our tenants. Consumer spending has in the past declined, and may in the future decline at any time, for reasons beyond our control, including as a result of economic downturns or recessions, unemployment and consumer income levels, financial market volatility, credit conditions and availability, inflation, rising or elevated interest rates, tariffs and international trade policy, increases in theft or other crime, pandemics or other public health concerns and changes in consumer preferences. A prolonged period of economic weakness, another downturn in the U.S. economy or accelerated dislocation of these industries due to the impact of e-commerce, could cause consumers to reduce their discretionary spending in general or spending at these locations in particular, which could have a material and adverse effect on us.

The vacancy of one or more of our properties could result in us having to incur significant capital expenditures to re-tenant the space.

The loss of a tenant, either through lease expiration, tenant bankruptcy or insolvency, may require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs to source new tenants. In many instances, the leases we enter into or assume through acquisition are for properties that are specifically suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In addition, in the event we decide to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed or modified. This potential limitation on our ability to sell a property may limit our ability to quickly modify our portfolio in response to changes in our tenants’ business prospects, economic or other conditions, including tenant demand. These limitations may materially and adversely affect us.

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

Although we may seek to selectively sell properties to recycle our capital, we may be unable to sell properties targeted for disposition due to adverse market or other conditions, or not achieve the pricing or timing that is consistent with our expectations. This may adversely affect, among other things, our ability to deploy capital into the acquisition of other properties and the execution of our overall operating strategy, which could materially and adversely affect us.

The development of new projects and/or properties may cause us to experience unexpected costs and have other risks that could materially and adversely affect us.

We may develop new projects to enhance the opportunity for achieving attractive risk-adjusted returns. New project development is subject to a number of risks, including risks associated with the availability and timely receipt of zoning and other regulatory approvals, the timely completion of construction (including risks from factors beyond our control, such as weather, labor conditions or material shortages) and risks of cost overruns due to construction delays, inflation, higher interest rates, supply chain issues (including those potentially caused by global trade uncertainty or tariffs), or other factors that may increase the expected costs of a project. These risks could result in substantial unanticipated delays and, under certain circumstances, provide a tenant the opportunity to delay rent commencement, reduce rent or terminate a lease. In addition, we may incur costs in connection with projects that are ultimately not pursued to completion. Any new development projects may be financed. If such financing is not available on acceptable terms, our development activities may not be pursued or may be curtailed. In addition, such activities would likely reduce the available borrowing capacity on the revolving credit facility or any other credit facilities that we may have in place in the future, which would limit our ability to use those sources of capital for the acquisition of properties, origination or acquisition of commercial loans and investments and other operating needs. The risks associated with new project development activities, including but not necessarily limited to those noted above, could materially and adversely affect us.

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

We have invested in commercial loans secured by real estate and may from time to time in the future opportunistically invest in additional commercial loans secured by real estate or similar financings secured by real estate. Investments in commercial loans or similar financings of real estate involve credit risk with regard to the borrower, the borrower’s operations and the real estate that secures the financing. The credit risks include, but are not limited to, the ability of the borrower to execute their business plan and strategy, the ability of the borrower to sustain and/or improve the operating results generated by the collateral property, the ability of the borrower to continue as a going concern, and the risk associated with the market or industry in which the collateral property is utilized. Our evaluation of the investment opportunity in a mortgage loan or similar financing includes these elements of credit risk as well as other underwriting criteria and factors. Further, we may rely on third party resources to assist us in our investment evaluation process and otherwise in conducting customary due diligence. Our underwriting of the investment or our estimates of credit risk may not prove to be accurate, as actual results may vary from our estimates. In the event we underestimate the performance of the borrower and/or the underlying real estate which secures our commercial loan or financing, we may experience losses or unanticipated costs regarding our investment and our financial condition, results of operations, and cash flows may be adversely impacted.

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

We invest in fixed-rate loan investments, and an increase in interest rates may adversely affect the value of these investments, which could adversely impact our financial condition, results of operations and cash flows.

Increases in interest rates may negatively affect the market value of our investments, particularly the fixed-rate commercial loans and other financings we have invested in. Generally, any fixed-rate commercial loans or other financings will be more negatively affected by rising interest rates than adjustable-rate assets. Reductions in the fair value of our investments could decrease the amounts we may borrow to purchase additional commercial loans or similar financing investments, which could impact our ability to increase our operating results and cash flows. Furthermore, if our borrowing costs are rising while our interest income is fixed for the fixed-rate investments, the spread between our borrowing costs and the fixed-rate we earn on the commercial loans or similar financing investments will contract or could become negative which would adversely impact our financial condition, results of operations, and cash flows.

The commercial loans or similar financings we have acquired and may acquire in the future that are secured by real estate typically depend on the ability of the property owner to generate income from operating the property. Failure to do so may result in delinquency and/or foreclosure.

Commercial loans are secured by property and are subject to risks of delinquency and foreclosure and therefore risk of loss. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. In the event of any default under a commercial loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the commercial loan, which could have a material adverse effect on our financial condition, operating results and cash flows. In the event of the bankruptcy of a commercial loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed commercial loan. If the borrower is unable to repay a mortgage loan or similar financing, our inability to foreclose on the asset in a timely manner, and/or our inability to obtain value from reselling or otherwise disposing of the asset for an amount equal to our investment basis, would adversely impact our financial condition, results of operations, and cash flows.

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

We are subject to risks associated with commercial real estate loan participations.

Some of our commercial real estate loan investments are held in the form of participation interests or co-lender arrangements in which we share the loan rights, obligations and benefits with other lenders. With respect to such participation interests, we may require the consent of these parties to exercise our rights under such loans, including rights with respect to amendment of loan documentation, enforcement proceedings upon a default and the institution of, and control over, foreclosure proceedings. In circumstances where we hold a minority interest, we may become bound to actions of the majority to which we otherwise would object. We may be adversely affected by this lack of control with respect to these interests.

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

Terrorist attacks or other acts of violence may also negatively affect our operations. There can be no assurance that there will not be terrorist attacks against businesses within the U.S. These attacks may directly impact our physical assets or business operations or the financial condition of our tenants, borrowers, lenders or other institutions with which we have a relationship. The U.S. may be engaged in armed conflict, which could also have an impact on the tenants, borrowers, lenders or other institutions with which we have a relationship. The consequences of armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business. Any of these occurrences could materially and adversely affect us.

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

Risks Related to Other Aspects of our Operation and as a Public Company

We are highly dependent on information systems and certain third-party technology service providers, and systems failures not related to cyber-attacks or similar external attacks could significantly disrupt our business, which may, in turn, negatively affect the market price of our securities and adversely impact our results of operations and cash flows.

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

Our Manager has the ability to earn incentive fees based on our total stockholder return exceeding an 8% cumulative annual hurdle rate, which may create an incentive for our Manager to invest in properties with a purchase price reflecting a higher potential yield, that may be riskier or more speculative, or sell an investment prematurely for a gain, in an effort to increase our short-term gains and thereby increase our stock price and the incentive fees to which it is entitled. If our interests and those of our Manager are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could materially and adversely affect the market price of our securities and our ability to make distributions to our stockholders.

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

In deciding whether to issue additional debt or equity securities, we will rely in part on recommendations made by our Manager. While such decisions are subject to the approval of the Board, our Manager is entitled to be paid a base management fee that is based on our “total equity” (as defined in the Management Agreement). As a result, our Manager may have an incentive to recommend that we issue additional equity securities at dilutive prices. If we issue additional equity securities at dilutive prices, the market price of our securities may be adversely affected, and you could lose some or all of your investment in our securities.

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

Our ability to achieve our objectives depends on, among other things, our Manager’s ability to identify, acquire and lease properties that meet our investment criteria. Accomplishing our objectives is largely a function of our Manager’s structuring of our investment process, our access to financing on acceptable terms and general market conditions. Our stockholders will not have input into our investment decisions. All of these factors increase the uncertainty, and thus the risk, of investing in our securities. The CTO executive officers and other CTO personnel provided to us through our Manager have substantial responsibilities under the Management Agreement. In order to implement certain strategies, CTO, our Manager or their affiliates may need to hire, train, supervise and manage new employees successfully. Any failure by CTO or our Manager to manage our future growth effectively could have a material adverse effect on us, our ability to maintain our qualification as a REIT and our ability to make distributions to our stockholders.

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

In order to maintain our qualification as a REIT under the Code, we are required, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we are subject to income tax at the U.S. federal corporate income tax rate to the extent that we distribute less than 100% of our net taxable income. Because of these distribution requirements, we may not have sufficient liquidity from our operating cash flows to fund future capital needs, including any acquisition financing. Consequently, we may rely on third-party sources, including lenders, to fund our capital needs. We may not be able to obtain debt financing on favorable terms or at all. Any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

●	general market conditions;
●	the market’s perception of our growth potential;
●	our current debt levels;
●	our current and expected future earnings;
●	our cash flow and cash distributions; and
●	the market price per share of our common stock and preferred stock.

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

A substantial level of indebtedness in the future could have adverse consequences for our business and otherwise materially and adversely affect us because it could, among other things:

●	require us to dedicate a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, thereby reducing our cash flow available to fund working capital, capital expenditures and other general corporate purposes, including to pay dividends on our common stock and preferred stock as currently contemplated or necessary to satisfy the requirements for qualification as a REIT;
●	increase our vulnerability to general adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and our industry;
●	limit our ability to borrow additional funds or refinance indebtedness on favorable terms or at all to expand our business or ease liquidity constraints; and
●	place us at a competitive disadvantage relative to competitors that have less indebtedness.

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

We are a holding company and conduct substantially all of our operations through the Operating Partnership. We do not have, apart from an interest in the Operating Partnership, any independent operations. As a result, we rely on distributions from the Operating Partnership to make any distributions we declare on shares of our common stock and preferred stock. We also rely on distributions from the Operating Partnership to meet our obligations, including any tax liability on taxable income allocated to us from the Operating Partnership. In addition, because we are a holding company, your claims as stockholders are structurally subordinated to all existing and future creditors and preferred equity holders of the Operating Partnership and its subsidiaries. Therefore, in the event of a bankruptcy, insolvency, liquidation or reorganization of the Operating Partnership or its subsidiaries, assets of the Operating Partnership or the applicable subsidiary will be available to satisfy our claims to us as an equity owner therein only after all of their liabilities and preferred equity have been paid in full.

As of December 31, 2025, we owned 92.4% of the OP Units issued by the Operating Partnership. However, in connection with our future acquisition activities or otherwise, we may issue additional OP Units to third parties. Such issuances would reduce our ownership in the Operating Partnership.

Certain provisions of Maryland law could inhibit changes in control of our company.

Certain “business combination” and “control share acquisition” provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our securities with the opportunity to realize a premium over the then-prevailing market price of our securities. Pursuant to the MGCL, the Board has by resolution exempted business combinations between us and any other person. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. However, there can be no assurance that these exemptions will not be amended or eliminated at any time in the future. Our charter and bylaws and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our securities or that our stockholders otherwise believe to be in their best interest.

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

The partnership agreement of the Operating Partnership and Delaware law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our securities or that our stockholders otherwise believe to be in their best interest.

Our charter contains stock ownership limits, which may delay, defer or prevent a change of control.

In order for us to maintain our qualification as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts and some charitable trusts. To assist us in complying with these limitations, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock. These ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of our securities might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

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

We could increase or decrease the number of authorized shares of stock, classify and reclassify unissued stock and issue stock without stockholder approval, which could prevent a change in our control and negatively affect the market price of our securities.

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

The Operating Partnership has in the past and may in the future issue additional OP Units to third parties without the consent of our stockholders, which would reduce our ownership percentage in the Operating Partnership and may have a dilutive effect on the amount of distributions made to us by the Operating Partnership and, therefore, the amount of distributions we may make to our stockholders. Any such issuances, or the perception of such issuances, could materially and adversely affect the market price of our securities.

We are a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our securities less attractive to investors.

We are a “smaller reporting company,” as defined in Regulation S-K under the Securities Act and may benefit from certain of the scaled disclosures available to smaller reporting companies. We cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our securities less attractive to investors.

If some investors find our securities less attractive as a result, there may be a less active, liquid and/or orderly trading market for our securities and the market price and trading volume of our securities may be more volatile and decline significantly.

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

In addition, if we fail to remain qualified as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to remain qualified as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect our business, financial condition, results of operations or ability to make distributions to our stockholders and the trading price of our securities.

Even if we remain qualified as a REIT, we may face other tax liabilities that could reduce our cash flows and negatively impact our results of operations and financial condition.

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure and state or local income, property and transfer taxes. In addition, under partnership audit procedures, the Operating Partnership and any other partnership that we may form or acquire may be liable at the entity level for tax imposed under those procedures. Further, any taxable REIT subsidiaries (“TRSs”) that we may form in the future will be subject to regular corporate U.S. federal, state and local taxes. Moreover, several provisions of the Code regarding the arrangements between a REIT and its TRS entities function to ensure that such TRS entities are subject to an appropriate level of U.S. federal income taxation. Any of these taxes would decrease cash available for distributions to stockholders, which, in turn, could materially adversely affect our business, financial condition, results of operations or ability to make distributions to our stockholders and the trading price of our securities.

Failure to make required distributions would subject us to U.S. federal corporate income tax.

We intend to continue to operate in a manner so as to maintain our qualification as a REIT for U.S. federal income tax purposes. In order to maintain our qualification as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends we pay in a calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and, 100% of our undistributed income (as defined under the excise tax rules) from prior years.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% of the value of our total assets can be represented by the securities of one or more TRSs and no more than 25% of our assets can be represented by debt of “publicly offered REITs” (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act), unless secured by real property or interests in real property. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests applicable to REITs. In addition, certain income from hedging transactions entered into to hedge existing hedging positions after any portion of the hedged indebtedness or property is extinguished or disposed of will not be included in income for purposes of the 75% and 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both the 75% and 95% gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

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

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through any TRS that we may form in the future, whose sales of properties would be subject to U.S. federal corporate income tax.

We may pay taxable dividends in our stock and cash, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our stock.

We may satisfy the 90% distribution test with taxable distributions of our stock. The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by “publicly offered REITs.” Pursuant to Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied.

If we made a taxable dividend payable in cash and stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, stockholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. If we made a taxable dividend payable in cash and our stock and a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock. We do not currently intend to pay taxable dividends using both our stock and cash, although we may choose to do so in the future.

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

Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRS entities. A TRS will be subject to applicable U.S. federal, state and local corporate income tax on its taxable income, and its after tax net income will be available for distribution to us but is not required to be distributed to us. In addition, several provisions of the Code regarding the arrangements between a REIT and its TRS entities function to ensure that the TRS is subject to an appropriate level of U.S. federal income taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will monitor the value of our respective investments in any TRS that we may form in the future for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with any TRS on terms that we believe are arm’s length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% limitation or to avoid application of the 100% excise tax.

You may be restricted from acquiring or transferring certain amounts of our stock.

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

The maximum U.S. federal income tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20% (plus the 3.8% surtax on net investment income, if applicable). Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. However, ordinary REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum U.S. federal income tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. However, to qualify for this deduction, the stockholder receiving such dividends must hold the dividend-paying REIT stock for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the stock becomes ex-dividend, and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common and preferred stock.

We may be subject to adverse legislative or regulatory tax changes, in each instance with potentially retroactive effect, that could reduce the market price of our securities.

At any time, the U.S. federal income tax laws governing REITs, or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations which, in turn, could materially adversely affect our ability to make distributions to our stockholders and the trading price of our securities.

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

Risks Related to Our Securities

The market values of our securities are subject to various factors that may cause significant fluctuations or volatility.

As with other publicly traded securities, the market prices of our common stock and preferred stock depend on various factors, which may change from time to time and/or may be unrelated to our financial condition, results of operations or cash flows. These factors may cause significant fluctuations or volatility in the market prices of our common stock and preferred stock. These factors include, but are likely not limited to, the following:

●	our financial condition and operating performance and the financial condition or performance of other similar companies;
●	actual or anticipated differences in our quarterly or annual operating results as compared to expected results;
●	changes in our revenues, Funds From Operations (“FFO”), Adjusted Funds From Operations (“AFFO”), or earnings estimates or recommendations by securities analysts;
●	publication of research reports about us or the real estate industry generally;
●	increases in market interest rates, which may lead investors to demand a higher distribution yield for our securities, and could result in increased interest expense on our debt;
●	adverse market reaction to any increased indebtedness we incur in the future;
●	actual or anticipated changes in our and our tenants’ businesses or prospects, including as a result of the impact of a global pandemic, such as the COVID-19 Pandemic;

●	the current state of the credit and capital markets, and our ability and the ability of our tenants to obtain financing on favorable terms;
●	conflicts of interest with CTO and its affiliates, including our Manager;
●	the termination of our Manager or additions and departures of key personnel of our Manager;
●	increased competition in our markets;
●	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business or growth strategies;
●	the passage of legislation or other regulatory developments that adversely affect us or our industry;
●	adverse speculation in the press or investment community;
●	actions by institutional stockholders;
●	the extent of investor interest in our securities;
●	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
●	investor confidence in the stock and bond markets, generally;
●	changes in tax laws;
●	equity issuances by us (including the issuances of OP Units), or resales of our securities by our stockholders, or the perception that such issuances or resales may occur;
●	volume of average daily trading and the amount of our securities available to be traded;
●	changes in accounting principles;
●	failure to maintain our qualification as a REIT;
●	failure to comply with the rules of the NYSE or maintain the listing of our securities on the NYSE;
●	terrorist acts, natural or man-made disasters, including global pandemics impacting the United States, or threatened or actual armed conflicts; and
●	general market and local, regional and national economic conditions, including factors unrelated to our operating performance and prospects.

No assurance can be given that the market prices of our securities will not fluctuate or decline significantly in the future or that holders of our securities will be able to sell their securities when desired on favorable terms, or at all. From time to time in the past, securities class action litigation has been instituted against companies following periods of extreme volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

There can be no assurance that we will be able to make or maintain cash distributions, and certain agreements relating to our indebtedness may, under certain circumstances, limit or eliminate our ability to make distributions to our stockholders.

We intend to make cash distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to adjustments, is distributed. Our ability to continue to make distributions in the future may be adversely affected by the risk factors described in this Annual Report on Form 10-K. We can give no assurance that we will be able to make or maintain distributions and certain agreements relating to our indebtedness may, under certain circumstances, limit or eliminate our ability to make distributions to our stockholders. We can give no assurance that rents from our properties will increase, or that future acquisitions of real properties or other investments will increase our cash available for distributions to stockholders. In addition, any distributions will be authorized at the sole discretion of the Board, and their form, timing and amount, if any, will depend upon a number of factors, including our actual and projected results of operations, FFO, AFFO, liquidity, cash flows and financial condition, the revenue we actually receive from our properties, our operating expenses, our debt service requirements, our capital expenditures, prohibitions and other limitations under our financing arrangements, our REIT taxable income, the annual REIT distribution requirements, applicable law and such other factors as the Board deems relevant.

If we do not have sufficient cash available for distributions, we may need to fund the shortage out of working capital or borrow to provide funds for such distributions, which would reduce the amount of proceeds available for real estate investments and increase our future interest costs. Our inability to make distributions, or to make distributions at expected levels, could result in a decrease in the per share trading price of our securities.

The market prices of our securities could be adversely affected by our level of cash distributions.

We believe the market prices of the equity securities of a REIT are based primarily upon the market’s perception of the REIT’s growth potential, its current and potential future cash distributions, whether from operations, sales or refinancing, and its management and governance structure and is secondarily based upon the real estate market value of the underlying assets. For that reason, our securities may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flows for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market prices of our securities. If we fail to meet the market’s expectations with regard to future operating results and cash distributions, the market prices of our securities could be adversely affected.

Increases in market interest rates may result in a decline in the market prices of our securities.

One of the factors that we believe influences the market prices of our securities is the distribution yield on the security (as a percentage of the market price of the security) relative to market interest rates. Additional increases in market interest rates, which have increased recently but are still currently at low levels relative to certain historical rates, may lead prospective purchasers of shares of our securities to expect a higher distribution yield. Additionally, higher interest rates have in the past and are expected to continue to increase our borrowing costs and potentially decrease our cash available for distribution. Thus, higher market interest rates could cause the market prices of our securities to decline.

Future issuances of debt securities, which would rank senior to shares of our common stock and preferred stock upon our liquidation, and future issuances of equity securities (including preferred stock and OP Units), which would dilute the holdings of our then-existing common stockholders and may be senior to shares of our common stock for the purposes of making distributions, periodically or upon liquidation, may materially and adversely affect the market price of our common stock.

In the future, we may issue debt or equity securities or incur other borrowings. Upon liquidation, holders of our debt securities and other loans and shares of our preferred stock will receive a distribution of our available assets before holders of shares of our common stock. We are not required to offer any debt or equity securities to existing stockholders on a preemptive basis. Therefore, shares of our common stock that we issue in the future, directly or through convertible or exchangeable securities (including OP Units), warrants or options, will dilute the holdings of our then-existing common stockholders and such issuances or the perception of such issuances may reduce the market price of our common stock. Our Series A Preferred Stock, has a preference on distribution payments, both periodically and upon liquidation, which could limit our ability to make distributions to holders of shares of our common stock in the future. Because our decision to issue debt or equity securities or otherwise incur debt in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or impact of our future capital raising efforts. Thus, holders of shares of our common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may materially and adversely affect the market price of shares of our common stock and dilute their ownership in us.

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

In addition, our charter provides that we may issue up to 500,000,000 shares of common stock and 100,000,000 shares of preferred stock, $0.01 par value per share. Moreover, under Maryland law and as is provided in our charter, a majority of our entire board of directors has the power to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue without stockholder approval. Future issuances of shares of our common stock or securities convertible or exchangeable into common stock may dilute the ownership interest of our common stockholders. Because our decision to issue additional equity or convertible or exchangeable securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. In addition, we are not required to offer any such securities to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future issuances, which may dilute the existing stockholders’ interests in us.

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

New technologies also continue to develop, including tools that harness generative artificial intelligence and other machine learning techniques (collectively, “AI”). AI is developing at a rapid pace and becoming more accessible. As a result, the use of such new technologies by us or our service providers or counterparties can present additional known and unknown risks, including, among others, the risk that confidential information may be stolen, misappropriated or disclosed and the risk that we, our service providers and/or our counterparties may rely on incorrect, unclear or biased outputs generated by such technologies, any of which could have an adverse impact on us and our business. See “—Artificial intelligence and other machine learning techniques could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.”

Artificial intelligence and other machine learning techniques could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.

The use of AI by us and others, and the overall adoption of AI throughout society, may exacerbate or create new and unpredictable competitive, operational, legal and regulatory risks to our business. There is substantial uncertainty about the extent to which AI will result in dramatic changes throughout the world, and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. These changes could potentially disrupt, among other things, our business model, investment strategies and operational processes. Some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on AI, to improve their operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage.

If the data we, or third parties whose services we rely on, use in connection with the possible development or deployment of AI is incomplete, inadequate or biased in some way, the performance of our business could suffer. In addition, recent technological advances in AI both present opportunities and pose risks to us. Data in technology that uses AI may contain a degree of inaccuracy and error, which could result in flawed algorithms in various models used in our business. The volume and reliance on data and algorithms also make AI more susceptible to cybersecurity threats, including data poisoning and the compromise of underlying models, training data or other intellectual property. Our personnel or the personnel of our service providers could, without being known to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. This could reduce the effectiveness of AI technologies and adversely impact us and our operations to the extent that we rely on the AI’s work product.

There is also a risk that AI may be misused or misappropriated by third parties we engage. For example, a user may input confidential information, including material non-public information or personally identifiable information, into AI applications, resulting in the information becoming a part of a dataset that is accessible by third-party technology applications and users, including our competitors. Further, we may not be able to control how third-party AI that we choose to use is developed or maintained, or how data we input is used or disclosed. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations or actions or create competitive risk.

In addition, the use of AI by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of AI. There has been increased scrutiny, including from global regulators, regarding the use of “big data,” diligence of data sets and oversight of data vendors. Our ability to use data to gain insights into and manage our business may be limited in the future by regulatory scrutiny and legal developments.

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

As a publicly traded company, we are subject to the informational requirements of the Exchange Act and are required to file reports and other information with the SEC. In addition, we are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. They include controls and procedures designed to ensure that information required to be disclosed in reports filed with, or submitted to, the SEC is accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Effective disclosure controls and procedures are necessary for us to provide reliable reports, effectively prevent and detect fraud and to operate successfully as a public company. Designing and implementing effective disclosure controls and procedures is a continuous effort that requires significant resources and devotion of time. We may discover deficiencies in our disclosure controls and procedures that may be difficult or time consuming to remediate in a timely manner. Any failure to maintain effective disclosure controls and procedures or to timely effect any necessary improvements thereto could cause us to fail to meet our reporting obligations (which could affect the listing of our securities on the NYSE). Additionally, ineffective disclosure controls and procedures could also adversely affect our ability to prevent or detect fraud, harm our reputation and cause investors to lose confidence in our reports filed with, or submitted to, the SEC, which would likely have a negative effect on the trading prices of our securities.

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

Evolving investor-related sentiment related to ESG issues could adversely affect our business.

So-called “anti-ESG” sentiment has also gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation, or issued related legal opinions. For example, boycott bills in certain states target financial institutions that are perceived as “boycotting” or “discriminating against” companies in certain industries (e.g., energy and mining) and prohibit state entities from doing business with such institutions and/or investing the state’s assets through such institutions. In addition, certain states now require that relevant state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If investors subject to such legislation viewed us, our policies, or our practices, as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us, which could negatively affect our financial performance.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None

ITEM 1C.          CYBERSECURITY

The Company has no employees and is externally managed by our Manager, which is a wholly owned subsidiary of CTO, a publicly traded diversified REIT. Pursuant to the terms of the Management Agreement, our Manager manages, operates and administers our day-to-day operations, business and affairs, subject to the direction and supervision of the Board. The Board recognizes the critical importance of maintaining the trust and confidence of our tenants, borrowers, and business partners. The Board plays an active role in overseeing management of our risks, and cybersecurity represents an important component of the Company’s overall approach to risk management and oversight.

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

CTO’s Senior Vice President, Chief Financial Officer and Treasurer, Senior Vice President, General Counsel and Corporate Secretary, and Senior Vice President and Chief Accounting Officer work collaboratively with the MSP to implement a program designed to protect CTO’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with written information security incident response plans adopted by CTO and the Company. These members of CTO’s management team, together with the MSP, monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and will report such threats and incidents to the Audit Committee when appropriate.

CTO’s Senior Vice President, Chief Financial Officer and Treasurer, Senior Vice President, General Counsel and Corporate Secretary, and Senior Vice President and Chief Accounting Officer each hold degrees in their respective fields, and have approximately 20 years or more of experience managing risks at CTO, the Company, and similar companies, including risks arising from cybersecurity threats.

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

ITEM 2.            PROPERTIES

Our principal offices are located at 369 N. New York Avenue, Suite 201, Winter Park, Florida 32789. Our telephone number is (407) 904-3324.

As of December 31, 2025, the Company owns 127 net leased retail buildings located in 32 states (refer to Item 1. “Business”).

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

As of January 30, 2026, there were 166 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” through banks, brokers and others for the benefit of beneficial owners who may vote the shares.

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

Unregistered Sales of Equity Securities

During the years ended December 31, 2025 and December 31, 2024, there were no unregistered sales of equity securities, which were not previously reported. On November 10, 2023, we issued 479,640 shares of our common stock to holders of OP Units upon the redemption of such OP Units pursuant to the partnership agreement of the Operating Partnership. The issuance of such shares was exempt from registration under the Securities Act, pursuant to the exemption contemplated by Section 4(a)(2) thereof for transactions not involving a public offering. The OP Units were redeemed for an equal number of shares of our common stock. Each limited partner of the Operating Partnership has the right to require the Operating Partnership to redeem part or all of its OP Units for cash, based upon the value of an equivalent number of shares of our common stock at the time of the redemption, or, at our election, shares of our common stock on a one-for-one basis, beginning on and after the date that is 12 months after issuance of such OP Units, subject to certain adjustments and the restrictions on ownership and transfer of our stock set forth in our charter.

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

During the year ended December 31, 2025, the Company acquired 13 properties for a combined purchase price of $100.6 million. During the year ended December 31, 2025, the Company sold 20 properties for an aggregate sales price of $72.8 million, generating aggregate gains on sale of $2.1 million. The aggregate gains included gains on sale totaling $6.9 million net of losses on sale totaling $4.8 million. The $4.8 million in losses were primarily attributable to the sale of four properties leased to Walgreens for an aggregate $4.3 million loss.

As of December 31, 2025, we owned 127 properties with an aggregate gross leasable area of 4.3 million square feet, located in 32 states, with a weighted average remaining lease term of 8.4 years. Our portfolio was 99.5% occupied as of December 31, 2025.

We also acquire or originate commercial loans and investments associated with real estate located in the United States. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate. During the year ended December 31, 2025, the Company invested in 12 commercial loans with a total funding commitment of $139.3 million. Additionally, during the year ended December 31, 2025, the Company amended five existing commercial loan investments whereby certain maturity dates were extended and the total face amounts of four loan investments were upsized by an aggregate of $39.7 million. Also during the year ended December 31, 2025, the Company sold a $10.0 million A-1 participation interest in a $29.5 million mortgage note that was initially originated by the Company. As of December 31, 2025, the Company’s commercial loan investments portfolio included nine construction loans, six mortgage notes, and three properties acquired pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right, with an aggregate carrying value of $167.6 million.

Historical Financial Information

The following table summarizes our selected historical financial information for each of the last three fiscal years (in thousands, except per share and dividend data). The selected financial information has been derived from our audited consolidated financial statements.

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Total Revenues	$60,532	$52,227	$45,644

Net Income From Operations	$13,138	$14,015	$13,142

Net Income (Loss)	$(2,885)	$2,254	$3,266
Less: Net Loss (Income) Attributable to Noncontrolling Interest	228	(188)	(349)
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	(2,657)	2,066	2,917
Less: Distributions to Preferred Stockholders	(552)	—	—
Net Income (Loss) Attributable to Common Stockholders	$(3,209)	$2,066	$2,917

Net Income (Loss) Attributable to Common Stockholders
Basic	$(0.22)	$0.15	$0.21
Diluted	$(0.22)	$0.14	$0.19

Dividends Declared and Paid - Preferred Stock	$0.272	$-	$-
Dividends Declared and Paid - Common Stock	$1.140	$1.110	$1.100

Balance Sheet Data (in thousands):

	As of December 31,
	2025	2024
Total Real Estate, at Cost	$495,766	$489,867
Real Estate—Net	$441,320	$444,017
Assets Held For Sale	$8,077	$2,254
Commercial Loans and Investments	$167,553	$89,629
Cash and Cash Equivalents and Restricted Cash	$38,999	$7,951
Intangible Lease Assets—Net	$48,925	$43,925
Straight-Line Rent Adjustment	$2,092	$1,485
Other Assets	$8,908	$15,734
Total Assets	$715,874	$604,995
Accounts Payable, Accrued Expenses, and Other Liabilities	$7,877	$8,445
Prepaid Rent and Deferred Revenue	$14,031	$2,412
Intangible Lease Liabilities—Net	$4,971	$4,774
Obligation Under Participation Agreement	$10,000	$11,403
Long-Term Debt	$377,739	$301,466
Total Liabilities	$414,618	$328,500
Total Equity	$301,256	$276,495

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

Reconciliation of Non-GAAP Measures (in thousands, except share data):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net Income (Loss)	$(2,885)	$2,254	$3,266
Depreciation and Amortization	27,383	25,594	25,758
Provision for Impairment	7,416	1,693	3,220
Gain on Disposition of Assets	(2,070)	(3,443)	(9,334)
Funds From Operations	$29,844	$26,098	$22,910
Distributions to Preferred Stockholders	(552)	—	—
Funds From Operations Attributable to Common Stockholders	$29,292	$26,098	$22,910
Adjustments:
Gain on Extinguishment of Debt	—	—	(23)
Amortization of Intangible Assets and Liabilities to Lease Income	(613)	(517)	(417)
Straight-Line Rent Adjustment	(703)	(515)	(402)
Non-Cash Compensation	380	247	318
Amortization of Deferred Financing Costs to Interest Expense	795	720	710
Other Non-Cash Adjustments	222	152	115
Adjusted Funds From Operations Attributable to Common Stockholders	$29,373	$26,185	$23,211

Weighted Average Number of Common Shares:
Basic	14,328,451	13,858,257	13,925,362
Diluted	15,552,305	15,082,111	15,560,524

Supplemental Disclosure:
PIK Interest Earned	$237	$—	$—
PIK Interest Paid	194	—	—
PIK Interest Earned in Excess of Cash Paid	$43	$—	$—

Other Data (in thousands, except per share data):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
FFO Attributable to Common Stockholders	$29,292	$26,098	$22,910
FFO Attributable to Common Stockholders per Diluted Share	$1.88	$1.73	$1.47

AFFO Attributable to Common Stockholders	$29,373	$26,185	$23,211
AFFO Attributable to Common Stockholders per Diluted Share	$1.89	$1.74	$1.49

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The following presents the Company’s results of operations for the year ended December 31, 2025, as compared to the year ended December 31, 2024 (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024	$ Variance	% Variance
Revenues:
Lease Income	$48,657	$46,005	$2,652	5.8%
Interest Income from Commercial Loans and Investments	11,350	5,761	5,589	97.0%
Other Revenue	525	461	64	13.9%
Total Revenues	60,532	52,227	8,305	15.9%
Operating Expenses:
Real Estate Expenses	7,956	7,793	163	2.1%
General and Administrative Expenses	6,709	6,575	134	2.0%
Provision for Impairment	7,416	1,693	5,723	338.0%
Depreciation and Amortization	27,383	25,594	1,789	7.0%
Total Operating Expenses	49,464	41,655	7,809	18.7%
Gain on Disposition of Assets	2,070	3,443	(1,373)	(39.9)%
Net Income From Operations	13,138	14,015	(877)	(6.3)%
Investment and Other Income	242	247	(5)	(2.0)%
Interest Expense	(16,265)	(12,008)	(4,257)	(35.5)%
Net Income (Loss)	(2,885)	2,254	(5,139)	(228.0)%
Less: Net Loss (Income) Attributable to Noncontrolling Interest	228	(188)	416	221.3%
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$(2,657)	$2,066	$(4,723)	(228.6)%
Less: Distributions to Preferred Stockholders	(552)	—	(552)	(100.0)%
Net Income (Loss) Attributable to Common Stockholders	$(3,209)	$2,066	$(5,275)	(255.3)%

Lease Income and Real Estate Expenses

Revenue from our income properties during the years ended December 31, 2025 and 2024 totaled $48.7 million and $46.0 million, respectively. The increase in lease revenue is reflective of an increase in rents due to the volume of property acquisitions, partially offset by dispositions, as well as certain one-time reduced revenues related to tenant credit loss. The direct costs of revenues for our income properties totaled $8.0 million and $7.8 million during the years ended December 31, 2025 and 2024, respectively. The increase in the direct cost of revenues is reflective of the Company’s expanded property portfolio.

Commercial Loans and Investments

Interest income from commercial loans and investments totaled $11.4 million and $5.8 million for the years ended December 31, 2025 and 2024, respectively. The increase in income is attributable to the expanded portfolio of commercial loans and investments, which as December 31, 2025, was comprised of nine construction loans, six mortgage notes, and three properties acquired pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right. As of December 31, 2024, the Company’s portfolio of commercial loans and investments was comprised of five construction loans, one mortgage note, and three properties acquired pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right.

Other Revenue

Other revenue totaled $0.5 million for each of the years ended December 31, 2025 and 2024. The revenue is attributable to fees earned from a revenue sharing agreement the Company entered into with CTO as further described in Note 19, “Related Party Management Company” in the Notes to the Financial Statements.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the year ended December 31, 2025 as compared to the year ended December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024	$ Variance	% Variance
Management Fee to Manager	$4,420	$4,241	$179	4.2%
Director Stock Compensation Expense	510	304	206	67.8%
Director & Officer Insurance Expense	271	218	53	24.3%
Additional General and Administrative Expense	1,508	1,812	(304)	(16.8)%
Total General and Administrative Expenses	$6,709	$6,575	$134	2.0%

General and administrative expenses totaled $6.7 million and $6.6 million during the years ended December 31, 2025 and 2024, respectively. The $0.1 million increase is primarily attributable to a $0.2 million increase in management fee expense due to an increase in the weighted average of the Company’s equity base and a $0.2 million increase in director stock compensation, partially offset by a $0.1 million decrease in corporate legal and consulting fees and a $0.2 million decrease in state tax expenses.

Provision for Impairment

During the year ended December 31, 2025, the Company recorded a $7.4 million impairment charge of which $0.8 million represents the current expected credit losses (“CECL”) reserve related to our commercial loans and investments and $6.6 million represents the provision for losses related to our income properties as further described in Note 7, “Provision for Impairment” in the Notes to the Financial Statements. During the year ended December 31, 2024, the Company recorded a $1.7 million impairment charge of which $0.6 million represents the CECL reserve related to our commercial loans and investments and $1.1 million represents the provision for losses related to our income properties as further described in Note 7, “Provision for Impairment” in the Notes to the Financial Statements.

Depreciation and Amortization

Depreciation and amortization expense totaled $27.4 million and $25.6 million during the years ended December 31, 2025 and 2024, respectively. The $1.8 million increase in the depreciation and amortization expense is reflective of the Company’s change in portfolio as well as the timing of acquisitions versus dispositions.

Gain on Disposition of Assets

During the year ended December 31, 2025, the Company sold 20 properties for an aggregate sales price of $72.8 million, generating aggregate gains on sale of $2.1 million. The aggregate 2025 gains included gains on sale totaling $6.9 million net of losses on sale totaling $4.8 million. The $4.8 million in losses were primarily attributable to the sale of four properties leased to Walgreens for an aggregate $4.3 million loss. During the year ended December 31, 2024, the Company sold 15 properties for an aggregate sales price of $62.0 million, generating aggregate gains on sale of $3.4 million. The aggregate 2024 gains included gains on sale totaling $5.1 million net of losses on sale totaling $1.7 million. The $1.7 million in losses were primarily attributable to the sale of two properties formerly leased to convenience stores and one property leased to Walgreens, for an aggregate $1.1 million loss.

Investment and Other Income

Investment and other income totaled $0.2 million during each of the years ended December 31, 2025 and 2024.

Interest Expense

Interest expense totaled $16.3 million and $12.0 million during the years ended December 31, 2025 and 2024, respectively. The $4.3 million increase in interest expense is attributable to the higher average outstanding balance on the Company’s Credit Facility as well as an increase in the fixed interest rate for the 2027 Term Loan effective in November of 2024. The overall increase in the Company’s long-term debt was primarily utilized to fund the acquisition of properties and commercial loans and investments during 2025.

Net Income (Loss)

Net loss totaled $2.9 million and net income totaled $2.3 million during the years ended December 31, 2025 and 2024, respectively. The decrease in net income is attributable to the factors described above, most notably to the $5.7 million increase in provision for impairment.

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

Lease Income and Real Estate Expenses

Revenue from our income properties during the years ended December 31, 2024 and 2023 totaled $46.0 million and $45.0 million, respectively. The increase in revenues is reflective of the Company’s volume of acquisitions, partially offset by dispositions, as well as certain one-time reduced revenues related to tenant credit loss and bankruptcy. The direct costs of revenues for our income properties totaled $7.8 million and $6.6 million during the years ended December 31, 2024 and 2023, respectively. The $1.2 million increase in the direct cost of revenues is reflective of a portion of portfolio expenses being non-recoverable pursuant to tenant leases.

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

Provision for Impairment

During the year ended December 31, 2024, the Company recorded a $1.7 million impairment charge of which $0.6 million represents the CECL reserve related to our commercial loans and investments and $1.1 million represents the provision for losses related to our income properties as further described in Note 7, “Provision for Impairment” in the Notes to the Financial Statements. During the year ended December 31, 2023, the Company recorded a $3.2 million impairment charge of which $0.3 million represents the CECL reserve related to our commercial loans and investments and $2.9 million represents the provision for losses related to our income properties as further described in Note 7, “Provision for Impairment” in the Notes to the Financial Statements.

Depreciation and Amortization

Depreciation and amortization expense totaled $25.6 million and $25.8 million during the years ended December 31, 2024 and 2023, respectively. The $0.2 million decrease in the depreciation and amortization expense is reflective of the Company’s change in portfolio as well as the timing of acquisitions versus dispositions.

Gain on Disposition of Assets

During the year ended December 31, 2024, the Company sold 15 properties for an aggregate sales price of $62.0 million, generating aggregate gains on sale of $3.4 million. The aggregate 2024 gains included gains on sale totaling $5.1 million net of losses on sale totaling $1.7 million. The $1.7 million in losses were primarily attributable to the sale of two properties formerly leased to convenience stores and one property leased to Walgreens, for an aggregate $1.1 million loss. During the year ended December 31, 2023, the Company sold 24 properties for an aggregate sales price of $108.3 million, generating aggregate gains on sale of $9.3 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents and Restricted Cash. Cash totaled $39.0 million at December 31, 2025, including restricted cash of $34.4 million. See Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash in the Notes to the Financial Statements for the Company’s disclosure related to its restricted cash balance at December 31, 2025.

Our net cash provided by our operating activities totaled $25.8 million and $23.4 million during the years ended December 31, 2025 and 2024, respectively. The primary component of the increase in operating cash flows is due to the increase in our commercial loan investment portfolio revenue.

Our net cash used in investing activities totaled $103.9 million for the year ended December 31, 2025, compared to net cash used in investing activities of $55.7 million for the year ended December 31, 2024, an increase in cash outflows of $48.2 million. The increase in net cash used in investing activities of $48.2 million is primarily related to a net $25.0 million increase in acquisitions versus dispositions during the year ended December 31, 2025, in addition to a net $36.1 million increase related to investments in the Company’s commercial loans and investment portfolio. The Company also received cash totaling $15.0 million and $2.2 million during the years ended December 31, 2025 and 2024, respectively, for commercial loan reserves that are classified as restricted cash when received.

Our net cash provided by financing activities totaled $109.2 million for the year ended December 31, 2025, compared to net cash provided by financing activities of $26.5 million for the year ended December 31, 2024, for an increase in cash inflows from financing activities of $82.7 million. The increase of $82.7 million is primarily related to a $50.5 million increase in net proceeds from long-term debt during the year ended December 31, 2025 as well as $48.1 million proceeds received from sales of Series A Preferred Stock, partially offset by $6.3 million less proceeds received from sales of stock under the Company’s “at-the-market” equity offering programs and an $8.0 million increase in cash used to repurchase the Company’s common stock during the year ended December 31, 2025.

Long-Term Debt. At December 31, 2025, the commitment level under the Credit Facility was $250.0 million and the Company had an outstanding balance of $178.0 million. The available borrowing capacity, subject to borrowing base restrictions, was $40.6 million as of December 31, 2025. The Company also had $200.0 million in term loans outstanding as of December 31, 2025. See Note 13, “Long-Term Debt” in the Notes to the Financial Statements for the Company’s disclosure related to its long-term debt balance at December 31, 2025.

Acquisitions and Investments. As noted previously, the Company acquired 13 properties during the year ended December 31, 2025, for an aggregate purchase price of $100.6 million, as further described in Note 3 “Property Portfolio” in the Notes to the Financial Statements. The Company also invested in 12 commercial loans with a total funding commitment of $139.3 million during the year ended December 31, 2025. Additionally, during the year ended December 31, 2025, the Company amended five existing commercial loan investments whereby certain maturity dates were extended and the total face amounts of four loan investments were upsized by an aggregate of $39.7 million. As of December 31, 2025, the Company’s commercial loan investments portfolio included nine construction loans, six mortgage notes, and three properties acquired pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right, with an aggregate carrying value of $167.6 million. See Note 4, “Commercial Loans and Investments” in the Notes to the Financial Statements for additional disclosures related to the Company’s commercial loans and investments as of December 31, 2025.

Dispositions. During the year ended December 31, 2025, the Company sold 20 properties for a total sales price of $72.8 million, generating aggregate gains on sale of $2.1 million, as further described in Note 3 “Property Portfolio” in the Notes to the Financial Statements. Also during the year ended December 31, 2025, the Company sold a $10.0 million A-1 participation interest in the Company’s initial $29.5 million mortgage note. See Note 4, “Commercial Loans and Investments” in the Notes to the Financial Statements for additional disclosures related to the Company’s commercial loans and investments as of December 31, 2025.

Capital Expenditures. As of December 31, 2025, the Company has committed to fund certain capital improvements related to several properties, which include tenant improvements, landlord work, leasing commissions, and other capital improvements. As of December 31, 2025, the commitments totaled $2.6 million, of which $2.2 million has been paid, leaving a remaining commitment of $0.4 million. The improvements are generally expected to be completed within 12 months of December 31, 2025. Pursuant to a certain lease agreements executed during the year ended December 31, 2025, the Company is committed to funding $0.3 million in tenant improvements.

The Company is committed to fund nine construction loans as described in Note 4, “Commercial Loans and Investments” in the Notes to the Financial Statements. The unfunded portion of the construction loans totaled $45.7 million as of December 31, 2025.

The Company is contractually obligated under its various long-term debt agreements. In the aggregate, the Company is obligated under such agreements to repay $278.0 million on a long-term basis, to be repaid in excess of one year, with $100.0 million due within one year.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, proceeds from the completion of the sales of assets utilizing the reverse like-kind 1031 exchange structure, $79.9 million of availability under the 2022 ATM Program, $32.9 million of availability under the 2025 Preferred Stock ATM Program, and $40.6 million of available capacity on the existing $250.0 million Credit Facility, as of December 31, 2025.

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

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease.  As required by GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled 13 properties for a combined purchase price of $100.6 million, or an aggregate acquisition cost of $101.3 million, for the year ended December 31, 2025 and 9 properties for a combined purchase price of $72.2 million for the year ended December 31, 2024.

See Note 2, “Summary of Significant Accounting Policies” in the Notes to the Financial Statements for further discussion of the Company’s accounting estimates and policies.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

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

Under the supervision and with the participation of our management, including our CEO and our CFO, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

As previously disclosed, the Company, as parent guarantor, the Operating Partnership, as borrower (the “Borrower”), and certain subsidiaries of the Borrower, previously entered into a Credit Agreement, dated as of May 21, 2021, with Truist Bank, N.A., as administrative agent (“Truist”), and certain other lenders named therein (as amended prior to February 4, 2026, the “Original Credit Agreement”).

On February 4, 2026, the Company, the Borrower, and certain subsidiaries of the Borrower entered into an Amended and Restated Credit Agreement with Truist and certain other lenders named therein to amend and restate the Original Credit Agreement in its entirety (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for a $250,000,000 senior unsecured revolving credit facility (the “Revolving Facility”), a $100,000,000 senior unsecured term loan credit facility maturing in 2029 (the “2029 Term Loan Facility”), and a $100,000,000 senior unsecured term loan credit facility maturing in 2031 (the “2031 Term Loan Facility” and, together with the Revolving Facility and the 2029 Term Loan Facility, the “Facilities”), subject to extensions of the maturity dates and an increase in the aggregate amount of the Facilities up to an aggregate commitment of $750,000,000 in accordance with the terms of the Amended and Restated Credit Agreement.

The Facilities were provided by a syndicate of banks led by Truist as administrative agent. Additional participating banks include KeyBank National Association, The Huntington National Bank, Regions Bank, Raymond James Bank, PNC Bank, National Association, Synovus Bank, and Stifel Bank & Trust.

Borrowings under the Amended and Restated Credit Agreement bear interest at a rate equal to either (i) the Applicable Margin plus the Base Rate (each as defined in the Amended and Restated Credit Agreement), (ii) the Applicable Margin plus Daily Simple SOFR (as defined in the Amended and Restated Credit Agreement) or (iii) the Applicable Margin plus Term SOFR (as defined in the Amended and Restated Credit Agreement).

The Company is subject to customary restrictive covenants under the Amended and Restated Credit Agreement, including, but not limited to, limitations on the Company’s ability to: (i) incur indebtedness; (ii) make certain investments; (iii) incur certain liens; (iv) engage in certain affiliate transactions; and (v) engage in certain major transactions such as mergers. In addition, the Company is subject to various financial maintenance covenants as described in the Amended and Restated Credit Agreement.

The foregoing description of the Amended and Restated Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Amended and Restated Credit Amendment, a copy of which is filed as exhibit 10.16 to this Annual Report on Form 10-K.

On February 4, 2026, in connection with the Borrower’s entry into the Amended and Restated Credit Agreement, the Borrower repaid all obligations outstanding under the Amended and Restated Credit Agreement, dated as of September 30, 2022, among the Company, as parent guarantor, the Borrower, certain subsidiaries of the Borrower, KeyBank National Association, as administrative agent, and certain other lenders named therein (as amended, the “Prior Credit Agreement”). As a result, the Prior Credit Agreement was terminated and the obligations thereunder were discharged.

ITEM 9C.          DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be set forth herein will be included in the Company’s definitive proxy statement for its 2026 annual stockholders’ meeting to be filed with the SEC within 120 days after the end of the registrant’s fiscal year ended December 31, 2025 (the “Proxy Statement”), which sections are incorporated herein by reference.

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

3.3

Articles Supplementary, designating Alpine Income Property Trust, Inc.’s 8.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on November 10, 2025).

3.4

Articles Supplementary, classifying and designating 1,458,334 additional shares of Alpine Income Property Trust, Inc.’s 8.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 5, 2025).

4.1	Description of the Registrant’s Securities. †

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

10.15

Form of Non-Employee Director Restricted Stock Award Agreement under the Alpine Income Property Trust, Inc. 2019 Individual Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-11/A (File No. 333-234304) filed with the Commission on November 7, 2019).*

10.16

Amended and Restated Credit Agreement, dated as of February 4, 2026, among Alpine Income Property, OP, LP, Alpine Income Property Trust, Inc., the other Guarantors from time to time parties thereto, Truist Bank, N.A., and certain other lenders named therein. †

10.17	Amendment No. 1 to Management Agreement dated July 18, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2024).

10.18

Indemnification Agreement, dated November 8, 2024, between Alpine Income Property Trust, Inc. and Brenna A. Wadleigh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K filed on November 13, 2024).*

10.19

Indemnification Agreement, dated February 6, 2025, between Alpine Income Property Trust, Inc. and Philip R. Mays (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on February 6, 2025).*

10.20

Indemnification Agreement, dated February 6, 2025, between Alpine Income Property Trust, Inc. and Lisa M. Vorakoun (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on February 6, 2025).*

10.21

First Amendment to Amended and Restated Agreement of Limited Partnership of Alpine Income Property OP, LP, dated as of November 10, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2025).

10.22	Waiver Letter, dated as of November 5, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2025).

10.23

Second Amendment to Amended and Restated Agreement of Limited Partnership of Alpine Income Property OP, LP, dated as of December 5, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2025).

10.24	Waiver Letter, dated as of December 5, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2025).

19.1	Insider Trading Policy. †

21.1	List of Subsidiaries of the Registrant. †

23.1	Consent of Grant Thornton LLP. †

31.1	Certificate of John P. Albright, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certificate of Philip R. Mays, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certificate of John P. Albright, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††

32.2

Certificate of Philip R. Mays, Senior Vice President, Chief Financial Officer and Treasurer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 8, 2024). *

101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes beginning on page F-1 of this Annual Report on Form 10-K. †

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set. †

† Filed Herewith

††  Furnished Herewith

*    Management Contract or Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPINE INCOME PROPERTY TRUST, INC.

Date: February 5, 2026	By:	/S/ JOHN P. ALBRIGHT
John P. Albright
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 5, 2026	President and Chief Executive Officer (Principal Executive Officer), and Director	/S/ JOHN P. ALBRIGHT
John P. Albright
February 5, 2026	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	/S/ PHILIP R. MAYS
Philip R. Mays
February 5, 2026	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	/S/ LISA M. VORAKOUN
Lisa M. Vorakoun
February 5, 2026	Chairman of the Board, Director	/S/ ANDREW C. RICHARDSON
Andrew C. Richardson
February 5, 2026	Director	/S/ M. CARSON GOOD
M. Carson Good
February 5, 2026	Director	/S/ BRENNA A. WADLEIGH
Brenna A. Wadleigh
February 5, 2026	Director	/S/ RACHEL E. WEIN
Rachel E. Wein

ALPINE INCOME PROPERTY TRUST, INC.

f-1

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Alpine Income Property Trust, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Alpine Income Property Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Fair value of real estate acquired with in-place leases

As described further in Note 3 to the consolidated financial statements, during the year ended December 31, 2025, the Company acquired 13 properties subject to purchase accounting for acquisitions subject to a lease, for a combined purchase price of $100.6 million, or a total cost of $101.3 million including capitalized acquisition costs. As further described in

f-2

Note 2 to the consolidated financial statements, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. We identified the evaluation of the fair value of real estate acquired with in-place leases as a critical audit matter.

The principal consideration for our determination that evaluation of the fair value of real estate acquired with in-place leases is a critical audit matter is that auditing the estimates of fair values of the acquired tangible assets and identified intangible assets and liabilities is complex due to the significant assumptions being sensitive to changes, including discount rates, terminal rates, and market rent rates that can be impacted by expectations about future market or economic conditions.

Our audit procedures related to the evaluation of the fair value of real estate acquired with in-place leases included the following, among others.

●	We evaluated the design of the key controls related to the Company’s process to account for real estate acquisitions with in-place leases, including those addressing the development of the significant assumptions, including discount rates, terminal rates and market rent rates
●	We involved internal valuation professionals who assisted in comparing the discount rates, terminal rates, and market rental rates to independently developed ranges.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2019.

Charlotte, North Carolina

February 5, 2026

f-3

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	December 31, 2025	December 31, 2024
ASSETS
Real Estate:
Land, at Cost	$151,628	$147,912
Building and Improvements, at Cost	344,138	341,955
Total Real Estate, at Cost	495,766	489,867
Less, Accumulated Depreciation	(54,446)	(45,850)
Real Estate—Net	441,320	444,017
Assets Held for Sale	8,077	2,254
Commercial Loans and Investments	167,553	89,629
Cash and Cash Equivalents	4,589	1,578
Restricted Cash	34,410	6,373
Intangible Lease Assets—Net	48,925	43,925
Straight-Line Rent Adjustment	2,092	1,485
Other Assets	8,908	15,734
Total Assets	$715,874	$604,995
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$7,877	$8,445
Prepaid Rent and Deferred Revenue	14,031	2,412
Intangible Lease Liabilities—Net	4,971	4,774
Obligation Under Participation Agreement	10,000	11,403
Long-Term Debt—Net	377,739	301,466
Total Liabilities	414,618	328,500
Commitments and Contingencies—See Note 20
Equity:
Preferred Stock, $0.01 par value per share, 100 million shares authorized, $0.01 par value, 8.00% Series A Cumulative Redeemable Preferred Stock, $25.00 Per Share Liquidation Preference, 2,083,328 shares issued and outstanding as of December 31, 2025 and no shares issued and outstanding as of December 31, 2024	21	—
Common Stock, $0.01 par value per share, 500 million shares authorized, 14,783,419 shares issued and outstanding as of December 31, 2025 and 14,691,982 shares issued and outstanding as of December 31, 2024	148	147
Additional Paid-in Capital	313,690	261,831
Dividends in Excess of Net Income	(35,276)	(15,722)
Accumulated Other Comprehensive Income	1,293	6,771
Stockholders' Equity	279,876	253,027
Noncontrolling Interest	21,380	23,468
Total Equity	301,256	276,495
Total Liabilities and Equity	$715,874	$604,995

The accompanying notes are an integral part of these consolidated financial statements.

f-4

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Revenues:
Lease Income	$48,657	$46,005	$44,967
Interest Income from Commercial Loans and Investments	11,350	5,761	637
Other Revenue	525	461	40
Total Revenues	60,532	52,227	45,644
Operating Expenses:
Real Estate Expenses	7,956	7,793	6,580
General and Administrative Expenses	6,709	6,575	6,301
Provision for Impairment	7,416	1,693	3,220
Depreciation and Amortization	27,383	25,594	25,758
Total Operating Expenses	49,464	41,655	41,859
Gain on Disposition of Assets	2,070	3,443	9,334
Gain on Extinguishment of Debt	—	—	23
Net Income From Operations	13,138	14,015	13,142
Investment and Other Income	242	247	289
Interest Expense	(16,265)	(12,008)	(10,165)
Net Income (Loss)	(2,885)	2,254	3,266
Less: Net Loss (Income) Attributable to Noncontrolling Interest	228	(188)	(349)
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	(2,657)	2,066	2,917
Less: Distributions to Preferred Stockholders	(552)	—	—
Net Income (Loss) Attributable to Common Stockholders	$(3,209)	$2,066	$2,917

Per Common Share Data:
Net Income (Loss) Attributable to Common Stockholders
Basic	$(0.22)	$0.15	$0.21
Diluted	$(0.22)	$0.14	$0.19

Weighted Average Number of Common Shares:
Basic	14,328,451	13,858,257	13,925,362
Diluted	15,552,305	15,082,111	15,560,524

The accompanying notes are an integral part of these consolidated financial statements.

f-5

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net Income (Loss)	$(2,885)	$2,254	$3,266
Other Comprehensive Loss
Cash Flow Hedging Derivative - Interest Rate Swaps	(5,944)	(2,736)	(3,778)
Total Other Comprehensive Loss	(5,944)	(2,736)	(3,778)
Total Comprehensive Loss	(8,829)	(482)	(512)
Less: Comprehensive Loss Attributable to Noncontrolling Interest
Net Loss (Income) Attributable to Noncontrolling Interest	228	(188)	(349)
Other Comprehensive Loss (Income) Attributable to Noncontrolling Interest (1)	466	232	(1,548)
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	694	44	(1,897)
Comprehensive Loss Attributable to Alpine Income Property Trust, Inc.	$(8,135)	$(438)	$(2,409)
(1)	For the year ended December 31, 2023, the $1.5 million of other comprehensive income attributable to the noncontrolling interest includes approximately $1.8 million of other comprehensive income which represents the cumulative amount that should have been attributed to the noncontrolling interest through December 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

f-6

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Preferred Stock at Par	Common Stock at Par	Additional Paid-in Capital	Retained Earnings (Dividends in Excess of Net Income)	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2023	$—	$134	$236,841	$10,042	$14,601	$261,618	$33,757	$295,375
Net Income	—	—	—	2,917	—	2,917	349	3,266
Operating Partnership Unit Redemptions	—	5	9,036	—	—	9,041	(9,041)	—
Common Stock Repurchases	—	(9)	(14,607)	—	—	(14,616)	—	(14,616)
Common Stock Issuances to Directors	—	—	303	—	—	303	—	303
Stock Issuances, Net of Equity Issuance Costs	—	7	12,117	—	—	12,124	—	12,124
Common Stock Dividends ($1.100 per share)	—	—	—	(15,318)	—	(15,318)	(1,743)	(17,061)
Other Comprehensive Income (Loss)	—	—	—	—	(5,326)	(5,326)	1,548	(3,778)
Balance December 31, 2023	—	137	243,690	(2,359)	9,275	250,743	24,870	275,613
Net Income	—	—	—	2,066	—	2,066	188	2,254
Common Stock Repurchases	—	(1)	(774)	—	—	(775)	—	(775)
Common Stock Issuances to Directors	—	—	317	—	—	317	—	317
Stock Issuances, Net of Equity Issuance Costs	—	11	18,598	—	—	18,609	—	18,609
Common Stock Dividends ($1.110 per share)	—	—	—	(15,429)	—	(15,429)	(1,358)	(16,787)
Other Comprehensive Income (Loss)	—	—	—	—	(2,504)	(2,504)	(232)	(2,736)
Balance December 31, 2024	—	147	261,831	(15,722)	6,771	253,027	23,468	276,495
Net Loss	—	—	—	(2,657)	—	(2,657)	(228)	(2,885)
Common Stock Repurchases	—	(5)	(8,793)	—	—	(8,798)	—	(8,798)
Common Stock Issuances to Directors	—	—	290	—	—	290	—	290
Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	20	—	48,107	—	—	48,127	—	48,127
Stock Issuances, Net of Equity Issuance Costs	1	6	12,255	—	—	12,262	—	12,262
Preferred Stock Dividends ($0.272 per share)	—	—	—	(552)	—	(552)	—	(552)
Common Stock Dividends ($1.140 per share)	—	—	—	(16,345)	—	(16,345)	(1,394)	(17,739)
Other Comprehensive Loss	—	—	—	—	(5,478)	(5,478)	(466)	(5,944)
Balance December 31, 2025	$21	$148	$313,690	$(35,276)	$1,293	$279,876	$21,380	$301,256

The accompanying notes are an integral part of these consolidated financial statements.

f-7

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash Flow From Operating Activities:
Net Income (Loss)	$(2,885)	$2,254	$3,266
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Depreciation and Amortization	27,383	25,594	25,758
Amortization of Intangible Lease Assets and Liabilities to Lease Income	(613)	(517)	(417)
Amortization of Deferred Financing Costs to Interest Expense	795	720	710
Accretion of Commercial Loans and Investments Origination Fees	(524)	(179)	(18)
Gain on Disposition of Assets	(2,070)	(3,443)	(9,334)
Provision for Impairment	7,416	1,693	3,220
Non-Cash Compensation	380	247	318
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(703)	(515)	(402)
Other Assets	374	(973)	186
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	(1,028)	877	132
Prepaid Rent and Deferred Revenue	(2,773)	(2,334)	(252)
Net Cash Provided By Operating Activities	25,752	23,424	23,167
Cash Flow From Investing Activities:
Acquisition of Real Estate Including Intangible Lease Assets and Liabilities	(101,316)	(73,734)	(84,138)
Investments in and Improvements to Real Estate	(7,232)	(790)	(327)
Proceeds from Disposition of Assets	69,245	60,199	106,303
Acquisition of Commercial Loans and Investments	(135,913)	(57,851)	(35,419)
Principal Payments Received on Commercial Loans and Investments	57,711	2,930	—
Proceeds from Sale of Participation Interest	10,000	13,632	—
Payments on Participation Obligation	(11,403)	(2,230)	—
Cash Received for Commercial Loan Reserves	15,045	2,184	2,477
Net Cash Used In Investing Activities	(103,863)	(55,660)	(11,104)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	216,000	122,400	31,750
Payments on Long-Term Debt	(140,000)	(96,900)	(23,500)
Cash Paid for Loan Fees	(141)	(91)	(73)
Repurchases of Common Stock	(8,798)	(775)	(14,616)
Proceeds from Issuance of Preferred Stock, Net of Underwriting Discount and Expenses	48,127	—	—
Proceeds From Stock Issuances, Net	12,262	18,609	12,124
Dividends Paid - Preferred Stock	(552)	—	—
Dividends Paid - Common Stock	(17,739)	(16,787)	(17,061)
Net Cash Provided By (Used In) Financing Activities	109,159	26,456	(11,376)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	31,048	(5,780)	687
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	7,951	13,731	13,044
Cash and Cash Equivalents and Restricted Cash, End of Period	$38,999	$7,951	$13,731

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$4,589	$1,578	$4,019
Restricted Cash	34,410	6,373	9,712
Total Cash	$38,999	$7,951	$13,731

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$15,062	$11,969	$9,245

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Loss on Cash Flow Hedge	$(5,944)	$(2,736)	$(3,778)
Operating Partnership Unit Redemptions	—	—	9,041
Right-of-Use Assets and Operating Lease Liability—See Note 9	—	1,987	—
Unpaid Portion of Interest Paid In Kind	43	—	—

The accompanying notes are an integral part of these consolidated financial statements.

f-8

ALPINE INCOME PROPERTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

NOTE 1.      BUSINESS AND ORGANIZATION

BUSINESS

Alpine Income Property Trust, Inc. (the “Company” or “PINE”) is a real estate investment trust (“REIT”) that owns and operates a high-quality portfolio of commercial net lease properties complemented by a portfolio of commercial loan investments. The terms “us,” “we,” “our,” and “the Company” as used in this report refer to Alpine Income Property Trust, Inc. together with our consolidated subsidiaries.

Our income property portfolio consists of 127 net leased properties located in 32 states. The properties in our portfolio are primarily subject to long-term, net leases, which generally require the tenant to pay directly or reimburse us for property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. The Company also acquires and originates commercial loans and investments. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate. As more fully described in Note 4, “Commercial Loans and Investments,” the three Sale-Leaseback Properties (defined in Note 4 below), which were purchased during the year ended December 31, 2024 through a sale-leaseback transaction that includes a tenant repurchase option are, for GAAP purposes, accounted for as a financing arrangement. However, as the Sale-Leaseback Properties constitute real estate assets for both legal and tax purposes, we include the Sale-Leaseback Properties in the property portfolio when describing our property portfolio and for purposes of providing statistics related thereto.

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

ORGANIZATION

The Company is a Maryland corporation that was formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering (“IPO”). We are externally managed by our Manager and conduct the substantial majority of our operations through Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of December 31, 2025, we have a total common ownership interest in the Operating Partnership of 92.4%, with CTO holding, directly and indirectly, a 7.6% common ownership interest in the Operating Partnership. We also own 100% of the Series A Preferred units of the Operating Partnership underlying the Series A Preferred Stock (hereinafter defined). Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) oversees our business and affairs.

Each limited partner of the Operating Partnership has the right to require the Operating Partnership to redeem part or all of its common units of the Operating Partnership (“OP Units”) for cash, based upon the value of an equivalent number of shares of our common stock at the time of the redemption, or, at our election, shares of our common stock on a one-for-one basis, beginning on and after the date that is 12 months after issuance of such OP Units, subject to certain adjustments and the restrictions on ownership and transfer of our stock set forth in our charter. Each redemption of OP Units will increase our percentage ownership interest in the Operating Partnership and our share of its cash distributions and profits and losses.

f-9

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

REAL ESTATE

The Company’s real estate assets are comprised of the properties in its portfolio, and are carried at cost, less accumulated depreciation, amortization, and impairment losses, if any. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to the applicable property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the years ended December 31, 2025, 2024, and 2023, was $18.5 million, $16.9 million, and $16.8 million, respectively.

f-10

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

f-11

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

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of December 31, 2025 and 2024, the Company’s allowance for doubtful accounts totaled $0.2 million and $0.3 million, respectively.

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

Sales of participations in commercial loans and investments are evaluated for achievement of the characteristics of participating interest pursuant to ASC 860, Transfers and Servicing. If the sale of a participation has all of the characteristics of a participating interest, it achieves sale accounting, and the commercial loan or investment is presented net of the participating interest. If the sale of a participation does not have all of the characteristics of a participating interest, it does not achieve sale accounting and is treated as a secured borrowing. As of December 31, 2025 and 2024, the Company’s participation in commercial loans and investments purchased by a third-party did not achieve sale accounting and has been presented as an Obligation under Participation Agreement within the liabilities portion of the Company’s consolidated balance sheets.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of December 31, 2025 and 2024 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of cash and cash equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

RESTRICTED CASH

Restricted cash totaled $34.4 million at December 31, 2025, of which $20.7 million is being held in an escrow account to be reinvested through the like-kind exchange structure into other income properties and $13.7 million is being held in interest, real estate tax, insurance and/or capital expenditure reserve accounts related to the Company’s portfolio of commercial loans and investments.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable included in other assets, accounts payable, and accrued expenses and other liabilities at December 31, 2025 and 2024, approximate fair value because of the short maturity of these instruments. The carrying value of the Credit Facility, hereinafter defined, approximates current market rates for revolving credit arrangements with similar risks and maturities. The Company estimates the fair value of its commercial loans and investments and term loans based on incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt. The discount rate used to calculate the fair value of debt approximates current lending rates for loans and assumes the debt is outstanding through maturity. Since such amounts are estimates that are based on limited available market information for similar transactions, which is a Level 2 non-recurring measurement, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

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

INCOME TAXES

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Code. We believe the Company has been organized and has operated in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. The Company intends to continue to operate in such a manner. As a REIT, the Company will be subject to U.S. federal and state income taxation at corporate rates on its net taxable income; the Company, however, may claim a deduction for the amount of dividends paid to its stockholders. Amounts distributed as dividends by the Company will be subject to taxation at the stockholder level only. While the Company must distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, to qualify as a REIT, the Company intends to distribute all of its net taxable income. The Company is allowed certain other non-cash deductions or adjustments, such as depreciation expense, when computing its REIT taxable income and distribution requirement. These deductions permit the Company to reduce its dividend payout requirement under U.S. federal income tax laws. Certain states may impose minimum franchise taxes. The Company may form one or more taxable REIT subsidiaries (“TRSs”), which will be subject to applicable U.S. federal, state and local corporate income tax on their taxable income. For the periods presented, the Company did not have any TRSs.

f-14

CONCENTRATION OF CREDIT RISK

Certain individual tenants in the Company’s portfolio of properties accounted for more than 10% of lease income from the Company’s income properties during the years ended December 31, 2025, 2024, and 2023.

For the year ended December 31, 2025, Dick’s Sporting Goods and Lowe’s accounted for 11% and 10% of lease income revenues, respectively. For each of the years ended December 31, 2024 and 2023, Walgreens represented 11% of lease income from the Company’s income properties.

As of December 31, 2025, 14% of the Company’s income property portfolio, based on square footage, was located in the state of Texas. As of December 31, 2024, 11% of the Company’s income property portfolio, based on square footage, was located in each of the states of New Jersey and Michigan.

RECLASSIFICATIONS

Beginning on January 1, 2025 the Company classifies cash received for commercial loan reserves as a separate line item within cash used by investing activities on the accompanying consolidated statements of cash flows. Accordingly, $2.2 million and $2.5 million of cash received for commercial loan reserves were reclassified from cash provided by operating activities to cash provided investing activities on the accompanying consolidated statements of cash flows, for the years ended December 31, 2024 and 2023, respectively.

Also beginning on January 1, 2025 the Company classifies cash used for investments in and improvements to real estate as a separate line item within cash used by investing activities on the accompanying consolidated statements of cash flows. Accordingly, $0.8 million and $0.3 million of cash used for investments in and improvements to real estate were reclassified from cash used for the acquisition of real estate including intangible lease assets and liabilities for the years ended December 31, 2024 and 2023, respectively, to conform to the current presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS ADOPTED

Interim Reporting. In December 2025, the FASB issued ASU 2025-11 to provide clarity and enhance the navigability of interim reporting disclosures in accordance with FASB ASC 270, Interim Reporting. The update focuses on improving the guidance for disclosure requirements for interim reporting periods by (i) listing interim disclosures required under ASC 270 as well as all other ASC topics and (ii) requiring disclosure of events or transactions since the prior annual reporting period that are expected to have a material impact on the reporting entity. The update is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027.

Financial Instruments-Credit Losses. In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 allows for a practical expedient as it relates to assuming that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, on a prospective basis, however early adoption is permitted. Although the Company is still evaluating the impact of ASU 2025-05, the Company does not expect the implementation of the practical expedient to have a significant impact on our CECL reserve.

NOTE 3.      PROPERTY PORTFOLIO

As of December 31, 2025, the Company’s property portfolio consisted of 127 properties with total square footage of 4.3 million.

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

f-15

The components of leasing revenue are as follows (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Lease Income
Lease Payments	$42,549	$39,570	$40,141
Variable Lease Payments	6,108	6,435	4,826
Total Lease Income	$48,657	$46,005	$44,967

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to December 31, 2025, are summarized as follows (in thousands). Certain of our tenant leases include tenant renewal options which could be exercised at the tenant’s election and are not included in the amounts in the table below.

Year Ending December 31,	Amounts
2026	$41,832
2027	38,524
2028	34,140
2029	29,132
2030	25,221
2031 and Thereafter (Cumulative)	110,983
Total	$279,832

2025 Activity. During the year ended December 31, 2025, the Company acquired 13 properties for a combined purchase price of $100.6 million, or a total cost of $101.3 million including capitalized acquisition costs. Of the total acquisition cost, $36.6 million was allocated to land, $46.2 million was allocated to buildings and improvements, $20.2 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $1.7 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 8.8 years at acquisition.

During the year ended December 31, 2025, the Company sold 20 properties for an aggregate sales price of $72.8 million, generating aggregate gains on sale of $2.1 million. The aggregate 2025 gains included gains on sale totaling $6.9 million net of losses on sale totaling $4.8 million. The $4.8 million in losses were primarily attributable to the sale of four properties leased to Walgreens for an aggregate $4.3 million loss.

2024 Activity. During the year ended December 31, 2024, the Company acquired 12 properties for a combined purchase price of $103.6 million, or a total cost of $104.1 million including capitalized acquisition costs. Of the total acquisitions, nine acquired properties for a combined purchase price of $72.2 million, or total cost of $72.7 million were subject to purchase accounting for acquisitions subject to a lease, of which $23.5 million was allocated to land, $42.7 million was allocated to buildings and improvements, $8.0 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $1.5 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 7.6 years at acquisition. The remaining $31.4 million of acquisition costs is attributable to the three Sale-Leaseback Properties (defined in Note 4 below), which were purchased during the year ended December 31, 2024 through a sale-leaseback transaction that includes a tenant repurchase option. Due to the existence of the tenant repurchase option, and pursuant to FASB ASC Topic 842, Leases, GAAP requires that the $31.4 million investment be accounted for as a financing arrangement, and accordingly the related assets and corresponding revenue are included in the Company’s commercial loans and investments in the accompanying consolidated balance sheets and consolidated statement of operations. However, as the Sale-Leaseback Properties constitute real estate assets for both legal and tax purposes, we include the Sale-Leaseback Properties in the property portfolio when describing our property portfolio and for purposes of providing statistics related thereto.

f-16

During the year ended December 31, 2024, the Company sold 15 properties for an aggregate sales price of $62.0 million, generating aggregate gains on sale of $3.4 million. The aggregate 2024 gains included gains on sale totaling $5.1 million net of losses on sale totaling $1.7 million. The $1.7 million in losses were primarily attributable to the sale of two properties formerly leased to convenience stores and one property leased to Walgreens, for an aggregate $1.1 million loss.

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

NOTE 4.      COMMERCIAL LOANS AND INVESTMENTS

2025 Activity. During the year ended December 31, 2025, the Company originated (i) 11 commercial loans for an aggregate investment volume of $137.3 million at a weighted average initial cash yield of 12.4% and (ii) one $2.0 million short-term mortgage note with an initial cash yield of 16.5%, that was originated on June 5, 2025 and repaid in full on July 2, 2025. Additionally, during the year ended December 31, 2025, the Company amended five existing commercial loan investments whereby certain maturity dates were extended and the total face amounts of four loan investments were upsized by an aggregate of $39.7 million. In the aggregate, during the year ended December 31, 2025, commercial loan and investment volume for new loan originations totaled $177.0 million, of which $122.5 million was funded and $2.0 million of origination fees were received during the same period. Additionally, the Company funded $15.4 million for existing construction loans and received $57.7 million of principal repayments from borrowers during the year ended December 31, 2025.

During the year ended December 31, 2025, the Company originated a $29.5 million first mortgage secured by a portfolio of assets and related improvements (the “2025 Mortgage Note”). The 2025 Mortgage Note is being repaid by the borrower as the underlying assets within the portfolio are sold. During the year ended December 31, 2025, the Company sold a $10.0 million A-1 participation interest (the “2025 Loan Participation Sale”) in its 2025 Mortgage Note, which is entitled to a 10.0% yield on its respective portion of the outstanding principal balance and has priority preference with respect to all principal and interest payments of the 2025 Mortgage Note. This sale did not achieve sale accounting pursuant to ASC 860, Transfers and Servicing, and accordingly, is treated as a secured borrowing. See Note 12, “Obligations Under Participation Agreement” for further information. As of December 31, 2025, after adjusting for the 2025 Loan Participation Sale, the Company’s remaining investment in the 2025 Mortgage Note is $19.5 million.

2024 Activity. During the year ended December 31, 2024, the Company originated three commercial loans for an investment volume of $31.1 million at a weighted average initial cash yield of 10.7%. During the year ended December 31, 2024, the Company funded a total of $58.1 million to borrowers (inclusive of the $31.4 million investment in the Sale-Leaseback Properties, hereinafter defined) and received $0.2 million of origination fees. Additionally, during the year ended December 31, 2024, the Company received $16.5 million of principal repayments from borrowers.

Other Activity. During the year ended December 31, 2024, the Company acquired three single-tenant income properties (the “Sale-Leaseback Properties”) in the greater Tampa Bay, Florida area, which acquisition was structured as a sale-leaseback transaction whereby the Company entered into three new 30-year lease agreements which include annual base rent escalations and a repurchase right by the tenant upon completion of the fifth lease year, i.e., on August 1, 2029. Pursuant to FASB ASC Topic 842, Leases, the future repurchase rights present in the lease agreements preclude the transaction from being accounted for as a real estate acquisition. Accordingly, for GAAP purposes, the acquisition of the Sale-Leaseback Properties is accounted for as a financing arrangement, and the related assets and corresponding revenue are included in the Company’s commercial loans and investments on its consolidated balance sheets and consolidated statements of operations. The Company has imputed interest on the 30-year leases which is recognized as interest income from commercial loans and investments on the accompanying consolidated statements of operations.

f-17

During the year ended December 31, 2023, the Company originated a $24.0 million first mortgage secured by a portfolio of assets and related improvements (the “Mortgage Note”). The Mortgage Note is being repaid by the borrower as the underlying assets within the portfolio are sold. During the year ended December 31, 2024, the Company sold a $13.6 million A-1 participation interest (the “2024 Loan Participation Sale”) in its Mortgage Note, which is entitled to an 8.0% yield on its respective portion of the outstanding principal balance and has priority preference with respect to all principal and interest payments of the Mortgage Note. This sale did not achieve sale accounting pursuant to ASC 860, Transfers and Servicing, and accordingly, is treated as a secured borrowing. See Note 12, “Obligations Under Participation Agreement” for further information. As of December 31, 2025, the obligation under participation agreement had been fully repaid and the Company had no remaining investment in the Mortgage Note.

The Company’s commercial loans and investments were comprised of the following at December 31, 2025 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – Wawa Land Development – Greenwood, IN	July 2023	July 2026	$14,800	$9,144	$9,165	9.50%
Construction Loan – Wawa Land Development – Antioch, TN	October 2023	October 2026	7,425	6,309	6,317	10.25%
Construction Loan – Retail Outparcels – Lawrenceville, GA	January 2024	January 2026	7,200	1,099	1,095	11.25%
Construction Loan – Wawa Land Development – Mount Carmel, OH	June 2024	September 2026	6,127	6,127	6,127	11.50%
Sale-Leaseback - Bradenton Beach, FL	August 2024	August 2029 (1)	9,608	9,519	9,519	8.30%
Sale-Leaseback - Anna Maria, FL	August 2024	August 2029 (1)	16,408	16,256	16,256	8.30%
Sale-Leaseback - Long Boat Key, FL	August 2024	August 2029 (1)	5,408	5,358	5,358	8.30%
Mortgage Note – At Home Plaza - North Canton, OH	March 2025	March 2028	6,200	6,200	6,200	8.65%
Construction Loan – Retail Land Development – Stuart, FL	March 2025	March 2027	15,500	7,084	6,987	10.00%
Construction Loan – Cornerstone Exchange – Daytona Beach, FL	May 2025	April 2027	23,905	6,886	6,747	10.00%
Mortgage Note – Old Time Pottery – Orange Park, FL	June 2025	June 2028	4,000	4,000	4,000	8.00%
Mortgage Note – Industrial – Fremont, CA	August 2025	August 2027	24,000	24,000	23,751	11.00%
Mortgage Note – Commercial Building – Reno, NV	September 2025	September 2027	4,000	4,000	4,000	8.00%
Mortgage Note – Luxury Residential Development – Austin, TX	October 2025	October 2028	29,500	28,627	28,070	17.00%	(2)
Construction Loan – Mixed-Use Development – Lake Toxaway, NC	October 2025	October 2027	13,500	6,938	6,813	16.00%	(3)
Construction Loan – Costco Mixed-Use Development – Atlanta, GA	October 2025	November 2027	4,500	879	838	11.00%
Redevelopment Loan – Mixed-Use Redevelopment – Denver, CO	December 2025	December 2028	13,500	8,519	8,317	12.00%	(4)
Mortgage Note – Mixed-Use Development – Herndon, VA	December 2025	September 2028	20,000	20,001	19,702	12.00%	(5)
			$225,581	$170,946	$169,262
CECL Reserve					(1,709)
Total Commercial Loans and Investments					$167,553
(1)	The maturity date reflects the date the tenant’s repurchase right first becomes exercisable pursuant to the lease agreement.
(2)	The coupon rate is comprised of 13.00% cash interest and 4.00% paid-in-kind.
(3)	The coupon rate is comprised of 13.00% cash interest and 3.00% paid-in-kind.
(4)	The coupon rate is comprised of 9.00% cash interest and 3.00% paid-in-kind.
(5)	The coupon rate is comprised of 10.00% cash interest and 2.00% paid-in-kind.

f-18

The Company’s commercial loans and investments were comprised of the following at December 31, 2024 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – Wawa Land Development – Greenwood, IN	July 2023	July 2025	$7,800	$7,149	$7,138	9.25%
Construction Loan – Wawa Land Development – Antioch, TN	October 2023	October 2025	6,825	4,694	4,673	9.50%
Mortgage Note – Portfolio	November 2023	November 2026	24,000	21,140	21,066	9.00%
Construction Loan – Retail Outparcels – Lawrenceville, GA	January 2024	January 2026	7,200	6,618	6,569	11.25%
Construction Loan – Wawa Land Development – Mount Carmel, OH	June 2024	September 2025	6,127	5,196	5,162	11.50%
Sale-Leaseback - Bradenton Beach, FL	August 2024	August 2029 (1)	9,608	9,586	9,586	8.30%
Sale-Leaseback - Anna Maria, FL	August 2024	August 2029 (1)	16,408	16,371	16,371	8.30%
Sale-Leaseback - Long Boat Key, FL	August 2024	August 2029 (1)	5,408	5,396	5,396	8.30%
Construction Loan – Publix Land Development – Charlotte, NC	September 2024	September 2025	17,760	14,640	14,576	9.50%
			$101,136	$90,790	$90,537
CECL Reserve					(908)
Total Commercial Loans and Investments					$89,629

The carrying value of the commercial loans and investments at December 31, 2025 and 2024 consisted of the following (in thousands):

	As of
	December 31, 2025	December 31, 2024
Current Face Amount	$170,946	$90,790
Unaccreted Origination Fees	(1,684)	(253)
CECL Reserve	(1,709)	(908)
Total Commercial Loans and Investments	$167,553	$89,629

NOTE 5.      FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$4,589	$4,589	$1,578	$1,578
Restricted Cash - Level 1	$34,410	$34,410	$6,373	$6,373
Commercial Loans and Investments - Level 2	$167,553	$179,214	$89,629	$98,830
Obligation Under Participation Agreement - Level 2	$10,000	$10,222	$11,403	$11,558
Long-Term Debt - Level 2	$377,739	$376,286	$301,466	$294,808

The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

f-19

The following tables present the fair value of assets (liabilities) measured on a recurring basis by Level as of December 31, 2025 and 2024 (in thousands). See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
2026 Term Loan Interest Rate Swap (1)	$624	$—	$624	$—
2027 Term Loan Interest Rate Swap (2)	$1,486	$—	$1,486	$—
Credit Facility Interest Rate Swap (3)	$34	$—	$34	$—
December 31, 2024
2026 Term Loan Interest Rate Swap	$2,811	$—	$2,811	$—
2027 Term Loan Interest Rate Swap	$4,090	$—	$4,090	$—
Credit Facility Interest Rate Swap	$1,186	$—	$1,186	$—
(1)	As of December 31, 2025, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100.0 million 2026 Term Loan (hereinafter defined) balance. See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(2)	As of December 31, 2025, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100.0 million 2027 Term Loan (hereinafter defined) balance. See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(3)	As of December 31, 2025, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 3.32% plus 0.10% and the applicable spread on $100.0 million of the outstanding balance on the Credit Facility (hereinafter defined). See Note 14, “Interest Rate Swaps” for further disclosure related to the Company's interest rate swaps.

NOTE 6.      INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above market and below market leases, the value of in-place leases, and the value of leasing costs. Intangible assets and liabilities consisted of the following as of December 31, 2025 and 2024 (in thousands):

	As of
	December 31, 2025	December 31, 2024
Intangible Lease Assets:
Value of In-Place Leases	$56,614	$48,768
Value of Above Market In-Place Leases	1,708	2,142
Value of Intangible Leasing Costs	19,457	19,091
Sub-total Intangible Lease Assets	77,779	70,001
Accumulated Amortization	(28,854)	(26,076)
Sub-total Intangible Lease Assets—Net	48,925	43,925
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(7,763)	(6,986)
Sub-total Intangible Lease Liabilities	(7,763)	(6,986)
Accumulated Amortization	2,792	2,212
Sub-total Intangible Lease Liabilities—Net	(4,971)	(4,774)
Total Intangible Assets and Liabilities—Net	$43,954	$39,151

f-20

The following table reflects the net amortization of intangible assets and liabilities during the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Amortization Expense	$8,877	$8,727	$8,936
Accretion to Properties Revenue	(613)	(517)	(417)
Net Amortization of Intangible Assets and Liabilities	$8,264	$8,210	$8,519

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Expense	Future Accretion to Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
2026	9,474	(899)	8,575
2027	8,116	(938)	7,178
2028	6,925	(749)	6,176
2029	5,987	(512)	5,475
2030	5,013	(325)	4,688
2031 and Thereafter	12,310	(448)	11,862
Total	$47,825	$(3,871)	$43,954

As of December 31, 2025, the weighted average amortization period of both the total intangible assets and liabilities was 8.9 years.

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

During the year ended December 31, 2025, the Company recorded $6.6 million of impairment charges as provision for losses with respect to certain properties within the Company’s income properties segment. The impairment charges are a result of the execution of letters of intent and/or purchase and sale agreements under which the contemplated sales price, less the carrying value of the respective assets, less estimated costs to sell result in an impairment. The impairments during the year ended December 31, 2025 are related to the following properties: (i) three convenience store properties, which are classified as held for sale; (ii) a property formerly leased to Party City; (iii) a property leased to At Home; (iv) a property formerly leased to Century Theater Center; and (v) three properties leased to Walgreens. Two of the three properties leased to Walgreens were classified as held for sale as of March 31, 2025, and subsequently sold during the three months ended June 30, 2025. One of the convenience store properties classified as held for sale as of June 30, 2025 and the property formerly leased to Century Theater Center were sold during the three months ended September 30, 2025. The Company’s execution of the above-referenced letters of intent and/or purchase and sale agreements are consistent with the Company’s current intent to dispose of such properties at a price less than their carrying values to facilitate the re-investment of the proceeds therefrom into new investment opportunities.

f-21

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

During the years ended December 31, 2025, 2024, and 2023, the Company recorded impairment charges of $0.8 million, $0.6 million, and $0.3 million, respectively, representing the provision for credit losses related to our commercial loans and investments. The impairment charges were driven by the initial estimated CECL allowance based on our investment activity during the years ended December 31, 2025, 2024, and 2023, respectively. We are unable to use historical data to estimate expected credit losses as we have incurred no losses to date. Management utilizes a loss-rate method and considers macroeconomic factors to estimate its CECL allowance, which is calculated based on the amortized cost basis of the commercial loans.

NOTE 8.      OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of
	December 31, 2025	December 31, 2024
Tenant Receivables—Net of Allowance for Doubtful Accounts (1)	$889	$1,517
Prepaid Insurance	250	1,042
Prepaid Expenses, Deposits, and Other	1,958	1,042
Deferred Financing Costs—Net	471	850
Interest Rate Swaps	2,315	8,087
Operating Leases - Right-of-Use Asset (2)	3,025	3,196
Total Other Assets	$8,908	$15,734
(1)	Includes $0.2 and $0.3 million allowance for doubtful accounts as of December 31, 2025 and 2024, respectively.
(2)	See Note 9, “Operating Land Leases” for further disclosure related to the Company’s right-of-use asset balance as of December 31, 2025.

f-22

NOTE 9. OPERATING LAND LEASES

The Company is the lessee under operating land leases for certain of its properties. FASB ASC Topic 842, Leases, requires a lessee to recognize right-of-use assets and lease liabilities that arise from leases, whether qualifying as an operating or finance lease. As of December 31, 2025 and 2024, the Company’s right-of-use assets totaled $3.0 million and $3.2 million, respectively, and the corresponding lease liabilities totaled $3.1 million and $3.2 million, respectively, which balances are reflected within other assets and accounts payable, accrued expenses, and other liabilities, respectively, on the consolidated balance sheets. The right-of-use assets and lease liabilities are measured based on the present value of the lease payments utilizing discount rates estimated to be equal to that which the Company would pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

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

Amortization of right-of-use assets for operating land leases is recognized on a straight-line basis over the term of the lease and is included within real estate expenses in the consolidated statements of operations. Amortization totaled $0.3 million, $0.2 million, and $0.3 million during the years ended December 31, 2025, 2024 and 2023, respectively.

The following table reflects a summary of operating land leases, under which the Company is the lessee, for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Operating Cash Outflows	$300	$200	$257
Weighted Average Remaining Lease Term	22.2	22.3	7.1
Weighted Average Discount Rate	4.3%	4.2%	2.0%

Minimum future lease payments under non-cancelable operating land leases, having remaining terms in excess of one year subsequent to December 31, 2025, are summarized as follows (in thousands):

Year Ending December 31,
2026	$311
2027	320
2028	320
2029	320
2030	320
2031 and Thereafter	3,789
Total Lease Payments	$5,380
Imputed Interest	(2,288)
Operating Leases – Liability	$3,092

f-23

NOTE 10.      ASSETS HELD FOR SALE

Assets held for sale was comprised of three properties as of December 31, 2025 and four properties as of December 31, 2024. Two of the properties classified as held for sale as of December 31, 2024 were sold during the year ended December 31, 2025. Assets held for sale consisted of the following (in thousands).

	As of
	December 31, 2025	December 31, 2024
Real Estate—Net	$9,093	$4,068
Intangible Lease Assets—Net	1,132	409
Intangible Lease Liabilities—Net	(105)	(39)
Straight-Line Rent Adjustment	49	84
Other Assets	3	6
Assets Prior to Provision for Impairment	$10,172	$4,528
Less Provision for Impairment	(2,095)	(2,274)
Total Assets Held for Sale	$8,077	$2,254

NOTE 11.      ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of
	December 31, 2025	December 31, 2024
Accounts Payable	$9	$40
Accrued Expenses	2,416	3,308
Tenant Security Deposits	124	140
Due to CTO	1,350	1,126
Interest Rate Swaps	171	—
Loan Reserves	715	601
Operating Leases - Liability (1)	3,092	3,230
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$7,877	$8,445
(1)	See Note 9, “Operating Land Leases” for further disclosure related to the Company’s operating land lease liability balance as of December 31, 2025 and 2024.

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

On November 28, 2025, the Company received $10.0 million from the 2025 Loan Participation Sale. As of December 31, 2025, the Company’s obligation under participation agreement had a carrying value of $10.0 million, and the carrying value of the loan that is associated with this obligation under participation agreement was $9.9 million, net of a CECL reserve of $0.1 million. The interest rate on the obligation under participation agreement was 10.0% as of December 31, 2025.

f-24

On May 31, 2024, the Company received $13.6 million from the 2024 Loan Participation Sale. As of December 31, 2025, the Company had fully repaid the obligation under participation agreement. As of December 31, 2024, the Company’s obligation under participation agreement had a carrying value of $11.4 million, and the carrying value of the loan that is associated with this obligation under participation agreement was $11.3 million, net of a CECL reserve of $0.1 million. The interest rate on the obligation under participation agreement was 8.0% as of December 31, 2024.

NOTE 13.      LONG-TERM DEBT

As of December 31, 2025, the Company’s outstanding indebtedness, at face value, was as follows (in thousands):

	Face Value Debt (in thousands)	Stated Interest Rate	Wtd. Avg. Rate as of December 31, 2025	Maturity Date
Credit Facility (1)	$178,000	SOFR + 0.10% + [1.25% - 2.20%]	5.31%	January 2027
2026 Term Loan (2)	100,000	SOFR + 0.10% + [1.35% - 1.95%]	3.80%	May 2026
2027 Term Loan (3)	100,000	SOFR + 0.10% + [1.25% - 1.90%]	3.75%	January 2027
Total Debt/Weighted-Average Rate	$378,000		4.50%
(1)	As of December 31, 2025, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 3.32% plus 0.10% and the applicable spread on $100.0 million of the outstanding balance on the Credit Facility (hereinafter defined). See Note 14, “Interest Rate Swaps” for further disclosure related to the Company's interest rate swaps.
(2)	As of December 31, 2025, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100.0 million 2026 Term Loan (hereinafter defined) balance. See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.
(3)	As of December 31, 2025, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100.0 million 2027 Term Loan (hereinafter defined) balance. See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

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

f-25

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

At December 31, 2025, the commitment level under the Credit Facility was $250.0 million and the Company had an outstanding balance of $178.0 million. The available borrowing capacity, subject to borrowing base restrictions, was $40.6 million as of December 31, 2025.

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

Long-term debt as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025		December 31, 2024
	Total	Due Within One Year	Total	Due Within One Year
Credit Facility	$178,000	$—	$102,000	$—
2026 Term Loan	100,000	100,000	100,000	—
2027 Term Loan	100,000	—	100,000	—
Financing Costs, net of Accumulated Amortization	(261)	—	(534)	—
Total Long-Term Debt	$377,739	$100,000	$301,466	$—

f-26

Payments applicable to reduction of principal amounts as of December 31, 2025 will be required as follows (in thousands):

Year Ending December 31,	Amount
2026	$100,000
2027	278,000
2028	—
2029	—
2030	—
2031 and Thereafter	—
Total Long-Term Debt - Face Value	$378,000

The carrying value of long-term debt as of December 31, 2025 consisted of the following (in thousands):

Total
Current Face Amount	$378,000
Financing Costs, net of Accumulated Amortization	(261)
Total Long-Term Debt	$377,739

In addition to the $0.3 million of financing costs, net of accumulated amortization included in the table above, as of December 31, 2025, the Company also had financing costs, net of accumulated amortization related to the Credit Facility of $0.5 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Credit Facility and are included in interest expense in the Company’s accompanying consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Interest Expense	$15,002	$10,664	$9,455
Interest Expense from Obligation Under Participation Agreement	468	624	—
Amortization of Deferred Financing Costs to Interest Expense	795	720	710
Total Interest Expense	$16,265	$12,008	$10,165

Total Interest Paid	$15,062	$11,969	$9,245

The Company was in compliance with all of its debt covenants as of December 31, 2025.

NOTE 14. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the years ended December 31, 2025, 2024, and 2023. Accordingly, the changes in fair value on the interest rate swaps have been classified in accumulated other comprehensive income (loss). The fair value of the interest rate swap agreements are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

f-27

Information related to the Company’s interest rate swap agreements are noted below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value as of December 31, 2025
2026 Term Loan (1)	5/21/2021	5/21/2026	2.05% + 0.10% + applicable spread	$100,000	$624
2027 Term Loan (2)	11/29/2024	1/31/2027	1.61%+ 0.10% + applicable spread	$80,000	$1,588
2027 Term Loan (3)	9/30/2022	1/31/2027	3.84%+ 0.10% + applicable spread	$20,000	$(102)
Credit Facility (4)	3/1/2023	3/1/2028	3.21%+ 0.10%+ applicable spread	$50,000	$56
Credit Facility (5)	4/4/2025	1/1/2027	3.43%+ 0.10%+ applicable spread	$50,000	$(22)
(1)	As of December 31, 2025, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus 0.10% and the applicable spread on the $100 million 2026 Term Loan balance. The weighted average fixed interest rate of 2.05%, is comprised of: (i) rate swaps on $60.0 million of the 2026 Term Loan balance effective May 21, 2021, as amended on April 14, 2022 in connection with the 2026 Term Loan Amendment, to fix SOFR (prior to April 14, 2022, the swap was to fix LIBOR), and (ii) a rate swap on $40.0 million of the 2026 Term Loan Balance effective September 30, 2022, to fix SOFR.
(2)	As of December 31, 2025, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 1.61% plus 0.10% and the applicable spread on $80.0 million of the $100 million 2027 Term Loan balance.
(3)	As of December 31, 2025, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.84% plus 0.10% and the applicable spread on $20.0 million of the $100 million 2027 Term Loan balance.
(4)	As of December 31, 2025, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus 0.10% and the applicable spread on $50 million of the outstanding balance on the Credit Facility.
(5)	As of December 31, 2025, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.43% plus 0.10% and the applicable spread on $50.0 million of the outstanding balance on the Credit Facility.

The use of interest rate swap agreements carries risks, including the risk that the counterparties to these agreements are not able to perform. To mitigate this risk, the Company enters into interest rate swap agreements with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not currently anticipate that any of the counterparties to the Company’s interest rate swap agreements will fail to meet their obligations. As of December 31, 2025 and 2024, there were no events of default related to the Company's interest rate swap agreements.

NOTE 15.      EQUITY

SHELF REGISTRATION STATEMENTS

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

FOLLOW-ON PUBLIC OFFERINGS

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

On October 21, 2022, the Company implemented a $150.0 million “at-the-market” equity offering program (the “2022 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. During the year ended December 31, 2025, the Company sold 618,757 shares under the 2022 ATM Program for gross proceeds of $10.6 million at a weighted average price of $17.10 per share, generating net proceeds of $10.4 million after deducting transaction fees totaling $0.2 million. During the year ended December 31, 2024, the Company sold 1,059,271 shares under the 2022 ATM Program for gross proceeds of $19.1 million at a weighted average price of $18.04 per share, generating net proceeds of $18.8 million after deducting transaction fees totaling $0.3 million. During the year ended December 31, 2023, the Company sold 665,929 shares under the 2022 ATM Program for gross proceeds of $12.6 million at a weighted average price of $18.96 per share, generating net proceeds of $12.4 million after deducting transaction fees totaling $0.2 million. During the year ended December 31, 2022, the Company sold 1,479,241 shares under the 2022 ATM Program for gross proceeds of $27.8 million at a weighted average price of $18.81 per share, generating net proceeds of $27.4 million after deducting transaction fees totaling $0.4 million. As of December 31, 2025, we have $79.9 million of availability under the 2022 ATM Program.

In the aggregate, under the 2020 ATM Program and 2022 ATM Program, during the year ended December 31, 2022, the Company sold 1,925,408 shares for gross proceeds of $36.5 million at a weighted average price of $18.96 per share, generating net proceeds of $36.0 million after deducting transaction fees totaling $0.5 million.

PREFERRED STOCK

On November 5, 2025, the Company priced a public offering of 2,000,000 shares of the Company’s 8.00% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) at a public offering price of $25.00 per share. The offering closed on November 12, 2025, and the Company received gross proceeds of $50.0 million before deducting the underwriting discount and expenses, with net proceeds totaling $48.1 million.

On December 5, 2025, the Company implemented a $35.0 million “at-the-market” preferred stock equity offering program (the “2025 Preferred Stock ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s Series A Preferred Stock. During the year ended December 31, 2025, the Company sold 83,328 shares under the 2025 Preferred Stock ATM Program for gross proceeds of $2.1 million at a weighted average price of $24.96 per share, generating net proceeds of $2.0 million after deducting transaction fees totaling less than $0.1 million. As of December 31, 2025, $32.9 million of availability remained under the 2025 Preferred Stock ATM Program.

The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The Series A Preferred Stock has no maturity date and will remain outstanding unless redeemed. The Series A Preferred Stock is not redeemable by the Company prior to November 12, 2030 except under limited circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes or upon the occurrence of a change of control, as defined in the Articles Supplementary designating the Series A Preferred Stock (the “Articles Supplementary”). Upon such change in control, the Company may redeem, at its election, the Series A Preferred Stock at a redemption price of $25.00 per share plus any accumulated and unpaid dividends up to, but excluding the date of redemption, and in limited circumstances, the holders of preferred stock shares may convert some or all of their Series A Preferred Stock into shares of the Company’s common stock at conversion rates set forth in the Articles Supplementary.

f-29

NONCONTROLLING INTEREST

As of December 31, 2025, CTO holds, directly and indirectly, a 7.6% noncontrolling common ownership interest in the Operating Partnership as a result of 1,223,854 OP Units issued to CTO and its wholly owned subsidiaries at the time of the Company’s IPO. On November 10, 2023, the Company redeemed the 479,640 OP Units held previously held by an unrelated third party. The 479,640 OP Units were redeemed on a one-for-one basis for shares of common stock of the Company.

DIVIDENDS

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Code. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate U.S. federal corporate income taxes payable by the Company. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the years ended December 31, 2025, 2024, and 2023, the Company declared and paid cash dividends on its common stock and OP Units of $1.140 per share, $1.100 per share, and $1.100 per share, respectively.

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

The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net Income (Loss) Attributable to Common Stockholders	$(3,209)	$2,066	$2,917

Weighted Average Number of Common Shares Outstanding	14,328,451	13,858,257	13,925,362
Weighted Average Number of Common Shares Applicable to OP Units using Treasury Stock Method (1)	1,223,854	1,223,854	1,635,162
Total Shares Applicable to Diluted Earnings per Share	15,552,305	15,082,111	15,560,524

Per Common Share Data:
Net Income (Loss) Attributable to Common Stockholders
Basic	$(0.22)	$0.15	$0.21
Diluted	$(0.22)	$0.14	$0.19
(1)	Represents shares underlying OP units including (i) 1,223,854 shares underlying OP Units issued to CTO in connection with our IPO and (ii) 479,640 shares underlying OP Units issued to an unrelated third party in connection with the acquisition of a portfolio of properties during the year ended December 31, 2021, which OP Units were redeemed on a one-for-one basis for shares of common stock of the Company during the year ended December 31, 2023 (see Note 15, “Equity”).

NOTE 17. SHARE REPURCHASES

In May 2023, the Board approved a $5.0 million stock repurchase program (the “2023 $5.0 Million Repurchase Program”). Under the 2023 $5.0 Million Repurchase Program, the Company repurchased 23,889 shares of its common stock on the open market for a total cost of $0.4 million, or an average price per share of $15.22, during the year ended December 31, 2023.

f-30

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

In February 2025, the Board approved a $10.0 million stock repurchase program (the “2025 $10.0 Million Repurchase Program”). Under the 2025 $10.0 Million Repurchase Program, the Company repurchased 546,390 shares of its common stock on the open market for a total cost of $8.8 million, or an average price per share of $16.07, during the year ended December 31, 2025.

NOTE 18.      STOCK-BASED COMPENSATION

Under the Company’s non-employee director compensation policy, each non-employee member of the Board receives a portion of their annual retainer fee in shares of Company common stock, and a portion in cash; and, with respect to the cash portion, each director may elect to receive such portion in shares of Company common stock rather than cash. The number of shares issued to the directors is calculated quarterly by dividing (i) the amount of the quarterly retainer fee payment due to such director by (ii) the 20-day trailing average closing price of the Company’s common stock as of the last business day of the quarter for which such payment applied, rounded down to the nearest whole number of shares. During the year ended December 31, 2025, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.4 million, or 24,168 shares, of which 5,806 shares were issued on April 1, 2025, 6,276 shares were issued on July 1, 2025, 6,472 shares were issued on October 1, 2025, and 5,614 shares were issued on January 2, 2026. During the year ended December 31, 2024, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.2 million, or 15,119 shares, of which 5,131 shares were issued on April 1, 2024, 5,168 shares were issued on July 1, 2024, 4,304 shares were issued on October 1, 2024, and 516 shares were issued on January 2, 2025. During the year ended December 31, 2023, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.3 million, or 19,133 shares, of which 4,776 shares were issued on April 1, 2023, 4,940 shares were issued on July 3, 2023, 4,748 shares were issued on October 2, 2023, and 4,669 shares were issued on January 2, 2024.

Stock compensation expense for the years ended December 31, 2025, 2024, and 2023 is summarized as follows (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Stock Compensation Expense – Director Retainers Paid in Stock	$380	$247	$318
(1)	Director retainers are issued through additional paid in capital in arrears. Therefore, the change in additional paid in capital during the years ended December 31, 2025, 2024, and 2023 reported on the consolidated statements of stockholders’ equity does not agree to the total non-cash compensation reported on the consolidated statements of cash flows.

f-31

NOTE 19. RELATED PARTY MANAGEMENT COMPANY

We are externally managed by the Manager, a wholly owned subsidiary of CTO. Subsequent to the IPO, through December 31, 2025, CTO has, directly and indirectly through a wholly owned subsidiary, purchased an aggregate of 431,912 shares of PINE common stock in the open market including (i) 109,081 shares purchased during the year ended December 31, 2025 for $1.6 million, or an average price per share of $14.24, (ii) 29,807 shares purchased during the year ended December 31, 2024 for $0.4 million, or an average price per share of $14.97, (iii) 129,271 shares purchased during the year ended December 31, 2023 for $2.1 million, or an average price per share of $16.21, (iv) 155,665 shares purchased during the year ended December 31, 2022 for $2.7 million, or an average price per share of $17.57 and (v) 8,088 shares purchased during the year ended December 31, 2021 for $0.1 million, or an average price per share of $17.65.

As of December 31, 2025, CTO owns, directly and indirectly through wholly owned subsidiaries, in the aggregate, 1,223,854 OP Units and 1,247,702 shares of PINE common stock, inclusive of (i) 394,737 shares of common stock totaling $7.5 million issued in connection with a private placement that closed concurrently with the IPO, (ii) 421,053 shares of common stock totaling $8.0 million issued in connection with the IPO, and (iii) 431,912 shares of common stock totaling $7.0 million purchased by CTO, directly and indirectly through a wholly owned subsidiary, subsequent to the IPO. The aggregate 1,223,854 OP Units and 1,247,702 shares of PINE common stock held by CTO represent an investment totaling $41.3 million, or 15.4% of PINE’s combined total of 16,007,273 shares of outstanding common stock and OP Units, as of December 31, 2025.

Management Agreement

On November 26, 2019, the Operating Partnership and PINE entered into a management agreement with the Manager (the “Management Agreement”). Pursuant to the terms of the Management Agreement, our Manager manages, operates and administers our day-to-day operations, business and affairs, subject to the direction and supervision of the Board and in accordance with the investment guidelines approved and monitored by the Board. We pay our Manager a base management fee equal to 0.375% per quarter of our “total equity” (as defined in the Management Agreement and based on a 1.5% annual rate), calculated and payable in cash, quarterly in arrears. Our Manager has waived a portion of the base management fee attributable to the inclusion of the net cash proceeds from the issuance of the Series A Preferred Stock in our “total equity” (the “Incremental Equity Base”), such that the base management fee rate on the Incremental Equity Base is equal to 0.75% per annum (0.1875% per quarter), instead of 1.50% per annum (0.375% per quarter) as provided in the Management Agreement.

Our Manager has the ability to earn an annual incentive fee based on our total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. We would pay our Manager an incentive fee with respect to each annual measurement period in the amount of the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was due for the year ended December 31, 2025, 2024 or 2023.

On July 18, 2024, the Operating Partnership and PINE entered into an amendment (the “Amendment”) to the Management Agreement with the Manager. The Amendment extended the expiration date of the initial term of the Management Agreement from November 26, 2024 to January 31, 2025 and the initial term, and on that date the term of the Management Agreement automatically renewed for a one-year term. The current term of the Management Agreement expires on January 31, 2027 and the Management Agreement will automatically renew for an unlimited number of successive one-year periods thereafter, unless the Management Agreement is not renewed or is terminated in accordance with its terms.

Our independent directors review our Manager’s performance and the management fees annually. The Management Agreement may be terminated annually upon the affirmative vote of two-thirds of our independent directors or upon a determination by the holders of a majority of the outstanding shares of our common stock, based upon (i) unsatisfactory performance by the Manager that is materially detrimental to us or (ii) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent such termination due to unfair fees by accepting a reduction of management fees agreed to by two-thirds of our independent directors. We may also terminate the

f-32

Management Agreement for cause at any time without the payment of any termination fee, with 30 days’ prior written notice from the Board.

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

The Company incurred management fee expenses totaling $4.4 million, $4.2 million, and $4.3 million during the years ended December 31, 2025, 2024, and 2023, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $2.8 million, $2.6 million, and $2.5 million, for the years ended December 31, 2025, 2024, and 2023, respectively.

The following table represents amounts due to CTO (in thousands):

	As of
Description	December 31, 2025	December 31, 2024
Management Fee due to CTO	$1,142	$1,098
Other	208	28
Total (1)	$1,350	$1,126
(1)	Included in accrued expenses, see Note 11, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

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

f-33

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

Revenue Sharing Agreement

On December 4, 2023, CTO entered into an asset management agreement directly with the borrower under the Mortgage Note (as described in Note 4, “Commercial Loans and Investments”) to manage the portfolio of assets secured by the Mortgage Note. The Company entered into a revenue sharing agreement with CTO whereby the Company receives a share of the asset management fees, disposition management fees, leasing commissions, and other fees related to CTO’s management and administration of the portfolio (the “Revenue Sharing Agreement”). The Company’s share of the fees under the Revenue Sharing Agreement is based on fees earned by CTO associated with the single tenant properties within the portfolio, which are earned as services are rendered. During the years ended December 31, 2025 and 2024, the Company recognized $0.5 million of revenue per year pursuant to the Revenue Sharing Agreement, which is included in other revenue on the Company’s consolidated statements of operations. During the year ended December 31, 2023, the Company recognized less than $0.1 million of revenue per year pursuant to the Revenue Sharing Agreement, which is included in other revenue on the Company’s consolidated statement of operations.

NOTE 20.      COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

CONTRACTUAL COMMITMENTS – EXPENDITURES

The Company is committed to fund nine construction loans as described in Note 4, “Commercial Loans and Investments”. The unfunded portion of the construction loans totaled $45.7 million as of December 31, 2025.

The Company has committed to fund certain capital improvements related to several properties, which include tenant improvements, landlord work, leasing commissions, and other capital improvements. As of December 31, 2025, the commitments totaled $2.6 million, of which $2.2 million has been paid, leaving a remaining commitment of $0.4 million. The improvements are generally expected to be completed within 12 months of December 31, 2025.

NOTE 21.      BUSINESS SEGMENT DATA

The Company operates in two primary business segments: income properties and commercial loans and investments.

Our income property operations consist of lease income from income producing properties and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 71% and

f-35

82% of our identifiable assets as of December 31, 2025 and 2024, respectively, and 80.4%, 88.1%, and 98.5% of our consolidated revenues for the years ended December 31, 2025, 2024, and 2023, respectively. Our commercial loans and investment operations accounted for 25% and 15% of our identifiable assets as of December 31, 2025 and 2024, respectively, and 18.8%, 11.0%, and 1.4% of our consolidated revenues for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, our commercial loans investment portfolio consisted of 18 commercial loan investments, of which three are related to properties acquired through a sale-leaseback transaction whereby the tenant has a future repurchase right.

The Company’s CODM evaluates segment performance based on total revenues less direct costs of revenues when making decisions about allocating capital to the segments. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skill.

Information about the Company’s operations in different segments for the year ended December 31, 2025 is as follows (in thousands):

	Income Properties	Commercial Loans and Investments	Total
Revenues:
Lease Income	$48,657	$—	$48,657
Interest Income from Commercial Loans and Investments	—	11,350	11,350
Total Revenues for Reportable Segments	48,657	11,350	60,007

Reconciliation to Consolidated Revenues
Other Revenues			525
Total Consolidated Revenues			$60,532

Operating Expenses:
Real Estate Expenses	7,956	—	7,956
Total Revenues Less Direct Costs of Revenues	40,701	11,350	52,051
Provision for Impairment	6,615	801	7,416
Depreciation and Amortization	27,383	—	27,383
Total Revenues Less Operating Expenses for Reportable Segments	6,703	10,549	17,252
Gain on Disposition of Assets	2,070	—	2,070
Net Income From Operations for Reportable Segments	8,773	10,549	19,322

Reconciliation to Consolidated Net Loss
Other Revenues			525
General and Administrative Expenses			(6,709)
Investment and Other Income			242
Interest Expense			(16,265)
Consolidated Net Loss			$(2,885)

f-36

Information about the Company’s operations in different segments for the year ended December 31, 2024 is as follows (in thousands):

	Income Properties	Commercial Loans and Investments	Total
Revenues:
Lease Income	$46,005	$—	$46,005
Interest Income from Commercial Loans and Investments	—	5,761	5,761
Total Revenues for Reportable Segments	46,005	5,761	51,766

Reconciliation to Consolidated Revenues
Other Revenues			461
Total Consolidated Revenues			$52,227

Operating Expenses:
Real Estate Expenses	7,793	—	7,793
Total Revenues Less Direct Costs of Revenues	38,212	5,761	43,973
Provision for Impairment	1,141	552	1,693
Depreciation and Amortization	25,594	—	25,594
Total Revenues Less Operating Expenses for Reportable Segments	11,477	5,209	16,686
Gain on Disposition of Assets	3,443	—	3,443
Net Income From Operations for Reportable Segments	14,920	5,209	20,129

Reconciliation to Consolidated Net Income
Other Revenues			461
General and Administrative Expenses			(6,575)
Investment and Other Income			247
Interest Expense			(12,008)
Consolidated Net Income			$2,254

f-37

Information about the Company’s operations in different segments for the year ended December 31, 2023 is as follows (in thousands):

	Income Properties	Commercial Loans and Investments	Total
Revenues:
Lease Income	$44,967	$—	$44,967
Interest Income from Commercial Loans and Investments	—	637	637
Total Revenues for Reportable Segments	44,967	637	45,604

Reconciliation to Consolidated Revenues
Other Revenues			40
Total Consolidated Revenues			$45,644

Operating Expenses:
Real Estate Expenses	6,580	—	6,580
Total Revenues Less Direct Costs of Revenues	38,387	637	39,024
Provision for Impairment	2,864	356	3,220
Depreciation and Amortization	25,758	—	25,758
Total Revenues Less Operating Expenses for Reportable Segments	9,765	281	10,046
Gain on Disposition of Assets	9,334	—	9,334
Net Income From Operations for Reportable Segments	19,099	281	19,380

Reconciliation to Consolidated Net Income
Other Revenues			40
General and Administrative Expenses			(6,301)
Loss on Extinguishment of Debt			23
Investment and Other Income			289
Interest Expense			(10,165)
Consolidated Net Income			$3,266

Capital expenditures of each segment as of December 31, 2025, 2024, and 2023 are as follows (in thousands):

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Capital Expenditures:
Income Properties	$108,548	$74,524	$84,465
Commercial Loans and Investments	135,913	57,851	35,419
Total Capital Expenditures	$244,461	$132,375	$119,884

f-38

Identifiable assets of each segment as of December 31, 2025 and 2024 are as follows (in thousands):

	As of
	December 31, 2025	December 31, 2024
Identifiable Assets:
Income Properties	$505,273	$497,765
Commercial Loans and Investments	182,397	92,358
Other Revenue	47	17
Corporate and Other	28,157	14,855
Total Assets	$715,874	$604,995

Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Corporate and other assets consist primarily of cash and restricted cash as well as the interest rate swaps.

NOTE 22.      SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through February 5, 2026, the date the consolidated financial statements were issued.

On February 4, 2026, the Company, the Operating Partnership, as borrower (the “Borrower”), and certain subsidiaries of the Borrower entered into an Amended and Restated Credit Agreement with Truist Bank, N.A., as administrative agent, and certain other lenders named therein (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for a $250,000,000 senior unsecured revolving credit facility, a $100,000,000 senior unsecured term loan credit facility maturing in 2029, and a $100,000,000 senior unsecured term loan credit facility maturing in 2031. On February 4, 2026, in connection with the Borrower’s entry into the Amended and Restated Credit Agreement, the Borrower repaid all obligations outstanding under the Amended and Restated Credit Agreement, dated as of September 30, 2022, among the Company, as parent guarantor, the Borrower, certain subsidiaries of the Borrower, KeyBank National Association, as administrative agent, and certain other lenders named therein (as amended, the “Prior Credit Agreement”). As a result, the Prior Credit Agreement was terminated and the obligations thereunder were discharged.

f-39