Form 10-Q
period 2026-03-31
Alpine Income Property Trust, Inc.
filed 2026-04-23
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the registrant’s common stock outstanding on April 16, 2026 was 16,524,709.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	March 31, 2026	December 31, 2025
ASSETS
Real Estate:
Land, at Cost	$154,668	$151,628
Building and Improvements, at Cost	342,371	344,138
Total Real Estate, at Cost	497,039	495,766
Less, Accumulated Depreciation	(58,586)	(54,446)
Real Estate—Net	438,453	441,320
Assets Held for Sale	375	8,077
Commercial Loans and Investments	217,158	167,553
Cash and Cash Equivalents	2,618	4,589
Restricted Cash	24,428	34,410
Intangible Lease Assets—Net	46,759	48,925
Straight-Line Rent Adjustment	2,246	2,092
Other Assets	13,089	8,908
Total Assets	$745,126	$715,874
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$11,054	$7,877
Prepaid Rent and Deferred Revenue	16,053	14,031
Intangible Lease Liabilities—Net	4,631	4,971
Obligation Under Participation Agreement	20,298	10,000
Long-Term Debt—Net	359,428	377,739
Total Liabilities	411,464	414,618
Commitments and Contingencies—See Note 20
Equity:
Preferred Stock, 100 million shares authorized, $0.01 par value, 8.00% Series A Cumulative Redeemable Preferred Stock, $25.00 Per Share Liquidation Preference, 2,269,566 shares issued and outstanding as of March 31, 2026 and 2,083,328 shares issued and outstanding as of December 31, 2025	23	21
Common Stock, $0.01 par value per share, 500 million shares authorized, 16,450,757 shares issued and outstanding as of March 31, 2026 and 14,783,419 shares issued and outstanding as of December 31, 2025	165	148
Additional Paid-in Capital	349,884	313,690
Dividends in Excess of Net Income	(39,120)	(35,276)
Accumulated Other Comprehensive Income	1,509	1,293
Stockholders' Equity	312,461	279,876
Noncontrolling Interest	21,201	21,380
Total Equity	333,662	301,256
Total Liabilities and Equity	$745,126	$715,874

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues:
Lease Income	$12,602	$11,826
Interest Income from Commercial Loans and Investments	5,758	2,301
Other Revenue	46	79
Total Revenues	18,406	14,206
Operating Expenses:
Real Estate Expenses	2,302	2,034
General and Administrative Expenses	1,859	1,716
Provision for Impairment	508	2,031
Depreciation and Amortization	7,215	7,307
Total Operating Expenses	11,884	13,088
Gain on Disposition of Assets	97	1,151
Net Income From Operations	6,619	2,269
Investment and Other Income	91	45
Interest Expense	(4,353)	(3,592)
Net Income (Loss)	2,357	(1,278)
Less: Net Loss (Income) Attributable to Noncontrolling Interest	(172)	99
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	2,185	(1,179)
Less: Distributions to Preferred Stockholders	(1,122)	—
Net Income (Loss) Attributable to Common Stockholders	$1,063	$(1,179)

Per Common Share Data:
Net Income (Loss) Attributable to Common Stockholders
Basic	$0.07	$(0.08)
Diluted	$0.06	$(0.08)

Weighted Average Number of Common Shares:
Basic	15,544,745	14,628,921
Diluted	16,768,599	15,852,775

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net Income (Loss)	$2,357	$(1,278)
Other Comprehensive Income (Loss)
Cash Flow Hedging Derivative - Interest Rate Swaps	233	(2,393)
Total Other Comprehensive Income (Loss)	233	(2,393)
Total Comprehensive Income (Loss)	$2,590	$(3,671)
Less: Comprehensive Loss (Income) Attributable to Noncontrolling Interest
Net Loss (Income) Attributable to Noncontrolling Interest	(172)	99
Other Comprehensive Loss (Income) Attributable to Noncontrolling Interest (1)	(17)	185
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	(189)	284
Comprehensive Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$2,401	$(3,387)

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

For the three months ended March 31, 2026:

	Preferred Stock at Par	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2026	$21	$148	$313,690	$(35,276)	$1,293	$279,876	$21,380	$301,256
Net Income	—	—	—	2,185	—	2,185	172	2,357
Common Stock Issuances to Directors	—	—	95	—	—	95	—	95
Stock Issuance, Net of Equity Issuance Costs	2	17	36,099	—	—	36,118	—	36,118
Preferred Stock Dividends ($0.500 per share)	—	—	—	(1,122)	—	(1,122)	—	(1,122)
Common Stock Dividends ($0.300 per share)	—	—	—	(4,907)	—	(4,907)	(368)	(5,275)
Other Comprehensive Income	—	—	—	—	216	216	17	233
Balance March 31, 2026	$23	$165	$349,884	$(39,120)	$1,509	$312,461	$21,201	$333,662

For the three months ended March 31, 2025:

	Preferred Stock at Par	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2025	$—	$147	$261,831	$(15,722)	$6,771	$253,027	$23,468	$276,495
Net Loss	—	—	—	(1,179)	—	(1,179)	(99)	(1,278)
Common Stock Repurchases	—	(3)	(4,479)	—	—	(4,482)	—	(4,482)
Common Stock Issuances to Directors	—	—	9	—	—	9	—	9
Payment of Equity Issuance Costs	—	—	(71)	—	—	(71)	—	(71)
Common Stock Dividends ($0.285 per share)	—	—	—	(4,147)	—	(4,147)	(348)	(4,495)
Other Comprehensive Loss	—	—	—	—	(2,208)	(2,208)	(185)	(2,393)
Balance March 31, 2025	$—	$144	$257,290	$(21,048)	$4,563	$240,949	$22,836	$263,785

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash Flow From Operating Activities:
Net Income (Loss)	$2,357	$(1,278)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Depreciation and Amortization	7,215	7,307
Amortization of Intangible Lease Assets and Liabilities to Lease Income	(236)	(80)
Amortization of Deferred Financing Costs to Interest Expense	265	190
Accretion of Commercial Loans and Investments Origination Fees	(256)	(80)
Paid-In-Kind Accrued Interest	(544)	—
Gain on Disposition of Assets	(97)	(1,151)
Provision for Impairment	508	2,031
Non-Cash Compensation	95	95
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(157)	(131)
Other Assets	(1,871)	(331)
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	70	27
Prepaid Rent and Deferred Revenue	(2,989)	(771)
Net Cash Provided By Operating Activities	4,360	5,828
Cash Flow From Investing Activities:
Acquisition of Real Estate Including Intangible Lease Assets and Liabilities	—	(39,988)
Proceeds from Disposition of Assets	5,530	11,149
Acquisition of Commercial Loans and Investments	(57,529)	(21,383)
Principal Payments Received on Commercial Loans and Investments	8,217	875
Proceeds from Sale of Participation Interest	10,763	—
Payments on Participation Obligation	(465)	(819)
Cash Received for Commercial Loan Reserves	8,179	2,073
Net Cash Used In Investing Activities	(25,305)	(48,093)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	240,088	56,500
Payments on Long-Term Debt	(256,588)	(1,500)
Cash Paid for Loan Fees	(4,229)	(66)
Repurchases of Common Stock	—	(4,482)
Proceeds From Stock Issuances, Net	36,118	(71)
Dividends Paid - Preferred Stock	(1,122)	—
Dividends Paid - Common Stock	(5,275)	(4,495)
Net Cash Provided By Financing Activities	8,992	45,886
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(11,953)	3,621
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	38,999	7,951
Cash and Cash Equivalents and Restricted Cash, End of Period	$27,046	$11,572

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$2,618	$6,138
Restricted Cash	24,428	5,434
Total Cash	$27,046	$11,572

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$4,816	$3,173

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain (Loss) on Cash Flow Hedge	$233	$(2,393)

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

Our income property portfolio consists of 125 net leased properties located in 31 states. The properties in our portfolio are primarily subject to long-term, net leases, which generally require the tenant to pay directly or reimburse us for property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. The Company also originates and acquires commercial loans and investments. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate. As more fully described in Note 4, “Commercial Loans and Investments,” the four Sale-Leaseback Properties (defined in Note 4 below), which were purchased through sale-leaseback transactions that include tenant repurchase options are, for GAAP purposes, accounted for as financing arrangements. However, because the Sale-Leaseback Properties constitute real estate assets for both legal and tax purposes, we include the Sale-Leaseback Properties in the property portfolio when describing our property portfolio and for purposes of providing statistics related thereto.

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

ORGANIZATION

The Company is a Maryland corporation that was formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering (“IPO”). We are externally managed by our Manager and conduct the substantial majority of our operations through Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of March 31, 2026, we have a total common ownership interest in the Operating Partnership of 93.1%, with CTO holding, directly and indirectly, a 6.9% common ownership interest in the Operating Partnership. We also own 100% of the Series A Preferred Units of the Operating Partnership underlying the Series A Preferred Stock (hereinafter defined). Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) oversees our business and affairs.

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

REAL ESTATE

The Company’s real estate assets are comprised of the properties in its portfolio, and are carried at cost, less accumulated depreciation, amortization, and impairment losses, if any. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to the applicable property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the three months ended March 31, 2026 and 2025, was $4.6 million and $4.8 million, respectively.

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

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of March 31, 2026 and December 31, 2025, the Company’s allowance for doubtful accounts totaled $0.3 million and $0.2 million, respectively.

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

Sales of participations in commercial loans and investments are evaluated for achievement of the characteristics of participating interest pursuant to ASC 860, Transfers and Servicing. If the sale of a participation has all of the characteristics of a participating interest, it achieves sale accounting, and the commercial loan or investment is presented net of the participating interest. If the sale of a participation does not have all of the characteristics of a participating interest, it does not achieve sale accounting and is treated as a secured borrowing. As of March 31, 2026, the Company’s participation in commercial loans and investments purchased by a third-party did not achieve sale accounting and has been presented as an Obligation under Participation Agreement within the liabilities portion of the Company’s consolidated balance sheets.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of March 31, 2026 and December 31, 2025 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of cash and cash equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

RESTRICTED CASH

Restricted cash totaled $24.4 million as of March 31, 2026, of which (i) $5.5 million is being held in three escrow accounts to be reinvested through the like-kind exchange structure into other income properties and (ii) $18.9 million is being held in interest, real estate tax, insurance, and/or capital expenditure reserve accounts related to the Company’s portfolio of commercial loans and investments.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable included in other assets, accounts payable, and accrued expenses and other liabilities at as of March 31, 2026 and December 31, 2025, approximate fair value because of the short maturity of these instruments. The carrying value of the Revolving Facility, hereinafter defined, approximates current market rates for revolving credit arrangements with similar risks and maturities. The Company estimates the fair value of its commercial loans and investments and term loans based on incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt. The discount rate used to calculate the fair value of debt approximates current lending rates for loans and assumes the debt is outstanding through maturity. Since such amounts are estimates that are based on limited available market information for similar transactions, which is a Level 2 non-recurring measurement, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

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

CONCENTRATION OF CREDIT RISK

Certain individual tenants in the Company’s portfolio of properties accounted for more than 10% of lease income from the Company’s income properties during the three months ended March 31, 2026 and 2025.

During the three months ended March 31, 2026, Lowe’s and Dick’s Sporting Goods accounted for 12% and 11% of lease income revenue, respectively. During the three months ended March 31, 2025, Dick’s Sporting Goods accounted for 12% of lease income revenue.

As of March 31, 2026 and December 31, 2025, 14% of the Company’s income property portfolio, based on square footage, was located in the state of Texas.

RECENT ACCOUNTING DEVELOPMENTS

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) which requires additional disclosures regarding public company’s expenses and addresses requests from investors for more detailed information about the types of expenses (e.g., purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (e.g., cost of sales; selling, general, and administrative (SG&A); and research and development (R&D). ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

NOTE 3. PROPERTY PORTFOLIO

As of March 31, 2026, the Company’s income property portfolio consisted of 125 properties, including four properties classified as commercial loans and investments, with total square footage of 4.3 million.

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

The components of leasing revenue are as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Lease Income
Lease Payments	$10,813	$10,200
Variable Lease Payments	1,789	1,626
Total Lease Income	$12,602	$11,826

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to March 31, 2026, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2026	$31,398
2027	38,966
2028	34,584
2029	29,438
2030	25,445
2031	22,606
2032 and Thereafter (Cumulative)	88,427
Total	$270,864

2026 Activity. During the three months ended March 31, 2026, the Company acquired one property for a purchase price of $10.0 million through a sale-leaseback transaction that includes a tenant repurchase option (the "2026 Sale-Leaseback Property”). Due to the existence of the tenant repurchase option, and pursuant to FASB ASC Topic 842, Leases, GAAP requires that the $10.0 million investment be accounted for as a financing arrangement, and accordingly the related assets and corresponding revenue are included in the Company’s commercial loans and investments in the accompanying consolidated balance sheets and consolidated statements of operations. However, as the property constitutes as a real estate asset for both legal and tax purposes, we include it in the property portfolio when describing our property portfolio and for purposes of providing statistics related thereto.

During the three months ended March 31, 2026, the Company sold three properties for an aggregate sales price of $5.8 million, generating aggregate gains on sale of $0.1 million.

2025 Activity. During the three months ended March 31, 2025, the Company acquired three properties for a combined purchase price of $39.7 million, or a total cost of $39.9 million including capitalized acquisition costs. The properties are located in three different states, leased to three different tenants, and had a weighted average remaining lease term of 14.3 years at the time of acquisition. Of the total acquisition cost, $4.7 million was allocated to land, $28.8 million was allocated to buildings and improvements, and $6.4 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value. The weighted average amortization period for the intangible assets was 14.1 years at acquisition.

During the three months ended March 31, 2025, the Company sold three properties for an aggregate sales price of $11.7 million, generating aggregate gains on sale of $1.2 million.

NOTE 4. COMMERCIAL LOANS AND INVESTMENTS

2026 Activity. During the three months ended March 31, 2026, the Company originated one commercial loan for $32.0 million with an initial yield of 13% and acquired the 2026 Sale-Leaseback Property for a purchase price of $10.0 million. Additionally, during the three months ended March 31, 2026, two loan investments total face amounts were upsized by an aggregate of $31.9 million. In the aggregate, during the three months ended March 31, 2026, commercial loan and investment volume for new loan originations totaled $73.9 million, of which $50.4 million was funded, and $1.0 million of origination fees were received during the same period. Additionally, the Company funded $8.5 million for existing loans and received $8.2 million of principal repayments from borrowers during the three months ended March 31, 2026.

During the three months ended March 31, 2026, the Company upsized and funded the 2025 Mortgage Note (hereinafter defined) by an additional $31.8 million and sold an additional $10.8 million A-1 participation interest, in the 2025 Mortgage Note (the “2026 Loan Participation Sale”). In the aggregate, the initial 2025 Mortgage Note totaled $61.3 million and the initial A-1 participation interest, which is entitled to a 10.0% yield on its respective portion of the outstanding principal balance and has priority preference with respect to all principal and interest payments of the 2025 Mortgage Note, totaled $20.8 million. The 2026 Loan Participation Sale did not achieve sale accounting pursuant to ASC 860, Transfers and Servicing, and accordingly, is treated as a secured borrowing. See Note 12, “Obligations Under Participation Agreement” for further information.

2025 Activity. During the three months ended March 31, 2025, the Company originated two commercial loans for an investment volume of $21.7 million at a weighted average initial yield of 9.6%. Additionally, during the three months ended March 31, 2025, the Company amended four existing commercial loan investments whereby certain maturity dates were extended and two loan investments total face amounts were upsized by an aggregate of $17.8 million. In the aggregate, during the three months ended March 31, 2025, commercial loan and investment activity totaled $39.5 million at a weighted average initial cash yield of 9.5%.

During the year ended December 31, 2025, the Company originated a $29.5 million first mortgage secured by a portfolio of assets and related improvements (the “2025 Mortgage Note”). The 2025 Mortgage Note is being repaid by the borrower as the underlying assets within the portfolio are sold. During the year ended December 31, 2025, the Company sold a $10.0 million A-1 participation interest (the “2025 Loan Participation Sale”) in its 2025 Mortgage Note, which is entitled to a 10.0% yield on its respective portion of the outstanding principal balance and has priority preference with respect to all principal and interest payments of the 2025 Mortgage Note. The 2025 Loan Participation Sale did not achieve sale accounting pursuant to ASC 860, Transfers and Servicing, and accordingly, is treated as a secured borrowing. See Note 12, “Obligations Under Participation Agreement” for further information.

Other Activity. During the year ended December 31, 2024, the Company acquired three single-tenant income properties in the greater Tampa Bay, Florida area. The acquisition of the three properties and the 2026 Sale-Leaseback Property (collectively, the “Sale-Leaseback Properties”) were structured as sale-leaseback transactions that include tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the future repurchase rights present in the lease agreements preclude the transaction from being accounted for as a real estate acquisition. Accordingly, for GAAP purposes, the acquisitions of the Sale-Leaseback Properties are accounted for as financing arrangements, and the related assets and corresponding revenue are included in the Company’s commercial loans and investments on its consolidated balance sheets and consolidated statements of operations. The Company has imputed interest on the leases for the properties which is recognized as interest income from commercial loans and investments on the accompanying consolidated statements of operations.

The Company’s commercial loans and investments were comprised of the following at March 31, 2026 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – Wawa Land Development – Greenwood, IN	July 2023	July 2026	$14,980	$11,326	$11,347	9.50%
Construction Loan – Wawa Land Development – Antioch, TN	October 2023	October 2026	7,425	6,742	6,756	10.25%
Sale-Leaseback – Bradenton Beach, FL	August 2024	August 2029 (1)	9,608	9,496	9,496	8.30%
Sale-Leaseback – Anna Maria, FL	August 2024	August 2029 (1)	16,408	16,216	16,216	8.30%
Sale-Leaseback – Long Boat Key, FL	August 2024	August 2029 (1)	5,408	5,345	5,345	8.30%
Mortgage Note – At Home Plaza – North Canton, OH	March 2025	March 2028	6,200	6,200	6,200	8.65%
Construction Loan – Retail Land Development – Stuart, FL	March 2025	March 2027	15,500	8,964	8,887	11.00%
Construction Loan – Cornerstone Exchange – Daytona Beach, FL	May 2025	April 2027	23,905	7,625	7,512	10.00%
Mortgage Note – Old Time Pottery – Orange Park, FL	June 2025	June 2028	4,000	4,000	4,000	8.00%
Mortgage Note – Industrial – Fremont, CA	August 2025	August 2027	24,000	24,000	23,788	11.00%
Mortgage Note – Commercial Building – Reno, NV	September 2025	September 2027	4,000	4,000	4,000	8.00%
Mortgage Note – Luxury Residential Development – Austin, TX (2)	October 2025	October 2028	61,250	60,276	59,148	17.00%	(3)
Construction Loan – Mixed-Use Development – Lake Toxaway, NC	October 2025	October 2027	13,500	7,753	7,645	16.00%	(4)
Construction Loan – Costco Mixed-Use Development – Atlanta, GA	October 2025	November 2027	4,500	2,452	2,416	11.00%
Redevelopment Loan – Mixed-Use Redevelopment – Denver, CO	December 2025	December 2028	13,500	8,613	8,427	12.00%	(5)
Mortgage Note – Mixed-Use Development – Herndon, VA	December 2025	September 2028	20,000	20,101	19,847	12.00%	(6)
Sale-Leaseback – Aspen, CO	January 2026	June 2027	10,000	9,995	9,995	8.39%
Construction Loan – Retail Development – Covington, GA	March 2026	April 2028	32,000	8,659	8,351	13.00%	(7)
			$286,184	$221,763	$219,376
CECL Reserve					(2,218)
Total Commercial Loans and Investments					$217,158
(1)	The maturity date reflects the date the tenant’s repurchase right first becomes exercisable pursuant to the lease agreement.
(2)	As of March 31, 2026, after adjusting for the A-1 participation interests, as described in Note 12, “Obligations Under Participation Agreement”, the Company’s net remaining investment, at face value, in the 2025 Mortgage Note is $40.0 million.
(3)	The coupon rate is comprised of 13.00% cash interest and 4.00% paid-in-kind.
(4)	The coupon rate is comprised of 13.00% cash interest and 3.00% paid-in-kind.
(5)	The coupon rate is comprised of 9.00% cash interest and 3.00% paid-in-kind.
(6)	The coupon rate is comprised of 10.00% cash interest and 2.00% paid-in-kind.
(7)	The coupon rate is comprised of 11.50% cash interest and 1.50% paid-in-kind.

The Company’s commercial loans and investments were comprised of the following at December 31, 2025 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – Wawa Land Development – Greenwood, IN	July 2023	July 2026	$14,800	$9,144	$9,165	9.50%
Construction Loan – Wawa Land Development – Antioch, TN	October 2023	October 2026	7,425	6,309	6,317	10.25%
Construction Loan – Retail Outparcels – Lawrenceville, GA	January 2024	January 2026	7,200	1,099	1,095	11.25%
Construction Loan – Wawa Land Development – Mount Carmel, OH	June 2024	September 2026	6,127	6,127	6,127	11.50%
Sale-Leaseback – Bradenton Beach, FL	August 2024	August 2029 (1)	9,608	9,519	9,519	8.30%
Sale-Leaseback – Anna Maria, FL	August 2024	August 2029 (1)	16,408	16,256	16,256	8.30%
Sale-Leaseback – Long Boat Key, FL	August 2024	August 2029 (1)	5,408	5,358	5,358	8.30%
Mortgage Note – At Home Plaza – North Canton, OH	March 2025	March 2028	6,200	6,200	6,200	8.65%
Construction Loan – Retail Land Development – Stuart, FL	March 2025	March 2027	15,500	7,084	6,987	10.00%
Construction Loan – Cornerstone Exchange – Daytona Beach, FL	May 2025	April 2027	23,905	6,886	6,747	10.00%
Mortgage Note – Old Time Pottery – Orange Park, FL	June 2025	June 2028	4,000	4,000	4,000	8.00%
Mortgage Note – Industrial – Fremont, CA	August 2025	August 2027	24,000	24,000	23,751	11.00%
Mortgage Note – Commercial Building – Reno, NV	September 2025	September 2027	4,000	4,000	4,000	8.00%
Mortgage Note – Luxury Residential Development – Austin, TX (2)	October 2025	October 2028	29,500	28,627	28,070	17.00%	(3)
Construction Loan – Mixed-Use Development – Lake Toxaway, NC	October 2025	October 2027	13,500	6,938	6,813	16.00%	(4)
Construction Loan – Costco Mixed-Use Development – Atlanta, GA	October 2025	November 2027	4,500	879	838	11.00%
Redevelopment Loan – Mixed-Use Redevelopment – Denver, CO	December 2025	December 2028	13,500	8,519	8,317	12.00%	(5)
Mortgage Note – Mixed-Use Development – Herndon, VA	December 2025	September 2028	20,000	20,001	19,702	12.00%	(6)
			$225,581	$170,946	$169,262
CECL Reserve					(1,709)
Total Commercial Loans and Investments					$167,553
(1)	The maturity date reflects the date the tenant’s repurchase right first becomes exercisable pursuant to the lease agreement.
(2)	As of December 31, 2025, after adjusting for the A-1 participation interests, as described in Note 12, "Obligations Under Participation Agreement", the Company's net remaining investment, at face value, in the 2025 Mortgage Note is $18.6 million.
(3)	The coupon rate is comprised of 13.00% cash interest and 4.00% paid-in-kind.
(4)	The coupon rate is comprised of 13.00% cash interest and 3.00% paid-in-kind.
(5)	The coupon rate is comprised of 9.00% cash interest and 3.00% paid-in-kind.
(6)	The coupon rate is comprised of 10.00% cash interest and 2.00% paid-in-kind.

The carrying value of the commercial loans and investments consisted of the following at March 31, 2026 and December 31, 2025 (in thousands).

	As of
	March 31, 2026	December 31, 2025
Current Face Amount	$221,763	$170,946
Unaccreted Origination Fees	(2,387)	(1,684)
CECL Reserve	(2,218)	(1,709)
Total Commercial Loans and Investments	$217,158	$167,553

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$2,618	$2,618	$4,589	$4,589
Restricted Cash - Level 1	$24,428	$24,428	$34,410	$34,410
Commercial Loans and Investments - Level 2	$217,158	$231,117	$167,553	$179,214
Obligation Under Participation Agreement - Level 2	$20,298	$20,703	$10,000	$10,222
Long-Term Debt - Level 2	$359,428	$350,193	$377,739	$376,286

The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following tables present the fair value of assets measured on a recurring basis by level as of March 31, 2026 and December 31, 2025 (in thousands). See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
2029 Term Loan Interest Rate Swap (1)	$631	$—	$631	$—
2031 Term Loan Interest Rate Swap (2)	$1,336	$—	$1,336	$—
Revolving Facility Interest Rate Swap (3)	$409	$—	$409	$—
December 31, 2025
2026 Term Loan Interest Rate Swap	$624	$—	$624	$—
2027 Term Loan Interest Rate Swap	$1,486	$—	$1,486	$—
Revolving Facility Interest Rate Swap	$34	$—	$34	$—
(1)	As of March 31, 2026, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus the applicable spread on the $100.0 million 2029 Term Loan (hereinafter defined) balance.
(2)	As of March 31, 2026, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus the applicable spread on the $100.0 million 2031 Term Loan (hereinafter defined) balance.
(3)	As of March 31, 2026, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 3.32% plus the applicable spread on $100.0 million of the outstanding balance on the Revolving Facility (hereinafter defined).

NOTE 6. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs. Intangible assets and liabilities consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	As of
	March 31, 2026	December 31, 2025
Intangible Lease Assets:
Value of In-Place Leases	$57,179	$56,614
Value of Above Market In-Place Leases	1,708	1,708
Value of Intangible Leasing Costs	19,377	19,457
Sub-total Intangible Lease Assets	78,264	77,779
Accumulated Amortization	(31,505)	(28,854)
Sub-total Intangible Lease Assets—Net	46,759	48,925
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(7,644)	(7,763)
Sub-total Intangible Lease Liabilities	(7,644)	(7,763)
Accumulated Amortization	3,013	2,792
Sub-total Intangible Lease Liabilities—Net	(4,631)	(4,971)
Total Intangible Assets and Liabilities—Net	$42,128	$43,954

The following table reflects the net amortization of intangible assets and liabilities during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Amortization Expense	$2,640	$2,519
Accretion to Properties Revenue	(236)	(80)
Net Amortization of Intangible Assets and Liabilities	$2,404	$2,439

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Expense	Future Accretion to Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2026	$7,369	$(694)	$6,675
2027	8,392	(949)	7,443
2028	6,873	(735)	6,138
2029	5,935	(497)	5,438
2030	4,963	(311)	4,652
2031	4,438	(280)	4,158
2032 and Thereafter	7,754	(130)	7,624
Total	$45,724	$(3,596)	$42,128

As of March 31, 2026, the weighted average amortization period of both the total intangible assets and liabilities was 8.8 years.

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

There were no impairment charges on the Company’s income property portfolio during the three months ended March 31, 2026.

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

During the three months ended March 31, 2026 and 2025, the Company recorded charges of $0.5 million and $0.2 million, respectively, representing the provision for credit losses related to our commercial loans and investments. The impairment charges were driven by the initial estimated CECL allowance based on our investment activity during the three months ended March 31, 2026 and 2025. We are unable to use historical data to estimate expected credit losses as we have incurred no losses to date. Management utilizes a loss-rate method and considers macroeconomic factors to estimate its CECL allowance, which is calculated based on the amortized cost basis of the commercial loans.

NOTE 8. OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Tenant Receivables—Net of Allowance for Doubtful Accounts (1)	$1,447	$889
Prepaid Insurance	655	250
Deposits on Acquisitions	250	—
Prepaid Expenses, Deposits, and Other	2,646	1,958
Deferred Financing Costs—Net	2,624	471
Interest Rate Swaps	2,488	2,315
Operating Leases - Right-of-Use Asset (2)	2,979	3,025
Total Other Assets	$13,089	$8,908
(1)	Includes a $0.3 million and $0.2 million allowance for doubtful accounts as of March 31, 2026 and December 31, 2025, respectively.
(2)	See Note 9, “Operating Land Leases” for further disclosure related to the Company’s right-of-use asset balance as of March 31, 2026.

NOTE 9. OPERATING LAND LEASES

The Company is the lessee under operating land leases for certain of its properties. FASB ASC Topic 842, Leases, requires a lessee to recognize right-of-use assets and lease liabilities that arise from leases, whether qualifying as an operating or finance lease. As of March 31, 2026 and December 31, 2025, the Company’s right-of-use assets totaled $3.0 million and the corresponding lease liabilities totaled $3.1 million, which balances are reflected within other assets and accounts payable, accrued expenses, and other liabilities, respectively, on the consolidated balance sheets. The right-of-use assets and lease liabilities are measured based on the present value of the lease payments utilizing discount rates estimated to be equal to that which the Company would pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

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

Amortization of right-of-use assets for operating land leases is recognized on a straight-line basis over the term of the lease and is included within real estate expenses in the consolidated statements of operations. Amortization totaled less than $0.1 million during the three months ended March 31, 2026 and 2025, respectively.

The following table reflects a summary of operating land leases, under which the Company is the lessee, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Operating Cash Outflows	$27	$73
Weighted Average Remaining Lease Term	22.2	22.3
Weighted Average Discount Rate	4.3%	4.2%

Minimum future lease payments under non-cancelable operating land leases, having remaining terms in excess of one year subsequent to March 31, 2026, are summarized as follows (in thousands):

Year Ending December 31,
Remainder of 2026	$233
2027	320
2028	320
2029	320
2030	320
2031	202
2032 and Thereafter	3,587
Total Lease Payments	$5,302
Imputed Interest	(2,251)
Operating Leases – Liability	$3,051

NOTE 10. ASSETS HELD FOR SALE

Assets held for sale was comprised of two properties as of March 31, 2026 and three properties as of December 31, 2025. One of the properties classified as held for sale as of December 31, 2025 was placed back into service during the three months ended March 31, 2026. The Company determined the property no longer met the criteria to be classified as held for sale as the sale is no longer deemed probable based on the likely termination of the underlying purchase and sale agreement. As a result, the Company recorded $0.3 million of depreciation and amortization expense during the three months ended March 31, 2026 to account for the property being placed back into service.

Assets held for sale consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Real Estate—Net	$2,194	$9,093
Intangible Lease Assets—Net	263	1,132
Intangible Lease Liabilities—Net	(39)	(105)
Straight-Line Rent Adjustment	49	49
Other Assets	3	3
Assets Prior to Provision for Impairment	$2,470	$10,172
Less Provision for Impairment	(2,095)	(2,095)
Total Assets Held for Sale	$375	$8,077

NOTE 11. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

Accounts payable, accrued expenses, and other liabilities consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Accounts Payable	$58	$9
Accrued Expenses	2,548	2,416
Tenant Security Deposits	124	124
Due to CTO	1,278	1,350
Interest Rate Swaps	112	171
Loan Reserves	3,883	715
Operating Leases - Liability (1)	3,051	3,092
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$11,054	$7,877
(1)	See Note 9, “Operating Land Leases” for further disclosure related to the Company’s operating lease liability balance as of March 31, 2026.

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

As described in Note 4, “Commercial Loans and Investments”, the Company’s 2025 Loan Participation Sale for $10.0 million and 2026 Loan Participation Sale for $10.8 million at a 10.0% interest rate did not achieve sale accounting. As of March 31, 2026, the Company’s obligation under participation agreement had a face value of $20.3 million, and the carrying value of the loan that is associated with this obligation under participation agreement was $20.1 million, net of a CECL reserve of $0.2 million. As of December 31, 2025, the Company’s obligation under participation agreement had a face value of $10.0 million, and the carrying value of the loan that is associated with this obligation under participation agreement was $9.9 million, net of a CECL reserve of $0.1 million.

NOTE 13. LONG-TERM DEBT

As of March 31, 2026, the Company’s outstanding indebtedness, at face value, was as follows. See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

	Face Value Debt (in thousands)	Stated Interest Rate	Wtd. Avg. Rate as of March 31, 2026	Maturity Date
Revolving Facility (1)	$161,500	SOFR + [1.25% - 2.20%]	4.96%	February 2030
2029 Term Loan (2)	100,000	SOFR + [1.25% - 1.90%]	3.50%	February 2029
2031 Term Loan (3)	100,000	SOFR + [1.25% - 1.90%]	3.50%	February 2031
Total Debt/Weighted-Average Rate	$361,500		4.15%
(1)	As of March 31, 2026, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 3.32% plus the applicable spread on $100 million of the outstanding balance on the Revolving Facility (hereinafter defined).
(2)	As of March 31, 2026, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus the applicable spread on the $100 million 2029 Term Loan (hereinafter defined) balance.
(3)	As of March 31, 2026, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus the applicable spread on the $100 million 2031 Term Loan (hereinafter defined) balance.

Credit Facility. On February 4, 2026, the Company, the Operating Partnership, as borrower (the “Borrower”), and certain subsidiaries of the Borrower entered into an Amended and Restated Credit Agreement with Truist Bank, N.A., as administrative agent, and certain other lenders named therein (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for a $250 million senior unsecured revolving credit facility (the “Revolving Facility”), a $100 million senior unsecured term loan credit facility maturing in 2029 (the “2029 Term Loan”), and a $100 million senior unsecured term loan credit facility maturing in 2031 (the “2031 Term Loan” and, together with the Revolving Facility and the 2029 Term Loan, the “Facilities”). On February 4, 2026, in connection with the Borrower’s entry into the Amended and Restated Credit Agreement, the Borrower repaid all obligations outstanding under its previous credit agreement with KeyBank National Association, dated as of September 30, 2022, among the Company, as parent guarantor, the Borrower, certain subsidiaries of the Borrower, KeyBank National Association, as administrative agent, and certain other lenders named therein (as amended, the “Prior Credit Agreement”). As a result, the Prior Credit Agreement was terminated and the obligations thereunder were discharged.

The terms of the Amended and Restated Credit Agreement include, among other things:

●	the origination of the Revolving Facility in the amount of $250 million which matures on February 4, 2030, with two six-month extension options;
●	indebtedness under the Revolving Facility accrues at a rate ranging from SOFR plus 125 basis points to SOFR plus 220 basis points, based on the total balance outstanding under the Revolving Facility as a percentage of the total asset value of the Company, as defined in the Amended and Restated Credit Agreement. The Company may utilize daily simple SOFR or term SOFR, at its election. The Revolving Facility also accrues a fee of 15 or 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity;
●	the origination of a the 2029 Term Loan in the amount of $100 million that matures on February 4, 2029;
●	the origination of the 2031 Term Loan in the amount of $100 million that matures on February 4, 2031;
●	indebtedness outstanding under the 2029 Term Loan and the 2031 Term Loan accrues at a rate ranging from SOFR plus 125 basis points to SOFR plus 190 basis points, based on the total balance outstanding under the Facilities as a percentage of the total asset value of the Company, as defined in the Amended and Restated Credit Agreement. The Company may utilize daily simple SOFR or term SOFR, at its election;
●	an accordion feature which allows for total borrowings under the Facilities, in the aggregate, to be increased to an amount to not to exceed $750 million; and
●	the amendment of certain financial covenants.

As of March 31, 2026, the commitment level under the Revolving Facility was $250.0 million and the Company had an outstanding balance of $161.5 million. The available borrowing capacity under the Revolving Facility, subject to borrowing base restrictions, was $81.2 million as of March 31, 2026.

The Company is subject to customary restrictive covenants under the Amended and Restated Credit Agreement, including, but not limited to, limitations on the Company’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. The Amended and Restated Credit Agreement also contain financial covenants covering the Company, including but not limited to, tangible net worth and fixed charge coverage ratios. The Company was in compliance with all of its debt covenants as of March 31, 2026.

Long-term debt as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026		December 31, 2025
	Total	Due Within One Year	Total	Due Within One Year
Revolving Facility	$161,500	$—	$178,000	$—
2026 Term Loan	—	—	100,000	100,000
2027 Term Loan	—	—	100,000	—
2029 Term Loan	100,000	—	—	—
2031 Term Loan	100,000	—	—	—
Financing Costs, net of Accumulated Amortization	(2,072)	—	(261)	—
Total Long-Term Debt	$359,428	$—	$377,739	$100,000

Payments applicable to reduction of principal amounts as of March 31, 2026 will be required as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2026	$—
2027	—
2028	—
2029	100,000
2030	161,500
2031	100,000
2032 and Thereafter	—
Total Long-Term Debt - Face Value	$361,500

The carrying value of long-term debt as of March 31, 2026 consisted of the following (in thousands):

Total
Current Face Amount	$361,500
Financing Costs, net of Accumulated Amortization	(2,072)
Total Long-Term Debt	$359,428

In addition to the $2.1 million of financing costs, net of accumulated amortization included in the table above, as of March 31, 2026, the Company also had financing costs, net of accumulated amortization related to the Revolving Facility of $2.6 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Revolving Facility and are included in interest expense in the consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Interest Expense	$3,778	$3,188
Interest Expense from Obligation Under Participation Agreement	310	214
Amortization of Deferred Financing Costs to Interest Expense	265	190
Total Interest Expense	$4,353	$3,592

Total Interest Paid	$4,816	$3,173

NOTE 14. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the three months ended March 31, 2026 and 2025. Accordingly, the changes in fair value on the interest rate swaps have been classified in other comprehensive income. The fair value of the interest rate swap agreements are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

Information related to the Company’s interest rate swap agreements is noted below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value as of March 31, 2026
2029 Term Loan (1)	5/21/2021	5/21/2026	2.05% + applicable spread	$100,000	$233
2029 Term Loan (2)	5/21/2026	2/2/2029	3.36% + applicable spread	$100,000	$398
2031 Term Loan (3)	1/29/2027	2/4/2031	3.54%+ applicable spread	$100,000	$(50)
2031 Term Loan (4)	11/29/2024	1/31/2027	1.61% + applicable spread	$80,000	$1,418
2031 Term Loan (5)	9/30/2022	1/31/2027	3.84% + applicable spread	$20,000	$(32)
Revolving Facility (6)	3/1/2023	3/1/2028	3.21% + applicable spread	$50,000	$327
Revolving Facility (7)	4/4/2025	1/1/2027	3.43% + applicable spread	$50,000	$82
(1)	As of March 31, 2026, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus the applicable spread on the $100.0 million 2029 Term Loan balance.
(2)	The interest rate swap agreement hedges $100.0 million 2029 Term Loan balance under different terms and commences on May 21, 2026 to extend the fixed interest rate through February 2, 2029.
(3)	The interest rate swap agreement hedges $100.0 million 2031 Term Loan balance under different terms and commences on January 29, 2027 to extend the fixed interest rate through February 4, 2031.
(4)	As of March 31, 2026, the Company has utilized interest rate swaps to fix SOFR and achieve a fixed interest rate of 1.61% plus the applicable spread on $80.0 million of the $100.0 million 2031 Term Loan balance.
(5)	As of March 31, 2026, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.84% plus the applicable spread on $20.0 million of the $100.0 million 2031 Term Loan balance.
(6)	As of March 31, 2026, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus the applicable spread on $50.0 million of the outstanding balance on the Revolving Facility.
(7)	As of March 31, 2026, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.43% plus the applicable spread on $50.0 million of the outstanding balance on the Revolving Facility.

The use of interest rate swap agreements carries risks, including the risk that the counterparties to these agreements are not able to perform. To mitigate this risk, the Company enters into interest rate swap agreements with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not currently anticipate that any of the counterparties to the Company’s interest rate swap agreements will fail to meet their obligations. As of March 31, 2026 and December 31, 2025, there were no events of default related to the Company's interest rate swap agreements.

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

COMMON STOCK ATM PROGRAM

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

On October 21, 2022, the Company implemented a $150.0 million “at-the-market” equity offering program (the “2022 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. During the three months ended March 31, 2026, the Company sold 1,661,724 shares under the 2022 ATM Program for gross proceeds of $32.1 million at a weighted average price of $19.31 per share, generating net proceeds of $31.6 million after deducting transaction fees totaling $0.5 million. The Company was not active under the 2022 ATM Program during the three months ended March 31, 2025. During the year ended December 31, 2025, the Company sold 618,757 shares under the 2022 ATM Program for gross proceeds of $10.6 million at a weighted average price of $17.10 per share, generating net proceeds of $10.4 million after deducting transaction fees totaling $0.2 million. During the year ended December 31, 2024, the Company sold 1,059,271 shares under the 2022 ATM Program for gross proceeds of $19.1 million at a weighted average price of $18.04 per share, generating net proceeds of $18.8 million after deducting transaction fees totaling $0.3 million. During the year ended December 31, 2023, the Company sold 665,929 shares under the 2022 ATM Program for gross proceeds of $12.6 million at a weighted average price of $18.96 per share, generating net proceeds of $12.4 million after deducting transaction fees totaling $0.2 million. During the year ended December 31, 2022, the Company sold 1,479,241 shares under the 2022 ATM Program for gross proceeds of $27.8 million at a weighted average price of $18.81 per share, generating net proceeds of $27.4 million after deducting transaction fees totaling $0.4 million. As of March 31, 2026, $47.8 million of availability remained under the 2022 ATM Program.

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

On December 5, 2025, the Company implemented a $35.0 million “at-the-market” preferred stock equity offering program (the “2025 Preferred Stock ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s Series A Preferred Stock. During the three months ended March 31, 2026, the Company sold 186,238 shares under the 2025 Preferred Stock ATM Program for gross proceeds of $4.7 million at a weighted average price of $25.17 per share, generating net proceeds of $4.6 million after deducting transaction fees totaling less than $0.1 million. During the year ended December 31, 2025, the Company sold 83,328 shares under the 2025 Preferred Stock ATM Program for gross proceeds of $2.1 million at a weighted average price of $24.96 per share, generating net proceeds of $2.0 million after deducting transaction fees totaling less than $0.1 million. As of March 31, 2026, $28.2 million of availability remained under the 2025 Preferred Stock ATM Program.

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

NONCONTROLLING INTEREST

As of March 31, 2026, CTO holds, directly and indirectly, a 6.9% noncontrolling ownership interest in the Operating Partnership as a result of 1,223,854 OP Units issued to CTO and its wholly owned subsidiaries at the time of the Company’s IPO.

DIVIDENDS

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under the Code. To qualify as a REIT, the Company must annually distribute, at a minimum, an amount equal to 90% of its taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and must distribute 100% of its taxable income (including net capital gains) to eliminate U.S. federal corporate income taxes payable by the Company. Because taxable income differs from cash flow from operations due to non-cash revenues and expenses (such as depreciation and other items), in certain circumstances, the Company may generate operating cash flow in excess of its dividends, or alternatively, may need to make dividend payments in excess of operating cash flows. During the three months ended March 31, 2026 and 2025, the Company declared and paid cash dividends on its common stock and OP Units of $0.300 and $0.285 per share, respectively.

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

The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2026	March 31, 2025
Net Income (Loss) Attributable to Common Stockholders	$1,063	$(1,179)

Weighted Average Number of Common Shares Outstanding	15,544,745	14,628,921
Weighted Average Number of Common Shares Applicable to OP Units using Treasury Stock Method (1)	1,223,854	1,223,854
Total Shares Applicable to Diluted Earnings per Share	16,768,599	15,852,775

Per Common Share Data:
Net Income (Loss) Attributable to Common Stockholders
Basic	$0.07	$(0.08)
Diluted	$0.06	$(0.08)
(1)	Represents OP Units issued to CTO and its subsidiaries in connection with our formation transactions (See Note 19, “Related Party Management Company”).

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

In February 2025, the Board approved a $10.0 million stock repurchase program (the “2025 $10.0 Million Repurchase Program”). The Company was not active under the 2025 $10.0 Million Repurchase Program during the three months ended March 31, 2026. Under the 2025 $10.0 Million Repurchase Program, the Company repurchased 273,825 shares of its common stock on the open market for a total cost of $4.5 million, or an average price per share of $16.33, during the three months ended March 31, 2025. Under the 2025 $10.0 Million Repurchase Program, the Company repurchased 546,390 shares of its common stock on the open market for a total cost of $8.8 million, or an average price per share of $16.07, during the year ended December 31, 2025.

NOTE 18. STOCK-BASED COMPENSATION

Under the Company’s non-employee director compensation policy, each non-employee member of the Board receives a portion of their annual retainer fee in shares of Company common stock, and a portion in cash; and, with respect to the cash portion, each director may elect to receive such portion in shares of Company common stock rather than cash. The number of shares issued to the directors is calculated quarterly by dividing (i) the amount of the quarterly retainer fee payment due to such director by (ii) the 20-day trailing average closing price of the Company’s common stock as of the last business day of the quarter for which such payment applied, rounded down to the nearest whole number of shares. During the three months ended March 31, 2026, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.1 million, or 5,060 shares, which were issued on April 1, 2026. During the three months ended March 31, 2025, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.1 million, or 5,806 shares, which were issued on April 1, 2025.

NOTE 19. RELATED PARTY MANAGEMENT COMPANY

We are externally managed by the Manager, a wholly owned subsidiary of CTO. Subsequent to the IPO, through March 31, 2026, CTO has, directly and indirectly through a wholly owned subsidiary, purchased an aggregate of 431,912 shares of PINE common stock in the open market including (i) 109,081 shares purchased during the year ended December 31, 2025 for $1.6 million, or an average price per share of $14.24, (ii) 29,807 shares purchased during the year ended December 31, 2024 for $0.4 million, or an average price per share of $14.97, (iii) 129,271 shares purchased during the year ended December 31, 2023 for $2.1 million, or an average price per share of $16.21, (iv) 155,665 shares purchased during the year ended December 31, 2022 for $2.7 million, or an average price per share of $17.57 and (v) 8,088 shares purchased during the year ended December 31, 2021 for $0.1 million, or an average price per share of $17.65.

As of March 31, 2026, CTO owns, directly and indirectly through wholly owned subsidiaries, in the aggregate, 1,223,854 OP Units and 1,247,702 shares of PINE common stock, inclusive of (i) 394,737 shares of common stock totaling $7.5 million issued in connection with a private placement that closed concurrently with the IPO, (ii) 421,053 shares of common stock totaling $8.0 million issued in connection with the IPO, and (iii) 431,912 shares of common stock totaling $7.0 million purchased by CTO, directly and indirectly through a wholly owned subsidiary, subsequent to the IPO. The aggregate 1,223,854 OP Units and 1,247,702 shares of PINE common stock held by CTO represent an investment totaling $44.5 million, or 14.0% of PINE’s combined total of 17,674,611 shares of outstanding common stock and OP Units, as of March 31, 2026.

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

Our Manager has the ability to earn an annual incentive fee based on our total stockholder return exceeding an 8% cumulative annual hurdle rate (the “Outperformance Amount”) subject to a high-water mark price. We would pay our Manager an incentive fee with respect to each annual measurement period in the amount of the greater of (i) $0.00 and (ii) the product of (a) 15% multiplied by (b) the Outperformance Amount multiplied by (c) the weighted average shares. No incentive fee was due for the year ended December 31, 2025.

On July 18, 2024, the Operating Partnership and PINE entered into an amendment (the “Amendment”) to the Management Agreement with the Manager. The Amendment extended the expiration date of the initial term of the Management Agreement from November 26, 2024 to January 31, 2025, and on that date the term of the Management Agreement automatically renewed for a one-year term. The current term of the Management Agreement expires on January 31, 2027, and the Management Agreement will automatically renew for an unlimited number of successive one-year periods thereafter, unless the Management Agreement is not renewed or is terminated in accordance with its terms.

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

The Company incurred management fee expenses totaling $1.3 million during the three months ended March 31, 2026. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.7 million for the three months ended March 31, 2026. The Company incurred management fee expenses totaling $1.1 million during the three months ended March 31, 2025. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.7 million for the three months ended March 31, 2025.

The following table represents amounts due to CTO (in thousands):

	As of
Description	March 31, 2026	December 31, 2025
Management Fee due to CTO	$1,272	$1,142
Other	6	208
Total (1)	$1,278	$1,350
(1)	Included in accrued expenses, see Note 11, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

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

Revenue Sharing Agreement

On December 4, 2023, CTO entered into an asset management agreement to manage a portfolio of real estate assets. The Company entered into a revenue sharing agreement with CTO whereby the Company receives a share of the asset management fees, disposition management fees, leasing commissions, and other fees related to CTO’s management and administration of the portfolio (the “Revenue Sharing Agreement”). The Company’s share of the fees under the Revenue Sharing Agreement is based on fees earned by CTO associated with the single tenant properties within the portfolio.

The Company recognized $0.1 million of revenue pursuant to the Revenue Sharing Agreement during the three months ended March 31, 2026 and 2025, which is included in other revenue on the Company’s consolidated statements of operations.

NOTE 20. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

CONTRACTUAL COMMITMENTS – EXPENDITURES

The Company has unfunded loan commitments under the Company’s eight construction/redevelopment loans as described in Note 4, “Commercial Loans and Investments”. The unfunded portion of the construction/redevelopment loans totaled $59.1 million as of March 31, 2026.

The Company has committed to fund certain capital improvements related to several properties, which include tenant improvements, landlord work, leasing commissions, and other capital improvements. As of March 31, 2026, the commitments totaled $0.6 million, of which $0.2 million has been paid, leaving a remaining commitment of $0.4 million. The improvements are generally expected to be completed within 12 months of March 31, 2026.

NOTE 21. BUSINESS SEGMENT DATA

The Company operates in two primary business segments: income properties and commercial loans and investments.

Our income property operations consist of lease income from income producing properties and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 66% and 71% of our identifiable assets as of March 31, 2026 and December 31, 2025, respectively, and 68% and 83% of our consolidated revenues for the three months ended March 31, 2026 and 2025, respectively. Our commercial loans and investment operations accounted for 32% and 25% of our identifiable assets as of March 31, 2026 and December 31, 2025, respectively, and 31% and 16% of our consolidated revenues for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, our commercial loans investment portfolio consisted of 18 commercial loan investments, of which four are related to properties acquired through sale-leaseback transactions whereby the tenants have future repurchase rights.

The Company’s CODM evaluates segment performance based on total revenues less direct costs of revenues when making decisions about allocating capital to the segments. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skill.

Information about the Company’s operations in different segments for the three months ended March 31, 2026, is as follows (in thousands):

	Income Properties	Commercial Loans and Investments	Total
Revenues:
Lease Income	$12,602	$—	$12,602
Interest Income from Commercial Loans and Investments	—	5,758	5,758
Total Revenues for Reportable Segments	12,602	5,758	18,360

Reconciliation to Consolidated Revenues
Other Revenues			46
Total Consolidated Revenues			$18,406

Operating Expenses:
Real Estate Expenses	2,302	—	2,302
Total Revenues Less Direct Costs of Revenues	10,300	5,758	16,058
Provision for Impairment	—	508	508
Depreciation and Amortization	7,215	—	7,215
Total Revenues Less Operating Expenses for Reportable Segments	3,085	5,250	8,335
Gain on Disposition of Assets	97	—	97
Net Income From Operations for Reportable Segments	3,182	5,250	8,432

Reconciliation to Consolidated Net Loss
Other Revenues			46
General and Administrative Expenses			(1,859)
Investment and Other Income			91
Interest Expense			(4,353)
Consolidated Net Income			$2,357

Information about the Company’s operations in different segments for the three months ended March 31, 2025 is as follows (in thousands):

	Income Properties	Commercial Loans and Investments	Total
Revenues:
Lease Income	$11,826	$—	$11,826
Interest Income from Commercial Loans and Investments	—	2,301	2,301
Total Revenues for Reportable Segments	11,826	2,301	14,127

Reconciliation to Consolidated Revenues
Other Revenues			79
Total Consolidated Revenues			$14,206

Operating Expenses:
Real Estate Expenses	2,034	—	2,034
Total Revenues Less Direct Costs of Revenues	9,792	2,301	12,093
Provision for Impairment	1,824	207	2,031
Depreciation and Amortization	7,307	—	7,307
Total Revenues Less Operating Expenses for Reportable Segments	661	2,094	2,755
Gain on Disposition of Assets	1,151	—	1,151
Net Income From Operations for Reportable Segments	1,812	2,094	3,906

Reconciliation to Consolidated Net Income
Other Revenues			79
General and Administrative Expenses			(1,716)
Investment and Other Income			45
Interest Expense			(3,592)
Consolidated Net Loss			$(1,278)

Capital expenditures of each segment for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Capital Expenditures:
Income Properties	$—	$39,988
Commercial Loans and Investments	57,529	21,383
Total Capital Expenditures	$57,529	$61,371

Identifiable assets of each segment as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

	As of
	March 31, 2026	December 31, 2025
Identifiable Assets:
Income Properties	$493,769	$505,273
Commercial Loans and Investments	237,442	182,397
Other Revenue	12	47
Corporate and Other	13,903	28,157
Total Assets	$745,126	$715,874

Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Corporate and other assets consist primarily of cash and restricted cash as well as the interest rate swaps.

NOTE 22. SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through April 23, 2026, the date the consolidated financial statements were issued. There were no reportable transactions.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When we refer to “we,” “us,” “our,” or “the Company,” we mean Alpine Income Property Trust, Inc. and its consolidated subsidiaries. References to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Alpine Income Property Trust, Inc. included in this Quarterly Report on Form 10-Q. Some of the comments we make in this section are forward-looking statements within the meaning of the federal securities laws. For a discussion of forward-looking statements, see the section below entitled “Special Note Regarding Forward-Looking Statements.” Certain factors that could cause actual results or events to differ materially from those the Company anticipates or projects are described in “Part I, Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q.

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

See “Part I, Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q for further discussion of these risks, as well as additional risks and uncertainties that could cause actual results or events to differ materially from those described in the Company’s forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2026, the Company acquired one property for a purchase price of $10.0 million through a sale-leaseback transaction that includes a tenant repurchase option. Due to the existence of the tenant repurchase option, and pursuant to FASB ASC Topic 842, Leases, GAAP requires that the $10.0 million investment be accounted for as a financing arrangement, and accordingly the related assets and corresponding revenue are included in the Company’s commercial loans and investments in the accompanying consolidated balance sheets and consolidated statement of operations. During the three months ended March 31, 2026, the Company sold three properties for an aggregate sales price of $5.8 million, generating aggregate gains on sale of $0.1 million.

As of March 31, 2026, we owned 125 properties, including the four properties classified as commercial loans and investments, with an aggregate gross leasable area of 4.3 million square feet, located in 31 states, with a weighted average remaining lease term of 9.3 years. Our portfolio was 100% occupied as of March 31, 2026.

We also acquire or originate commercial loans and investments associated with commercial real estate located in the United States. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate. As of March 31, 2026, the Company’s commercial loan investments portfolio had a total carrying value of $217.2 million and was comprised of eight construction/redevelopment loans, six mortgage notes, and four properties acquired pursuant to sale-leaseback transactions whereby the tenants have a future repurchase rights.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO (our “Manager”). CTO is a Maryland corporation that is a publicly traded diversified REIT and the sole member of our Manager.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

The following presents the Company’s results of operations for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025	$ Variance	% Variance
Revenues:
Lease Income	$12,602	$11,826	$776	6.6%
Interest Income from Commercial Loans and Investments	5,758	2,301	3,457	150.2%
Other Revenue	46	79	(33)	(41.8)%
Total Revenues	18,406	14,206	4,200	29.6%
Operating Expenses:
Real Estate Expenses	2,302	2,034	268	13.2%
General and Administrative Expenses	1,859	1,716	143	8.3%
Provision for Impairment	508	2,031	(1,523)	(75.0)%
Depreciation and Amortization	7,215	7,307	(92)	(1.3)%
Total Operating Expenses	11,884	13,088	(1,204)	(9.2)%
Gain on Disposition of Assets	97	1,151	(1,054)	(91.6)%
Net Income from Operations	6,619	2,269	4,350	191.7%
Investment and Other Income	91	45	46	102.2%
Interest Expense	(4,353)	(3,592)	(761)	(21.2)%
Net Income (Loss)	2,357	(1,278)	3,635	284.4%
Less: Net Loss (Income) Attributable to Noncontrolling Interest	(172)	99	(271)	(273.7)%
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$2,185	$(1,179)	$3,364	285.3%

Lease Income and Real Estate Expenses

Revenue from our property operations totaled $12.6 million and $11.8 million during the three months ended March 31, 2026 and 2025, respectively. The $0.8 million increase in lease income is primarily attributable to an increase in rents due to the volume of property acquisitions versus dispositions. The direct costs of revenues for our income properties totaled $2.3 million and $2.0 million during the three months ended March 31, 2026 and 2025, respectively. The increase in the direct costs of revenues is reflective of the Company’s expanded property portfolio.

Commercial Loans and Investments

Interest income from commercial loans and investments totaled $5.8 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively. The $3.5 million increase in income is attributable to the expanded portfolio of commercial loans and investments which, as of March 31, 2026, was comprised of eight construction/redevelopment loans, six mortgage notes, and four properties acquired pursuant to sale-leaseback transactions whereby the tenants have a future repurchase rights. As of March 31, 2025, the Company’s portfolio of commercial loans and investments was comprised of six construction loans, two mortgage notes, and three properties acquired pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right.

Other Revenue

Other revenue totaled $0.1 million for the three months ended March 31, 2026 and 2025. The revenue is attributable to fees earned from a revenue sharing agreement the Company entered into with CTO as further described in Note 19, “Related Party Management Company” in the Notes to the Financial Statements.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025	$ Variance	% Variance
Management Fee to Manager	$1,272	$1,111	$161	14.5%
Director Compensation Expense	127	127	—	— %
Director & Officer Insurance Expense	68	68	—	— %
Additional General and Administrative Expense	392	410	(18)	(4.4%)
Total General and Administrative Expenses	$1,859	$1,716	$143	8.3%

General and administrative expenses totaled $1.9 million and $1.7 million during the three months ended March 31, 2026 and 2025, respectively. The $0.2 million increase is primarily the result of an increase in the management fee due to an increase in the weighted average of the Company’s equity base.

Provision for Impairment

During the three months ended March 31, 2026, the Company recorded a $0.5 million impairment charge which represents the CECL reserve related to our commercial loans and investments. During the three months ended March 31, 2025, the Company recorded a $1.8 million impairment charge representing the provision for losses related to certain income properties as further described in Note 7, “Provision for Impairment”, and a $0.2 million impairment charge which represents the CECL reserve related to our commercial loans and investments.

Depreciation and Amortization

Depreciation and amortization expense totaled $7.2 million and $7.3 million during the three months ended March 31, 2026 and 2025, respectively. The $0.1 million decrease in depreciation and amortization expense is reflective of the increase in asset cost basis of the Company’s income property portfolio, offset by an acceleration of $0.4 million of amortization associated with certain intangible lease assets during the three months ended March 31, 2025.

Gain on Disposition of Assets

During the three months ended March 31, 2026, the Company sold three properties for an aggregate sales price of $5.8 million, generating aggregate gains on sale of $0.1 million. During the three months ended March 31, 2025, the Company sold three properties for an aggregate sales price of $11.7 million, generating aggregate gains on sale of $1.2 million.

Investment and Other Income

Investment and other income was relatively flat during the three months ended March 31, 2026 and 2025, which totaled $0.1 million in each period.

Interest Expense

Interest expense totaled $4.4 million and $3.6 million during the three months ended March 31, 2026 and 2025, respectively. The $0.8 million increase in interest expense is attributable to the higher average outstanding balance on the Company’s Revolving Facility. The overall increase in the Company’s long-term debt was primarily utilized to fund the acquisition of properties and commercial loans and investments subsequent to the three months ended March 31, 2025.

Net Income (Loss)

Net income totaled $2.3 million and net loss totaled $1.3 million during the three months ended March 31, 2026 and 2025, respectively. The $3.6 million increase in net income is attributable to the factors described above, most notably the $3.5 million increase in interest income from commercial loans and investments and the $1.5 million decrease in provision for impairment, which is partially offset by the $1.1 million decrease in gains on sales of properties.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $27.0 million as of March 31, 2026, including restricted cash of $24.4 million. See Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance as of March 31, 2026.

Long-Term Debt. As of March 31, 2026, the commitment level under the Revolving Facility was $250.0 million, and the Company had an outstanding balance of $161.5 million and $81.2 million of available capacity. The Company also had $200.0 million in term loans outstanding as of March 31, 2026. See Note 13, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance as of March 31, 2026.

Acquisitions and Dispositions. As further described in Note 3, “Property Portfolio,” during the three months ended March 31, 2026, the Company acquired one property for a purchase price of $10.0 million through a sale-leaseback transaction that includes a tenant repurchase option. Due to the existence of the tenant repurchase option, and pursuant to FASB ASC Topic 842, Leases, GAAP requires that the $10.0 million investment be accounted for as a financing arrangement, and accordingly the related assets and corresponding revenue are included in the Company’s commercial loans and investments in the accompanying consolidated balance sheets and consolidated statement of operations. During the three months ended March 31, 2026, the Company sold three properties for an aggregate sales price of $5.8 million, generating aggregate gains on sale of $0.1 million.

ATM Program. During the three months ended March 31, 2026, the Company sold 1,661,724 shares under the 2022 ATM Program for gross proceeds of $32.1 million at a weighted average price of $19.31 per share, generating net proceeds of $31.6 million after deducting transaction fees totaling $0.5 million. During the three months ended March 31, 2026, the Company sold 186,238 shares under the 2025 Preferred Stock ATM Program for gross proceeds of $4.7 million at a weighted average price of $25.17 per share, generating net proceeds of $4.6 million after deducting transaction fees totaling less than $0.1 million.

Capital Expenditures. As of March 31, 2026, the Company has committed to fund certain capital improvements related to several properties, which include tenant improvements, landlord work, leasing commissions, and other capital improvements. As of March 31, 2026, the commitments totaled $0.6 million, of which $0.2 million has been paid, leaving a remaining commitment of $0.4 million. The improvements are generally expected to be completed within 12 months of March 31, 2026. Additionally, as of March 31, 2026, the Company has unfunded loan commitments under the Company’s eight construction/redevelopment loans as described in Note 4, “Commercial Loans and Investments”. The unfunded portion of the construction/redevelopment loans totaled $59.1 million as of March 31, 2026.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, proceeds from the completion of the sale of assets utilizing the reverse like-kind 1031 exchange structure, $47.8 million of availability under the 2022 ATM Program, $28.2 million of availability under the 2025 Preferred Stock ATM Program, and $81.2 million of available capacity on the existing $250.0 million Revolving Facility.

The Board and management consistently review the allocation of capital with the goal of providing the best long-term return for our stockholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing the Company’s securities, and retaining funds for reinvestment. Annually, the Board reviews our business plan and corporate strategies, and makes adjustments as circumstances warrant. Management’s focus is to continue our strategy of investing in net leased properties by utilizing the capital we raise and available borrowing capacity from the Revolving Facility to increase our portfolio of income-producing properties, providing stabilized cash flows with strong risk-adjusted returns primarily in larger metropolitan areas and growth markets.

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

Reconciliation of Non-GAAP Measures (in thousands, except share data):

	Three Months Ended
	March 31, 2026	March 31, 2025
Net Income (Loss)	$2,357	$(1,278)
Depreciation and Amortization	7,215	7,307
Provision for Impairment	508	2,031
Gain on Disposition of Assets	(97)	(1,151)
Funds From Operations	$9,983	$6,909
Distributions to Preferred Stockholders	(1,122)	—
Funds From Operations Attributable to Common Stockholders	$8,861	$6,909
Adjustments:
Amortization of Intangible Assets and Liabilities to Lease Income	(236)	(80)
Straight-Line Rent Adjustment	(157)	(131)
Non-Cash Compensation	95	95
Amortization of Deferred Financing Costs to Interest Expense	265	190
Other Non-Cash Adjustments	79	57
Adjusted Funds From Operations Attributable to Common Stockholders	$8,907	$7,040

Weighted Average Number of Common Shares:
Basic	15,544,745	14,628,921
Diluted	16,768,599	15,852,775

Supplemental Disclosure:
PIK Interest Earned	$594	$—
PIK Interest Paid	$50	$—
PIK Interest Earned in Excess of Cash Paid	$544	$—

Other Data (in thousands, except per share data):

	Three Months Ended
	March 31, 2026	March 31, 2025
FFO Attributable to Common Stockholders	$8,861	$6,909
FFO Attributable to Common Stockholders per Diluted Share	$0.53	$0.44

AFFO Attributable to Common Stockholders	$8,907	$7,040
AFFO Attributable to Common Stockholders per Diluted Share	$0.53	$0.44

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease. As required by GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. There were no acquisitions of real estate subject to this estimate for the three months ended March 31, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13(a)-15 and 15(d)-15 of the Exchange Act was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

ITEM 1A. RISK FACTORS

As of March 31, 2026, there have been no material changes in our risk factors from those set forth under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”). The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

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

Exhibit 3.3

Articles Supplementary, designating Alpine Income Property Trust, Inc.’s 8.00% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on November 10, 2025).

Exhibit 3.4

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

Exhibit 10.1

Amended and Restated Credit Agreement, dated as of February 4, 2026, among Alpine Income Property, OP, LP, Alpine Income Property Trust, Inc., the other Guarantors from time to time parties thereto, Truist Bank N.A., and certain other lenders named therein (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 5, 2026).

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

ALPINE INCOME PROPERTY TRUST, INC.
(Registrant)

April 23, 2026	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

April 23, 2026	By:	/s/ Philip R. Mays
Philip R. Mays, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
April 23, 2026	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)