Form 10-Q
period 2026-06-30
Alpine Income Property Trust, Inc.
filed 2026-07-23
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the registrant’s common stock outstanding on July 16, 2026 was 17,620,712.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	June 30, 2026	December 31, 2025
ASSETS
Real Estate:
Land, at Cost	$166,572	$151,628
Building and Improvements, at Cost	349,449	344,138
Total Real Estate, at Cost	516,021	495,766
Less, Accumulated Depreciation	(62,863)	(54,446)
Real Estate—Net	453,158	441,320
Assets Held for Sale	375	8,077
Commercial Loans and Investments	238,575	167,553
Cash and Cash Equivalents	2,778	4,589
Restricted Cash	23,296	34,410
Intangible Lease Assets—Net	46,151	48,925
Straight-Line Rent Adjustment	2,406	2,092
Other Assets	14,774	8,908
Total Assets	$781,513	$715,874
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$14,093	$7,877
Prepaid Rent and Deferred Revenue	17,661	14,031
Intangible Lease Liabilities—Net	4,602	4,971
Obligation Under Participation Agreement	19,062	10,000
Long-Term Debt—Net	367,552	377,739
Total Liabilities	422,970	414,618
Commitments and Contingencies—See Note 20
Equity:
Preferred Stock, 100 million shares authorized, $0.01 par value, 8.00% Series A Cumulative Redeemable Preferred Stock, $25.00 Per Share Liquidation Preference, 2,425,868 shares issued and outstanding as of June 30, 2026 and 2,083,328 shares issued and outstanding as of December 31, 2025	24	21
Common Stock, $0.01 par value per share, 500 million shares authorized, 17,595,168 shares issued and outstanding as of June 30, 2026 and 14,783,419 shares issued and outstanding as of December 31, 2025	176	148
Additional Paid-in Capital	375,337	313,690
Dividends in Excess of Net Income	(41,394)	(35,276)
Accumulated Other Comprehensive Income	3,148	1,293
Stockholders' Equity	337,291	279,876
Noncontrolling Interest	21,252	21,380
Total Equity	358,543	301,256
Total Liabilities and Equity	$781,513	$715,874

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues:
Lease Income	$12,637	$12,022	$25,239	$23,848
Interest Income from Commercial Loans and Investments	7,331	2,737	13,089	5,038
Other Revenue	34	104	80	183
Total Revenues	20,002	14,863	38,408	29,069
Operating Expenses:
Real Estate Expenses	2,085	2,105	4,387	4,139
General and Administrative Expenses	2,028	1,697	3,887	3,413
Provision for Impairment	377	2,803	885	4,834
Depreciation and Amortization	6,805	6,705	14,020	14,012
Total Operating Expenses	11,295	13,310	23,179	26,398
Gain on Disposition of Assets	—	938	97	2,089
Net Income From Operations	8,707	2,491	15,326	4,760
Investment and Other Income	364	47	455	92
Interest Expense	(4,579)	(4,320)	(8,932)	(7,912)
Net Income (Loss)	4,492	(1,782)	6,849	(3,060)
Less: Net Loss (Income) Attributable to Noncontrolling Interest	(301)	141	(473)	240
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	4,191	(1,641)	6,376	(2,820)
Less: Distributions to Preferred Stockholders	(1,187)	—	(2,309)	—
Net Income (Loss) Attributable to Common Stockholders	$3,004	$(1,641)	$4,067	$(2,820)

Per Common Share Data:
Net Income (Loss) Attributable to Common Stockholders
Basic	$0.18	$(0.12)	$0.25	$(0.20)
Diluted	$0.16	$(0.12)	$0.23	$(0.20)

Weighted Average Number of Common Shares:
Basic	17,066,917	14,202,796	16,310,036	14,414,682
Diluted	18,290,771	15,426,650	17,533,890	15,638,536

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Income (Loss)	$4,492	$(1,782)	$6,849	$(3,060)
Other Comprehensive Income (Loss)
Cash Flow Hedging Derivative - Interest Rate Swaps	1,757	(1,310)	1,990	(3,703)
Total Other Comprehensive Income (Loss)	1,757	(1,310)	1,990	(3,703)
Total Comprehensive Income (Loss)	$6,249	$(3,092)	$8,839	$(6,763)
Less: Comprehensive Loss (Income) Attributable to Noncontrolling Interest
Net Loss (Income) Attributable to Noncontrolling Interest	(301)	141	(473)	240
Other Comprehensive Loss (Income) Attributable to Noncontrolling Interest	(118)	104	(135)	289
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	(419)	245	(608)	529
Comprehensive Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$5,830	$(2,847)	$8,231	$(6,234)

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

For the three months ended June 30, 2026:

	Preferred Stock at Par	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance April 1, 2026	$23	$165	$349,884	$(39,120)	$1,509	$312,461	$21,201	$333,662
Net Income	—	—	—	4,191	—	4,191	301	4,492
Common Stock Issuances to Directors	—	—	95	—	—	95	—	95
Stock Issuance, Net of Equity Issuance Costs	1	11	25,358	—	—	25,370	—	25,370
Preferred Stock Dividends ($0.500 per share)	—	—	—	(1,187)	—	(1,187)	—	(1,187)
Common Stock Dividends ($0.300 per share)	—	—	—	(5,278)	—	(5,278)	(368)	(5,646)
Other Comprehensive Income	—	—	—	—	1,639	1,639	118	1,757
Balance June 30, 2026	$24	$176	$375,337	$(41,394)	$3,148	$337,291	$21,252	$358,543

For the three months ended June 30, 2025:

	Preferred Stock at Par	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance April 1, 2025	$—	$144	$257,290	$(21,048)	$4,563	$240,949	$22,836	$263,785
Net Loss	—	—	—	(1,641)	—	(1,641)	(141)	(1,782)
Common Stock Repurchases	—	(2)	(4,314)	—	—	(4,316)	—	(4,316)
Common Stock Issuances to Directors	—	—	91	—	—	91	—	91
Common Stock Dividends ($0.285 per share)	—	—	—	(4,032)	—	(4,032)	(349)	(4,381)
Other Comprehensive Loss	—	—	—	—	(1,206)	(1,206)	(104)	(1,310)
Balance June 30, 2025	$—	$142	$253,067	$(26,721)	$3,357	$229,845	$22,242	$252,087

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

For the six months ended June 30, 2026:

	Preferred Stock at Par	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2026	$21	$148	$313,690	$(35,276)	$1,293	$279,876	$21,380	$301,256
Net Income	—	—	—	6,376	—	6,376	473	6,849
Common Stock Issuances to Directors	—	—	190	—	—	190	—	190
Stock Issuance, Net of Equity Issuance Costs	3	28	61,457	—	—	61,488	—	61,488
Preferred Stock Dividends ($1.000 per share)	—	—	—	(2,309)	—	(2,309)	—	(2,309)
Common Stock Dividends ($0.600 per share)	—	—	—	(10,185)	—	(10,185)	(736)	(10,921)
Other Comprehensive Income	—	—	—	—	1,855	1,855	135	1,990
Balance June 30, 2026	$24	$176	$375,337	$(41,394)	$3,148	$337,291	$21,252	$358,543

For the six months ended June 30, 2025:

	Preferred Stock at Par	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2025	$—	$147	$261,831	$(15,722)	$6,771	$253,027	$23,468	$276,495
Net Loss	—	—	—	(2,820)	—	(2,820)	(240)	(3,060)
Common Stock Repurchases	—	(5)	(8,793)	—	—	(8,798)	—	(8,798)
Common Stock Issuances to Directors	—	—	100	—	—	100	—	100
Payment of Equity Issuance Costs	—	—	(71)	—	—	(71)	—	(71)
Common Stock Dividends ($0.570 per share)	—	—	—	(8,179)	—	(8,179)	(697)	(8,876)
Other Comprehensive Loss	—	—	—	—	(3,414)	(3,414)	(289)	(3,703)
Balance June 30, 2025	$—	$142	$253,067	$(26,721)	$3,357	$229,845	$22,242	$252,087

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash Flow From Operating Activities:
Net Income (Loss)	$6,849	$(3,060)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Depreciation and Amortization	14,020	14,012
Amortization of Intangible Lease Assets and Liabilities to Lease Income	(477)	(246)
Amortization of Deferred Financing Costs to Interest Expense	568	394
Accretion of Commercial Loans and Investments Origination Fees	(606)	(200)
Paid-In-Kind Accrued Interest	(1,423)	—
Gain on Disposition of Assets	(97)	(2,089)
Provision for Impairment	885	4,834
Non-Cash Compensation	190	190
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(317)	(362)
Other Assets	(2,079)	192
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	74	588
Prepaid Rent and Deferred Revenue	(6,992)	(31)
Net Cash Provided By Operating Activities	10,595	14,222
Cash Flow From Investing Activities:
Acquisition of Real Estate Including Intangible Lease Assets and Liabilities	(20,505)	(35,208)
Investments in and Improvements to Real Estate	(346)	(5,131)
Proceeds from Disposition of Assets	5,531	26,820
Acquisition of Commercial Loans and Investments	(87,242)	(33,098)
Principal Payments Received on Commercial Loans and Investments	17,526	11,856
Proceeds from Sale of Participation Interest	10,763	—
Payments on Participation Obligation	(1,701)	(9,131)
Cash Received for Commercial Loan Reserves	16,935	702
Net Cash Used In Investing Activities	(59,039)	(43,190)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	289,588	65,500
Payments on Long-Term Debt	(298,088)	(14,500)
Cash Paid for Loan Fees	(4,239)	(111)
Repurchases of Common Stock	—	(8,798)
Proceeds From Stock Issuances, Net	61,488	(71)
Dividends Paid - Preferred Stock	(2,309)	—
Dividends Paid - Common Stock	(10,921)	(8,876)
Net Cash Provided By Financing Activities	35,519	33,144
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(12,925)	4,176
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	38,999	7,951
Cash and Cash Equivalents and Restricted Cash, End of Period	$26,074	$12,127

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$2,778	$5,000
Restricted Cash	23,296	7,127
Total Cash	$26,074	$12,127

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$9,057	$6,683

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain (Loss) on Cash Flow Hedge	$1,990	$(3,703)
Accrued Tenant Improvements	—	5,000

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

Our income property portfolio consists of 128 net leased properties located in 31 states. The properties in our portfolio are primarily subject to long-term, net leases, which generally require the tenant to pay directly or reimburse us for property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. The Company also originates and acquires commercial loans and investments. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate. As more fully described in Note 4, “Commercial Loans and Investments,” the four Sale-Leaseback Properties and the 2026 Sales-Type Lease (defined in Note 4 below), are accounted for as financing arrangements. However, because the Sale-Leaseback Properties and the 2026 Sales-Type Lease constitute real estate assets for both legal and tax purposes, we include the Sale-Leaseback Properties and the 2026 Sales-Type Lease in the property portfolio when describing our property portfolio and for purposes of providing statistics related thereto.

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

ORGANIZATION

The Company is a Maryland corporation that was formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering (“IPO”). We are externally managed by our Manager and conduct the substantial majority of our operations through Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of June 30, 2026, we have a total common ownership interest in the Operating Partnership of 93.5%, with CTO holding, directly and indirectly, a 6.5% common ownership interest in the Operating Partnership. We also own 100% of the Series A Preferred Units of the Operating Partnership underlying the Series A Preferred Stock (hereinafter defined). Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) oversees our business and affairs.

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

Among other factors, fluctuating market conditions that can exist in the national real estate markets and the volatility and uncertainty in the financial and credit markets make it possible that the estimates and assumptions, most notably those related to PINE’s investment in properties, could change materially.

REAL ESTATE

The Company’s real estate assets are comprised of the properties in its portfolio, and are carried at cost, less accumulated depreciation, amortization, and impairment losses, if any. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to the applicable property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the three months ended June 30, 2026 and 2025, was $4.3 million and $4.6 million, respectively. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the six months ended June 30, 2026 and 2025, was $8.9 million and $9.4 million, respectively.

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

PROPERTY LEASE REVENUE

The rental arrangements associated with the Company’s property portfolio are generally classified as operating leases. The Company recognizes lease income on these properties on a straight-line basis over the term of the lease. Accordingly, contractual lease payment increases are recognized evenly over the term of the lease. The periodic difference between lease income recognized under this method and contractual lease payment terms (i.e., straight-line rent) is recorded as a deferred operating lease receivable and is included in straight-line rent adjustment on the accompanying consolidated balance sheets. The Company’s leases provide for reimbursement from tenants for variable lease payments including common area maintenance, insurance, real estate taxes and other operating expenses. A portion of our variable lease payment revenue is estimated each period and is recognized as rental income in the period the recoverable costs are incurred and accrued.

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of June 30, 2026 and December 31, 2025, the Company’s allowance for doubtful accounts totaled $0.3 million and $0.2 million, respectively.

SALES-TYPE LEASES

Certain rental arrangements associated with the Company’s property portfolio qualify as sales-type leases. The net investment in sales-type leases is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. Costs associated with such acquisitions are capitalized and recorded within Commercial Loans and Investments on the Company’s consolidated balance sheets. The associated interest income from sales-type leases is recorded within Interest Income from Commercial Loans and Investments on the Company’s consolidated statements of operations.

COMMERCIAL LOANS AND INVESTMENTS

Investments in commercial loans and investments held for investment are recorded at historical cost, net of unaccreted origination costs and current expected credit losses (“CECL”) reserve.

Pursuant to ASC 326, Financial Instruments - Credit Losses, the Company measures and records a provision for CECL each time a new investment, including sales-type lease investments, is made, or a loan is repaid, as well as if changes to estimates occur during a quarterly measurement period. We are unable to use historical data to estimate expected credit losses as we have incurred no losses to date. Management utilizes a loss-rate method and considers macroeconomic factors to estimate its CECL allowance, which is calculated based on the amortized cost basis of the commercial loans.

Sales of participations in commercial loans and investments are evaluated for achievement of the characteristics of participating interest pursuant to ASC 860, Transfers and Servicing. If the sale of a participation has all of the characteristics of a participating interest, it achieves sale accounting, and the commercial loan or investment is presented net of the participating interest. If the sale of a participation does not have all of the characteristics of a participating interest, it does not achieve sale accounting and is treated as a secured borrowing. As of June 30, 2026, the Company’s participation in commercial loans and investments purchased by a third-party did not achieve sale accounting and has been presented as an Obligation under Participation Agreement within the liabilities portion of the Company’s consolidated balance sheets.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of June 30, 2026 and December 31, 2025 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of cash and cash equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

RESTRICTED CASH

Restricted cash totaled $23.3 million as of June 30, 2026, all of which is being held in interest, real estate tax, insurance, and/or capital expenditure reserve accounts related to the Company’s portfolio of commercial loans and investments.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable included in other assets, accounts payable, and accrued expenses and other liabilities as of June 30, 2026 and December 31, 2025, approximate fair value because of the short maturity of these instruments. The carrying value of the Revolving Facility, hereinafter defined, approximates current market rates for revolving credit arrangements with similar risks and maturities. The Company estimates the fair value of its commercial loans and investments and term loans based on incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt. The discount rate used to calculate the fair value of debt approximates current lending rates for loans and assumes the debt is outstanding through maturity. Since such amounts are estimates that are based on limited available market information for similar transactions, which is a Level 2 non-recurring measurement, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

FAIR VALUE MEASUREMENTS

The Company’s estimates of fair value of financial and non-financial assets and liabilities are based on the framework established by GAAP. The framework specifies a hierarchy of valuation inputs which was established to increase consistency, clarity and comparability in fair value measurements and related disclosures. GAAP describes a fair value hierarchy based upon three levels of inputs that may be used to measure fair value, two of which are considered observable and one that is considered unobservable. The following describes the three levels:

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

CONCENTRATION OF CREDIT RISK

Certain individual tenants in the Company’s portfolio of properties accounted for more than 10% of lease income from the Company’s income properties during the six months ended June 30, 2026 and 2025.

During the six months ended June 30, 2026, Lowe’s and Dick’s Sporting Goods each accounted for 12% of lease income revenue. During the six months ended June 30, 2025, Dick’s Sporting Goods accounted for 12% of lease income revenue.

As of June 30, 2026 and December 31, 2025, 13% and 14% of the Company’s income property portfolio, based on square footage, was located in the state of Texas, respectively.

RECLASSIFICATIONS

Certain items in the prior period’s consolidated statements of cash flows have been reclassified to conform to the presentation for the three and six months ended June 30, 2026. Specifically, (i) cash received for commercial loan reserves was reclassified from cash flow from operating activities to cash flow from investing activities and (ii) cash used for investments in and improvements to real estate was reclassified from cash used for the acquisition of real estate on the accompanying consolidated statements of cash flows. There was no impact to retained earnings as a result of the reclassifications.

RECENT ACCOUNTING DEVELOPMENTS

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) which requires additional disclosures regarding public company’s expenses and addresses requests from investors for more detailed information about the types of expenses (e.g., purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (e.g., cost of sales; selling, general, and administrative (SG&A); and research and development (R&D)). ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

NOTE 3. PROPERTY PORTFOLIO

As of June 30, 2026, the Company’s income property portfolio consisted of 128 properties, including five properties classified as commercial loans and investments, with total square footage of 4.5 million.

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

The components of leasing revenue are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Lease Income
Lease Payments	$11,000	$10,615	$21,813	$20,815
Variable Lease Payments	1,637	1,407	3,426	3,033
Total Lease Income	$12,637	$12,022	$25,239	$23,848

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to June 30, 2026, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2026	$21,582
2027	41,938
2028	37,484
2029	32,445
2030	28,164
2031	24,857
2032 and Thereafter (Cumulative)	89,493
Total	$275,963

2026 Activity. During the six months ended June 30, 2026, the Company acquired four properties for a combined purchase price of $46.8 million, including capitalized acquisition costs. Of the total acquisitions, the Company acquired two properties for a combined purchase price of $20.5 million, including capitalized acquisition costs, and those two properties were subject to purchase accounting for acquisitions subject to a lease, of which $12.0 million was allocated to land, $6.8 million was allocated to buildings and improvements, $2.0 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, and $0.3 million was allocated to intangible liabilities for the below market lease value. The weighted average amortization period for the intangible assets and liabilities was 4.7 years at acquisition. The remaining $26.3 million of total acquisition costs are attributable to (i) the acquisition of one property for a purchase price of $10.0 million through a sale-leaseback transaction that includes a tenant repurchase option (the “2026 Sale-Leaseback Property”) and (ii) the acquisition of a property subject to a ground lease for $16.3 million which qualifies as a sales-type lease (the “2026 Sales-Type Lease”). Pursuant to FASB ASC Topic 842, Leases, GAAP requires that the 2026 Sale-Leaseback Property and the 2026 Sales-Type Lease be accounted for as financing arrangements, and accordingly the related assets and corresponding revenue are included in the Company’s commercial loans and investments in the accompanying consolidated balance sheets and consolidated statement of operations. However, as the 2026 Sale-Leaseback Property and the 2026 Sales-Type Lease both constitute real estate assets for both legal and tax purposes, we include them in the property portfolio when describing our property portfolio and for purposes of providing statistics related thereto.

During the six months ended June 30, 2026, the Company sold three properties for an aggregate sales price of $5.8 million, generating aggregate gains on sale of $0.1 million.

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

NOTE 4. COMMERCIAL LOANS AND INVESTMENTS

2026 Activity. During the six months ended June 30, 2026, the Company originated two commercial loans for $72.0 million with an initial yield of 11% and acquired the 2026 Sale-Leaseback Property for a purchase price of $10.0 million and the 2026 Sales-Type Lease for $16.3 million. Additionally, during the six months ended June 30, 2026, the total face amounts of two loan investments were upsized by an aggregate of $31.9 million. In the aggregate, during the six months ended June 30, 2026, commercial loan and investment volume totaled $130.2 million, of which $73.8 million was funded, and $1.3 million of origination fees were received. Additionally, the Company funded $16.1 million for existing loans and received $17.5 million of principal repayments from borrowers during the six months ended June 30, 2026. Of the total amount funded, during the six months ended June 30, 2026, $1.4 million was non-cash paid-in-kind accrued interest.

During the six months ended June 30, 2026, the Company upsized and funded the 2025 Mortgage Note (hereinafter defined) by an additional $31.8 million and sold an additional $10.8 million A-1 participation interest in the 2025 Mortgage Note (the “2026 Loan Participation Sale”). In the aggregate, the initial 2025 Mortgage Note totaled $61.3 million and the initial A-1 participation interest, which is entitled to a 10.0% yield on its respective portion of the outstanding principal balance and has priority preference with respect to all principal and interest payments of the 2025 Mortgage Note, totaled $20.8 million. The 2026 Loan Participation Sale did not achieve sale accounting pursuant to ASC 860, Transfers and Servicing, and accordingly, is treated as a secured borrowing. See Note 12, “Obligation Under Participation Agreement” for further information.

2025 Activity. During the six months ended June 30, 2025, the Company originated four commercial loans for an investment volume of $28.4 million at a weighted average initial cash yield of 9.7% and one $2.0 million short-term mortgage note with an initial cash yield of 16.5%, that was repaid in full on July 2, 2025. Additionally, during the six months ended June 30, 2025, the Company amended four existing commercial loan investments whereby certain maturity dates were extended and the total face amounts of two investments were upsized by an aggregate of $17.8 million. In the aggregate, during the six months ended June 30, 2025, commercial loan and investment volume totaled $48.2 million, of which $32.2 million was funded during the same period. Additionally, the Company funded $0.9 million for existing construction loans and received $11.9 million of principal repayments from borrowers during the six months ended June 30, 2025.

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

Other Activity. During the year ended December 31, 2024, the Company acquired three single-tenant income properties in the greater Tampa Bay, Florida area. The acquisition of the three properties and the 2026 Sale-Leaseback Property (collectively, the “Sale-Leaseback Properties”) were structured as sale-leaseback transactions that include tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the future repurchase rights present in the lease agreements preclude the transaction from being accounted for as a real estate acquisition. During the six months ended June 30, 2026, the Company acquired the 2026 Sales-Type Lease which qualifies as a sales-type lease pursuant to FASB ASC Topic 842, Leases. Accordingly, for GAAP purposes, the acquisitions of the Sale-Leaseback Properties and the 2026 Sales-Type Lease are accounted for as financing arrangements, and the related assets and corresponding revenue are included in the Company’s commercial loans and investments on its consolidated balance sheets and consolidated statements of operations. The Company has imputed interest on the leases for the properties which is recognized as interest income from commercial loans and investments on the accompanying consolidated statements of operations.

The Company’s commercial loans and investments were comprised of the following at June 30, 2026 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – Wawa Land Development – Greenwood, IN	July 2023	July 2026 (1)	$14,980	$11,835	$11,869	9.50%
Construction Loan – Wawa Land Development – Antioch, TN	October 2023	October 2026	7,425	7,282	7,296	10.25%
Sale-Leaseback – Bradenton Beach, FL	August 2024	August 2029 (2)	9,608	9,475	9,475	8.30%
Sale-Leaseback – Anna Maria, FL	August 2024	August 2029 (2)	16,408	16,180	16,180	8.30%
Sale-Leaseback – Long Boat Key, FL	August 2024	August 2029 (2)	5,408	5,333	5,333	8.30%
Mortgage Note – At Home Plaza – North Canton, OH	March 2025	March 2028	6,200	6,200	6,200	8.65%
Construction Loan – Retail Land Development – Stuart, FL	March 2025	March 2027	15,500	11,664	11,606	11.00%
Construction Loan – Cornerstone Exchange – Daytona Beach, FL	May 2025	April 2027	23,905	8,588	8,503	10.00%
Mortgage Note – Industrial – Fremont, CA	August 2025	August 2027	24,000	24,000	23,825	11.00%
Mortgage Note – Luxury Residential Development – Austin, TX (3)	October 2025	October 2028	61,250	59,650	58,632	16.00%	(4)
Construction Loan – Mixed-Use Development – Lake Toxaway, NC	October 2025	October 2027	13,500	9,406	9,315	16.00%	(5)
Construction Loan – Costco Mixed-Use Development – Atlanta, GA	October 2025	November 2027	4,500	2,452	2,422	11.00%
Redevelopment Loan – Mixed-Use Redevelopment – Denver, CO	December 2025	December 2028	13,500	9,011	8,843	12.00%	(6)
Mortgage Note – Mixed-Use Development – Herndon, VA	December 2025	September 2028	20,000	20,203	19,994	12.00%	(7)
Sale-Leaseback – Aspen, CO	January 2026	June 2027	10,000	9,995	9,995	8.39%
Construction Loan – Retail Development – Covington, GA	March 2026	April 2028	32,000	9,642	9,373	13.00%	(8)
Construction Loan – Retail Development – Lexington, KY	May 2026	June 2028	40,000	6,177	5,893	10.00%
Sales-Type Lease – Denver, CO	June 2026	September 2039	16,257	16,254	16,254	8.11%
			$334,441	$243,347	$241,008
CECL Reserve					(2,433)
Total Commercial Loans and Investments					$238,575
(1)	Subsequent to June 30, 2026, the loan was upsized to $16.7 million and the maturity date was extended to July 25, 2027.
(2)	The maturity date reflects the date the tenant’s repurchase right first becomes exercisable pursuant to the lease agreement.
(3)	As of June 30, 2026, after adjusting for the A-1 participation interests, as described in Note 12, “Obligation Under Participation Agreement”, the Company’s net remaining investment, at face value, in the 2025 Mortgage Note is $40.6 million.
(4)	The coupon rate is comprised of 12.00% cash interest and 4.00% paid-in-kind.
(5)	The coupon rate is comprised of 13.00% cash interest and 3.00% paid-in-kind.
(6)	The coupon rate is comprised of 9.00% cash interest and 3.00% paid-in-kind.
(7)	The coupon rate is comprised of 10.00% cash interest and 2.00% paid-in-kind.
(8)	The coupon rate is comprised of 11.50% cash interest and 1.50% paid-in-kind.

The Company’s commercial loans and investments were comprised of the following at December 31, 2025 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – Wawa Land Development – Greenwood, IN	July 2023	July 2026	$14,800	$9,144	$9,165	9.50%
Construction Loan – Wawa Land Development – Antioch, TN	October 2023	October 2026	7,425	6,309	6,317	10.25%
Construction Loan – Retail Outparcels – Lawrenceville, GA	January 2024	January 2026	7,200	1,099	1,095	11.25%
Construction Loan – Wawa Land Development – Mount Carmel, OH	June 2024	September 2026	6,127	6,127	6,127	11.50%
Sale-Leaseback – Bradenton Beach, FL	August 2024	August 2029 (1)	9,608	9,519	9,519	8.30%
Sale-Leaseback – Anna Maria, FL	August 2024	August 2029 (1)	16,408	16,256	16,256	8.30%
Sale-Leaseback – Long Boat Key, FL	August 2024	August 2029 (1)	5,408	5,358	5,358	8.30%
Mortgage Note – At Home Plaza – North Canton, OH	March 2025	March 2028	6,200	6,200	6,200	8.65%
Construction Loan – Retail Land Development – Stuart, FL	March 2025	March 2027	15,500	7,084	6,987	10.00%
Construction Loan – Cornerstone Exchange – Daytona Beach, FL	May 2025	April 2027	23,905	6,886	6,747	10.00%
Mortgage Note – Old Time Pottery – Orange Park, FL	June 2025	June 2028	4,000	4,000	4,000	8.00%
Mortgage Note – Industrial – Fremont, CA	August 2025	August 2027	24,000	24,000	23,751	11.00%
Mortgage Note – Commercial Building – Reno, NV	September 2025	September 2027	4,000	4,000	4,000	8.00%
Mortgage Note – Luxury Residential Development – Austin, TX (2)	October 2025	October 2028	29,500	28,627	28,070	17.00%	(3)
Construction Loan – Mixed-Use Development – Lake Toxaway, NC	October 2025	October 2027	13,500	6,938	6,813	16.00%	(4)
Construction Loan – Costco Mixed-Use Development – Atlanta, GA	October 2025	November 2027	4,500	879	838	11.00%
Redevelopment Loan – Mixed-Use Redevelopment – Denver, CO	December 2025	December 2028	13,500	8,519	8,317	12.00%	(5)
Mortgage Note – Mixed-Use Development – Herndon, VA	December 2025	September 2028	20,000	20,001	19,702	12.00%	(6)
			$225,581	$170,946	$169,262
CECL Reserve					(1,709)
Total Commercial Loans and Investments					$167,553
(1)	The maturity date reflects the date the tenant’s repurchase right first becomes exercisable pursuant to the lease agreement.
(2)	As of December 31, 2025, after adjusting for the A-1 participation interests, as described in Note 12, "Obligation Under Participation Agreement", the Company's net remaining investment, at face value, in the 2025 Mortgage Note is $18.6 million.
(3)	The coupon rate is comprised of 13.00% cash interest and 4.00% paid-in-kind.
(4)	The coupon rate is comprised of 13.00% cash interest and 3.00% paid-in-kind.
(5)	The coupon rate is comprised of 9.00% cash interest and 3.00% paid-in-kind.
(6)	The coupon rate is comprised of 10.00% cash interest and 2.00% paid-in-kind.

The carrying value of the commercial loans and investments consisted of the following at June 30, 2026 and December 31, 2025 (in thousands).

	As of
	June 30, 2026	December 31, 2025
Current Face Amount	$243,347	$170,946
Unaccreted Origination Fees	(2,339)	(1,684)
CECL Reserve	(2,433)	(1,709)
Total Commercial Loans and Investments	$238,575	$167,553

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$2,778	$2,778	$4,589	$4,589
Restricted Cash - Level 1	$23,296	$23,296	$34,410	$34,410
Commercial Loans and Investments - Level 2	$238,575	$249,019	$167,553	$179,214
Obligation Under Participation Agreement - Level 2	$19,062	$19,455	$10,000	$10,222
Long-Term Debt - Level 2	$367,552	$361,594	$377,739	$376,286

The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following tables present the fair value of assets measured on a recurring basis by level as of June 30, 2026 and December 31, 2025 (in thousands). See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026
2029 Term Loan Interest Rate Swap (1)	$1,305	$—	$1,305	$—
2031 Term Loan Interest Rate Swap (2)	$2,148	$—	$2,148	$—
Revolving Facility Interest Rate Swap (3)	$680	$—	$680	$—
December 31, 2025
2026 Term Loan Interest Rate Swap	$624	$—	$624	$—
2027 Term Loan Interest Rate Swap	$1,486	$—	$1,486	$—
Revolving Facility Interest Rate Swap	$34	$—	$34	$—
(1)	As of June 30, 2026, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 3.36% plus the applicable spread on the $100.0 million 2029 Term Loan (hereinafter defined) balance.
(2)	As of June 30, 2026, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus the applicable spread on the $100.0 million 2031 Term Loan (hereinafter defined) balance.
(3)	As of June 30, 2026, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 3.32% plus the applicable spread on $100.0 million of the outstanding balance on the Revolving Facility (hereinafter defined).

NOTE 6. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs. Intangible assets and liabilities consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	As of
	June 30, 2026	December 31, 2025
Intangible Lease Assets:
Value of In-Place Leases	$58,688	$56,614
Value of Above Market In-Place Leases	1,778	1,708
Value of Intangible Leasing Costs	19,785	19,457
Sub-total Intangible Lease Assets	80,251	77,779
Accumulated Amortization	(34,100)	(28,854)
Sub-total Intangible Lease Assets—Net	46,151	48,925
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(7,919)	(7,763)
Sub-total Intangible Lease Liabilities	(7,919)	(7,763)
Accumulated Amortization	3,317	2,792
Sub-total Intangible Lease Liabilities—Net	(4,602)	(4,971)
Total Intangible Assets and Liabilities—Net	$41,549	$43,954

The following table reflects the net amortization of intangible assets and liabilities during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Amortization Expense	$2,529	$2,077	$5,169	$4,596
Accretion to Properties Revenue	(241)	(166)	(477)	(246)
Net Amortization of Intangible Assets and Liabilities	$2,288	$1,911	$4,692	$4,350

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Expense	Future Accretion to Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2026	$5,127	$(468)	$4,659
2027	8,843	(968)	7,875
2028	7,218	(789)	6,429
2029	6,271	(551)	5,720
2030	5,281	(357)	4,924
2031	4,614	(302)	4,312
2032 and Thereafter	7,759	(129)	7,630
Total	$45,113	$(3,564)	$41,549

As of June 30, 2026, the weighted average amortization period of both the total intangible assets and liabilities was 8.7 years.

NOTE 7. PROVISION FOR IMPAIRMENT

Income Properties. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of long-lived assets required to be assessed for impairment is determined on a non-recurring basis using Level 3 inputs in the fair value hierarchy. These Level 3 inputs may include, but are not limited to, letters of intent on specific properties, executed purchase and sale agreements on specific properties, third-party valuations, discounted cash flow models, and other model-based techniques.

During the three and six months ended June 30, 2026, the Company recorded a $0.2 million impairment charge related to a property within the Company’s income properties segment. The impairment charge was a result of the execution of a purchase and sale agreement during the three months ended June 30, 2026, under which the contractual sales price, less the property’s carrying value and estimated costs to sell, results in an impairment. The impairment during the six months ended June 30, 2026 is related to a property leased to Advance Auto Parts. The Company’s execution of the above-referenced purchase and sale agreement is consistent with the Company’s current intent to dispose of such property at a price less than its carrying value to facilitate the re-investment of the proceeds therefrom into new investment opportunities.

During the three and six months ended June 30, 2025, the Company recorded $2.8 million and $4.6 million of impairment charges, respectively, with respect to certain properties within the Company’s income properties segment. The impairment charges are a result of the execution during the respective periods of letters of intent and/or purchase and sale agreements under which the expected sales prices, less the properties’ carrying values and estimated costs to sell, resulted in impairments. The impairments during the six months ended June 30, 2025 are related to the following properties: (i) three convenience store properties, which were classified as held for sale; (ii) a property formerly leased to Party City; (iii) a property leased to At Home; (iv) a property formerly leased to Century Theater Center; and (v) two properties leased to Walgreens.

Commercial Loans and Investments. The Company evaluates the collectability of its commercial loans and investments, including sales-type lease investments, on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company accounts for provisions for expected credit losses in accordance with ASC Topic 326, Measurement of Credit Losses on Financial Instruments. Changes in the Company’s allowance for credit losses are presented within the provision for impairment in the accompanying consolidated statements of operations.

During the three and six months ended June 30, 2026, the Company recorded charges of $0.2 million and $0.7 million, respectively, representing the provision for credit losses related to our commercial loans and investments. The impairment charges were driven by the initial estimated CECL allowance based on our investment activity as well as loan repayments during the three and six months ended June 30, 2026. We are unable to use historical data to estimate expected credit losses as we have incurred no losses to date. Management utilizes a loss-rate method and considers macroeconomic factors to estimate its CECL allowance, which is calculated based on the amortized cost basis of the commercial loans.

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

NOTE 8. OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Tenant Receivables—Net of Allowance for Doubtful Accounts (1)	$1,582	$889
Prepaid Insurance	356	250
Deposits on Acquisitions	450	—
Prepaid Expenses, Deposits, and Other	2,867	1,958
Deferred Financing Costs—Net	2,454	471
Interest Rate Swaps	4,133	2,315
Operating Leases - Right-of-Use Asset (2)	2,932	3,025
Total Other Assets	$14,774	$8,908
(1)	Includes a $0.3 million and $0.2 million allowance for doubtful accounts as of June 30, 2026 and December 31, 2025, respectively.
(2)	See Note 9, “Operating Land Leases” for further disclosure related to the Company’s right-of-use asset balance as of June 30, 2026.

NOTE 9. OPERATING LAND LEASES

The Company is the lessee under operating land leases for certain of its properties. FASB ASC Topic 842, Leases, requires a lessee to recognize right-of-use assets and lease liabilities that arise from leases, whether qualifying as an operating or finance lease. As of June 30, 2026 and December 31, 2025, the Company’s right-of-use assets totaled $2.9 and $3.0 million, respectively, and the corresponding lease liabilities totaled $3.0 million and $3.1 million, respectively, which balances are reflected within other assets and accounts payable, accrued expenses, and other liabilities, respectively, on the consolidated balance sheets. The right-of-use assets and lease liabilities are measured based on the present value of the lease payments utilizing discount rates estimated to be equal to that which the Company would pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

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

Amortization of right-of-use assets for operating land leases is recognized on a straight-line basis over the term of the lease and is included within real estate expenses in the consolidated statements of operations. Amortization totaled less than $0.1 million during the three months ended June 30, 2026 and 2025. Amortization totaled $0.2 million and less than $0.1 million during the six months ended June 30, 2026 and 2025, respectively.

The following table reflects a summary of operating land leases, under which the Company is the lessee, for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Operating Cash Outflows	$78	$73	$156	$146
Weighted Average Remaining Lease Term	22.2	22.3	22.2	22.3
Weighted Average Discount Rate	4.4%	4.2%	4.4%	4.2

Minimum future lease payments under non-cancelable operating land leases, having remaining terms in excess of one year subsequent to June 30, 2026, are summarized as follows (in thousands):

Year Ending December 31,
Remainder of 2026	$156
2027	320
2028	320
2029	320
2030	320
2031	202
2032 and Thereafter	3,587
Total Lease Payments	$5,225
Imputed Interest	(2,215)
Operating Leases – Liability	$3,010

NOTE 10. ASSETS HELD FOR SALE

Assets held for sale were comprised of two properties as of June 30, 2026 and three properties as of December 31, 2025. One of the properties classified as held for sale as of December 31, 2025 was placed back into service during the six months ended June 30, 2026. The Company determined the property no longer met the criteria to be classified as held for sale as the sale is no longer deemed probable due to the termination of the underlying purchase and sale agreement. As a result, the Company recorded $0.3 million of depreciation and amortization expense during the six months ended June 30, 2026 to account for the property being placed back into service.

Assets held for sale consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Real Estate—Net	$2,194	$9,093
Intangible Lease Assets—Net	263	1,132
Intangible Lease Liabilities—Net	(39)	(105)
Straight-Line Rent Adjustment	49	49
Other Assets	3	3
Assets Prior to Provision for Impairment	$2,470	$10,172
Less Provision for Impairment	(2,095)	(2,095)
Total Assets Held for Sale	$375	$8,077

NOTE 11. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

Accounts payable, accrued expenses, and other liabilities consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Accounts Payable	$37	$9
Accrued Expenses	2,494	2,416
Tenant Security Deposits	124	124
Due to CTO	1,400	1,350
Interest Rate Swaps	—	171
Loan Reserves	7,028	715
Operating Leases - Liability (1)	3,010	3,092
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$14,093	$7,877
(1)	See Note 9, “Operating Land Leases” for further disclosure related to the Company’s operating lease liability balance as of June 30, 2026.

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

As described in Note 4, “Commercial Loans and Investments”, the Company’s 2025 Loan Participation Sale for $10.0 million and 2026 Loan Participation Sale for $10.8 million at a 10.0% interest rate did not achieve sale accounting. As of June 30, 2026, the Company’s obligation under participation agreement had a face value of $19.1 million, and the carrying value of the loan that is associated with this obligation under participation agreement was $18.9 million, net of a CECL reserve of $0.2 million. As of December 31, 2025, the Company’s obligation under participation agreement had a face value of $10.0 million, and the carrying value of the loan that is associated with this obligation under participation agreement was $9.9 million, net of a CECL reserve of $0.1 million.

NOTE 13. LONG-TERM DEBT

As of June 30, 2026, the Company’s outstanding indebtedness, at face value, was as follows. See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

	Face Value Debt (in thousands)	Stated Interest Rate	Wtd. Avg. Rate as of June 30, 2026	Maturity Date
Revolving Facility (1)	$169,500	SOFR + [1.25% - 2.20%]	4.82%	February 2030
2029 Term Loan (2)	100,000	SOFR + [1.25% - 1.90%]	4.66%	February 2029
2031 Term Loan (3)	100,000	SOFR + [1.25% - 1.90%]	3.35%	February 2031
Total Debt/Weighted-Average Rate	$369,500		4.38%
(1)	As of June 30, 2026, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 3.32% plus the applicable spread on $100 million of the outstanding balance on the Revolving Facility (hereinafter defined).
(2)	As of June 30, 2026, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 3.36% plus the applicable spread on the $100 million 2029 Term Loan (hereinafter defined) balance.
(3)	As of June 30, 2026, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus the applicable spread on the $100 million 2031 Term Loan (hereinafter defined) balance.

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

The terms of the Amended and Restated Credit Agreement include, among other things:

●	the origination of the Revolving Facility in the amount of $250 million which matures on February 4, 2030, with two six-month extension options;
●	indebtedness under the Revolving Facility accrues at a rate ranging from SOFR plus 125 basis points to SOFR plus 220 basis points, based on the total balance outstanding under the Revolving Facility as a percentage of the total asset value of the Company, as defined in the Amended and Restated Credit Agreement. The Company may utilize daily simple SOFR or term SOFR, at its election. The Revolving Facility also accrues a fee of 15 or 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity;
●	the origination of the 2029 Term Loan in the amount of $100 million that matures on February 4, 2029;
●	the origination of the 2031 Term Loan in the amount of $100 million that matures on February 4, 2031;
●	indebtedness outstanding under the 2029 Term Loan and the 2031 Term Loan accrues at a rate ranging from SOFR plus 125 basis points to SOFR plus 190 basis points, based on the total balance outstanding under the Facilities as a percentage of the total asset value of the Company, as defined in the Amended and Restated Credit Agreement. The Company may utilize daily simple SOFR or term SOFR, at its election;
●	an accordion feature which allows for total borrowings under the Facilities, in the aggregate, to be increased to an amount not to exceed $750 million; and
●	the amendment of certain financial covenants.

As of June 30, 2026, the commitment level under the Revolving Facility was $250.0 million and the Company had an outstanding balance of $169.5 million. The available borrowing capacity under the Revolving Facility, subject to borrowing base restrictions, was $80.5 million as of June 30, 2026.

The Company is subject to customary restrictive covenants under the Amended and Restated Credit Agreement, including, but not limited to, limitations on the Company’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. The Amended and Restated Credit Agreement also contains financial covenants covering the Company, including but not limited to, tangible net worth and fixed charge coverage ratios. The Company was in compliance with all of its debt covenants as of June 30, 2026.

Long-term debt as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026		December 31, 2025
	Total	Due Within One Year	Total	Due Within One Year
Revolving Facility	$169,500	$—	$178,000	$—
2026 Term Loan	—	—	100,000	100,000
2027 Term Loan	—	—	100,000	—
2029 Term Loan	100,000	—	—	—
2031 Term Loan	100,000	—	—	—
Financing Costs, net of Accumulated Amortization	(1,948)	—	(261)	—
Total Long-Term Debt	$367,552	$—	$377,739	$100,000

Payments applicable to reduction of principal amounts as of June 30, 2026 will be required as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2026	$—
2027	—
2028	—
2029	100,000
2030	169,500
2031	100,000
2032 and Thereafter	—
Total Long-Term Debt - Face Value	$369,500

The carrying value of long-term debt as of June 30, 2026 consisted of the following (in thousands):

Total
Current Face Amount	$369,500
Financing Costs, net of Accumulated Amortization	(1,948)
Total Long-Term Debt	$367,552

In addition to the $1.9 million of financing costs, net of accumulated amortization included in the table above, as of June 30, 2026, the Company also had financing costs, net of accumulated amortization related to the Revolving Facility of $2.5 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Revolving Facility and are included in interest expense in the consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest Expense	$3,766	$3,965	$7,544	$7,153
Interest Expense from Obligation Under Participation Agreement	510	150	820	365
Amortization of Deferred Financing Costs to Interest Expense	303	205	568	394
Total Interest Expense	$4,579	$4,320	$8,932	$7,912

Total Interest Paid	$4,240	$3,510	$9,057	$6,683

NOTE 14. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the three and six months ended June 30, 2026 and 2025. Accordingly, the changes in fair value on the interest rate swaps have been classified in other comprehensive income. The fair values of the interest rate swap agreements are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

Information related to the Company’s interest rate swap agreements is noted below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value as of June 30, 2026
2029 Term Loan (1)	5/21/2026	2/2/2029	3.36% + applicable spread	$100,000	$1,305
2031 Term Loan (2)	1/29/2027	2/4/2031	3.54%+ applicable spread	$100,000	$1,057
2031 Term Loan (3)	11/29/2024	1/31/2027	1.61% + applicable spread	$80,000	$1,090
2031 Term Loan (4)	9/30/2022	1/31/2027	3.84% + applicable spread	$20,000	$1
Revolving Facility (5)	3/1/2023	3/1/2028	3.21% + applicable spread	$50,000	$583
Revolving Facility (6)	4/4/2025	1/1/2027	3.43% + applicable spread	$50,000	$97
(1)	As of June 30, 2026, the Company has utilized an interest rate swap to fix SOFR and achieve a weighted average fixed interest rate of 3.36% plus the applicable spread on the $100.0 million 2029 Term Loan balance.
(2)	The interest rate swap agreement hedges $100.0 million 2031 Term Loan balance under different terms and commences on January 29, 2027 to extend the fixed interest rate through February 4, 2031.
(3)	As of June 30, 2026, the Company has utilized interest rate swaps to fix SOFR and achieve a fixed interest rate of 1.61% plus the applicable spread on $80.0 million of the $100.0 million 2031 Term Loan balance.
(4)	As of June 30, 2026, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.84% plus the applicable spread on $20.0 million of the $100.0 million 2031 Term Loan balance.
(5)	As of June 30, 2026, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus the applicable spread on $50.0 million of the outstanding balance on the Revolving Facility.
(6)	As of June 30, 2026, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.43% plus the applicable spread on $50.0 million of the outstanding balance on the Revolving Facility.

The use of interest rate swap agreements carries risks, including the risk that the counterparties to these agreements are not able to perform. To mitigate this risk, the Company enters into interest rate swap agreements with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not currently anticipate that any of the counterparties to the Company’s interest rate swap agreements will fail to meet their obligations. As of June 30, 2026 and December 31, 2025, there were no events of default related to the Company's interest rate swap agreements.

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

On October 21, 2022, the Company implemented a $150.0 million “at-the-market” equity offering program (the “2022 ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock. During the three months ended June 30, 2026, the Company sold 1,139,351 shares under the 2022 ATM Program for gross proceeds of $22.0 million at a weighted average price of $19.31 per share, generating net proceeds of $21.7 million after deducting transaction fees totaling $0.3 million. During the six months ended June 30, 2026, the Company sold 2,801,075 shares under the 2022 ATM Program for gross proceeds of $54.1 million at a weighted average price of $19.31 per share, generating net proceeds of $53.3 million after deducting transaction fees totaling $0.8 million. The Company was not active under the 2022 ATM Program during the three and six months ended June 30, 2025. During the year ended December 31, 2025, the Company sold 618,757 shares under the 2022 ATM Program for gross proceeds of $10.6 million at a weighted average price of $17.10 per share, generating net proceeds of $10.4 million after deducting transaction fees totaling $0.2 million. During the year ended December 31, 2024, the Company sold 1,059,271 shares under the 2022 ATM Program for gross proceeds of $19.1 million at a weighted average price of $18.04 per share, generating net proceeds of $18.8 million after deducting transaction fees totaling $0.3 million. During the year ended December 31, 2023, the Company sold 665,929 shares under the 2022 ATM Program for gross proceeds of $12.6 million at a weighted average price of $18.96 per share, generating net proceeds of $12.4 million after deducting transaction fees totaling $0.2 million. During the year ended December 31, 2022, the Company sold 1,479,241 shares under the 2022 ATM Program for gross proceeds of $27.8 million at a weighted average price of $18.81 per share, generating net proceeds of $27.4 million after deducting transaction fees totaling $0.4 million. As of June 30, 2026, $25.8 million of availability remained under the 2022 ATM Program.

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

On December 5, 2025, the Company implemented a $35.0 million “at-the-market” preferred stock equity offering program (the “2025 Preferred Stock ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s Series A Preferred Stock. During the three months ended June 30, 2026, the Company sold 156,302 shares under the 2025 Preferred Stock ATM Program for gross proceeds of $3.9 million at a weighted average price of $25.18 per share, generating net proceeds of $3.9 million after deducting transaction fees totaling less than $0.1 million. During the six months ended June 30, 2026, the Company sold 342,540 shares under the 2025 Preferred Stock ATM Program for gross proceeds of $8.6 million at a weighted average price of $25.17 per share, generating net proceeds of $8.4 million after deducting transaction fees totaling $0.2 million. During the year ended December 31, 2025, the Company sold 83,328 shares under the 2025 Preferred Stock ATM Program for gross proceeds of $2.1 million at a weighted average price of $24.96 per share, generating net proceeds of $2.0 million after deducting transaction fees totaling less than $0.1 million. As of June 30, 2026, $24.3 million of availability remained under the 2025 Preferred Stock ATM Program.

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

NONCONTROLLING INTEREST

As of June 30, 2026, CTO holds, directly and indirectly, a 6.5% noncontrolling ownership interest in the Operating Partnership as a result of 1,223,854 OP Units issued to CTO and its wholly owned subsidiaries at the time of the Company’s IPO.

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

The following table outlines dividends declared and paid for the Series A Preferred Stock and the Company’s common stock during the three and the six months ended June 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Series A Preferred Stock
Dividends	$1,187	$—	$2,309	$—
Per Share	$0.500	$—	$1.000	$—

Common Stock
Dividends	$5,646	$4,381	$10,921	$8,876
Per Share	$0.300	$0.285	$0.600	$0.570

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

The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Income (Loss) Attributable to Common Stockholders	$3,004	$(1,641)	$4,067	$(2,820)

Weighted Average Number of Common Shares Outstanding	17,066,917	14,202,796	16,310,036	14,414,682
Weighted Average Number of Common Shares Applicable to OP Units using Treasury Stock Method (1)	1,223,854	1,223,854	1,223,854	1,223,854
Total Shares Applicable to Diluted Earnings per Share	18,290,771	15,426,650	17,533,890	15,638,536

Per Common Share Data:
Net Income (Loss) Attributable to Common Stockholders
Basic	$0.18	$(0.12)	$0.25	$(0.20)
Diluted	$0.16	$(0.12)	$0.23	$(0.20)
(1)	Represents OP Units issued to CTO and its subsidiaries in connection with our formation transactions (See Note 19, “Related Party Management Company”).

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

In February 2025, the Board approved a $10.0 million stock repurchase program (the “2025 $10.0 Million Repurchase Program”). The Company was not active under the 2025 $10.0 Million Repurchase Program during the six months ended June 30, 2026. Under the 2025 $10.0 Million Repurchase Program, the Company repurchased 546,390 shares of its common stock on the open market for a total cost of $8.8 million, or an average price per share of $16.07, during the six months ended June 30, 2025.

NOTE 18. STOCK-BASED COMPENSATION

Under the Company’s non-employee director compensation policy, each non-employee member of the Board receives a portion of their annual retainer fee in shares of Company common stock, and a portion in cash; and, with respect to the cash portion, each director may elect to receive such portion in shares of Company common stock rather than cash. The number of shares issued to the directors is calculated quarterly by dividing (i) the amount of the quarterly retainer fee payment due to such director by (ii) the 20-day trailing average closing price of the Company’s common stock as of the last business day of the quarter for which such payment applied, rounded down to the nearest whole number of shares. During the six months ended June 30, 2026, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.2 million, or 9,842 shares, of which 5,060 were issued on April 1, 2026 and 4,782 shares were issued on July 1, 2026. During the six months ended June 30, 2025, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.2 million, or 12,082 shares, of which 5,806 were issued on April 1, 2025 and 6,276 shares were issued on July 1, 2025.

NOTE 19. RELATED PARTY MANAGEMENT COMPANY

We are externally managed by the Manager, a wholly owned subsidiary of CTO. Subsequent to the IPO, through June 30, 2026, CTO has, directly and indirectly through a wholly owned subsidiary, purchased an aggregate of 431,912 shares of PINE common stock in the open market including (i) 109,081 shares purchased during the year ended December 31, 2025 for $1.6 million, or an average price per share of $14.24, (ii) 29,807 shares purchased during the year ended December 31, 2024 for $0.4 million, or an average price per share of $14.97, (iii) 129,271 shares purchased during the year ended December 31, 2023 for $2.1 million, or an average price per share of $16.21, (iv) 155,665 shares purchased during the year ended December 31, 2022 for $2.7 million, or an average price per share of $17.57 and (v) 8,088 shares purchased during the year ended December 31, 2021 for $0.1 million, or an average price per share of $17.65.

As of June 30, 2026, CTO owns, directly and indirectly through wholly owned subsidiaries, in the aggregate, 1,223,854 OP Units and 1,247,702 shares of PINE common stock, inclusive of (i) 394,737 shares of common stock totaling $7.5 million issued in connection with a private placement that closed concurrently with the IPO, (ii) 421,053 shares of common stock totaling $8.0 million issued in connection with the IPO, and (iii) 431,912 shares of common stock totaling $7.0 million purchased by CTO, directly and indirectly through a wholly owned subsidiary, subsequent to the IPO. The aggregate 1,223,854 OP Units and 1,247,702 shares of PINE common stock held by CTO represent an investment totaling $51.3 million, or 13.1% of PINE’s combined total of 18,819,022 shares of outstanding common stock and OP Units, as of June 30, 2026.

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

The Company incurred management fee expenses totaling $1.4 million and $2.7 million during the three and six months ended June 30, 2026, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.7 million and $1.5 million for the three and six months ended June 30, 2026, respectively. The Company incurred management fee expenses totaling $1.1 million and $2.2 million during the three and six months ended June 30, 2025, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.7 million and $1.3 million for the three and six months ended June 30, 2025, respectively.

The following table represents amounts due to CTO (in thousands):

	As of
Description	June 30, 2026	December 31, 2025
Management Fee due to CTO	$1,389	$1,142
Other	11	208
Total (1)	$1,400	$1,350
(1)	Included in accrued expenses, see Note 11, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

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

The Company recognized less than $0.1 million and $0.1 million of revenue pursuant to the Revenue Sharing Agreement during the three and six months ended June 30, 2026, respectively, which is included in other revenue on the Company’s consolidated statements of operations. The Company recognized $0.1 million and $0.2 million of revenue pursuant to the Revenue Sharing Agreement during the three and six months ended June 30, 2025, respectively, which is included in other revenue on the Company’s consolidated statements of operations.

NOTE 20. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

CONTRACTUAL COMMITMENTS – EXPENDITURES

The Company has unfunded loan commitments under the Company’s nine construction/redevelopment loans as described in Note 4, “Commercial Loans and Investments”. The unfunded portion of the construction/redevelopment loans totaled $85.4 million as of June 30, 2026.

The Company has committed to fund certain capital improvements related to several properties, which include tenant improvements, landlord work, leasing commissions, and other capital improvements. As of June 30, 2026, the commitments totaled $2.0 million, of which $0.6 million has been paid, leaving a remaining commitment of $1.4 million. The improvements are generally expected to be completed within 12 months of June 30, 2026.

NOTE 21. BUSINESS SEGMENT DATA

The Company operates in two primary business segments: income properties and commercial loans and investments.

Our income property operations consist of lease income from income producing properties and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 65% and 71% of our identifiable assets as of June 30, 2026 and December 31, 2025, respectively, and 66% and 82% of our consolidated revenues for the six months ended June 30, 2026 and 2025, respectively. Our commercial loans and investment operations accounted for 34% and 25% of our identifiable assets as of June 30, 2026 and December 31, 2025, respectively, and 34% and 17% of our consolidated revenues for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, our portfolio of commercial loans and investments consisted of 18 commercial loan investments, of which one is a sales-type lease and four are related to properties acquired through sale-leaseback transactions whereby the tenants have future repurchase rights.

The Company’s CODM evaluates segment performance based on total revenues less direct costs of revenues when making decisions about allocating capital to the segments. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skill.

Information about the Company’s operations in different segments for the three months ended June 30, 2026, is as follows (in thousands):

	Income Properties	Commercial Loans and Investments	Total
Revenues:
Lease Income	$12,637	$—	$12,637
Interest Income from Commercial Loans and Investments	—	7,331	7,331
Total Revenues for Reportable Segments	12,637	7,331	19,968

Reconciliation to Consolidated Revenues
Other Revenues			34
Total Consolidated Revenues			$20,002

Operating Expenses:
Real Estate Expenses	2,085	—	2,085
Total Revenues Less Direct Costs of Revenues	10,552	7,331	17,883
Provision for Impairment	161	216	377
Depreciation and Amortization	6,805	—	6,805
Net Income From Operations for Reportable Segments	3,586	7,115	10,701

Reconciliation to Consolidated Net Income
Other Revenues			34
General and Administrative Expenses			(2,028)
Investment and Other Income			364
Interest Expense			(4,579)
Consolidated Net Income			$4,492

Information about the Company’s operations in different segments for the three months ended June 30, 2025 is as follows (in thousands):

	Income Properties	Commercial Loans and Investments	Total
Revenues:
Lease Income	$12,022	$—	$12,022
Interest Income from Commercial Loans and Investments	—	2,737	2,737
Total Revenues for Reportable Segments	12,022	2,737	14,759

Reconciliation to Consolidated Revenues
Other Revenues			104
Total Consolidated Revenues			$14,863

Operating Expenses:
Real Estate Expenses	2,105	—	2,105
Total Revenues Less Direct Costs of Revenues	9,917	2,737	12,654
Provision for Impairment	2,816	(13)	2,803
Depreciation and Amortization	6,705	—	6,705
Total Revenues Less Operating Expenses for Reportable Segments	396	2,750	3,146
Gain on Disposition of Assets	938	—	938
Net Income From Operations for Reportable Segments	1,334	2,750	4,084

Reconciliation to Consolidated Net Loss
Other Revenues			104
General and Administrative Expenses			(1,697)
Investment and Other Income			47
Interest Expense			(4,320)
Consolidated Net Loss			$(1,782)

Information about the Company’s operations in different segments for the six months ended June 30, 2026, is as follows (in thousands):

	Income Properties	Commercial Loans and Investments	Total
Revenues:
Lease Income	$25,239	$—	$25,239
Interest Income from Commercial Loans and Investments	—	13,089	13,089
Total Revenues for Reportable Segments	25,239	13,089	38,328

Reconciliation to Consolidated Revenues
Other Revenues			80
Total Consolidated Revenues			$38,408

Operating Expenses:
Real Estate Expenses	4,387	—	4,387
Total Revenues Less Direct Costs of Revenues	20,852	13,089	33,941
Provision for Impairment	161	724	885
Depreciation and Amortization	14,020	—	14,020
Total Revenues Less Operating Expenses for Reportable Segments	6,671	12,365	19,036
Gain on Disposition of Assets	97	—	97
Net Income From Operations for Reportable Segments	6,768	12,365	19,133

Reconciliation to Consolidated Net Income
Other Revenues			80
General and Administrative Expenses			(3,887)
Investment and Other Income			455
Interest Expense			(8,932)
Consolidated Net Income			$6,849

Information about the Company’s operations in different segments for the six months ended June 30, 2025, is as follows (in thousands):

	Income Properties	Commercial Loans and Investments	Total
Revenues:
Lease Income	$23,848	$—	$23,848
Interest Income from Commercial Loans and Investments	—	5,038	5,038
Total Revenues for Reportable Segments	23,848	5,038	28,886

Reconciliation to Consolidated Revenues
Other Revenues			183
Total Consolidated Revenues			$29,069

Operating Expenses:
Real Estate Expenses	4,139	—	4,139
Total Revenues Less Direct Costs of Revenues	19,709	5,038	24,747
Provision for Impairment	4,640	194	4,834
Depreciation and Amortization	14,012	—	14,012
Total Revenues Less Operating Expenses for Reportable Segments	1,057	4,844	5,901
Gain on Disposition of Assets	2,089	—	2,089
Net Income From Operations for Reportable Segments	3,146	4,844	7,990

Reconciliation to Consolidated Net Loss
Other Revenues			183
General and Administrative Expenses			(3,413)
Investment and Other Income			92
Interest Expense			(7,912)
Consolidated Net Loss			$(3,060)

Capital expenditures of each segment for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Capital Expenditures:
Income Properties	$20,851	$351	$20,851	$40,339
Commercial Loans and Investments	29,713	11,715	87,242	33,098
Total Capital Expenditures	$50,564	$12,066	$108,093	$73,437

Identifiable assets of each segment as of June 30, 2026 and December 31, 2025 are as follows (in thousands):

	As of
	June 30, 2026	December 31, 2025
Identifiable Assets:
Income Properties	$507,923	$505,273
Commercial Loans and Investments	263,391	182,397
Other Revenue	—	47
Corporate and Other	10,199	28,157
Total Assets	$781,513	$715,874

Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Corporate and other assets consist primarily of cash and restricted cash as well as the interest rate swaps.

NOTE 22. SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through July 23, 2026, the date the consolidated financial statements were issued. There were no reportable transactions.

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

During the six months ended June 30, 2026, the Company acquired four properties for a combined purchase price of $46.8 million, including capitalized acquisition costs. Of the total acquisitions, the Company acquired two properties for a combined purchase price of $20.5 million, including capitalized acquisition costs. The remaining $26.3 million of total acquisition costs are attributable to (i) the acquisition of one property for a purchase price of $10.0 million through a sale-leaseback transaction that includes a tenant repurchase option (the “2026 Sale-Leaseback Property”) and (ii) the acquisition of a property subject to a ground lease for $16.3 million which qualifies as a sales-type lease (the “2026 Sales-Type Lease”). Pursuant to FASB ASC Topic 842, Leases, GAAP requires that the 2026 Sale-Leaseback Property and the 2026 Sales-Type Lease be accounted for as financing arrangements, and accordingly the related assets and corresponding revenue are included in the Company’s commercial loans and investments in the accompanying consolidated balance sheets and consolidated statement of operations. However, as the 2026 Sale-Leaseback Property and the 2026 Sales-Type Lease both constitute real estate assets for both legal and tax purposes, we include them in the property portfolio when describing our property portfolio and for purposes of providing statistics related thereto. During the six months ended June 30, 2026, the Company sold three properties for an aggregate sales price of $5.8 million, generating aggregate gains on sale of $0.1 million.

As of June 30, 2026, we owned 128 properties, including the five properties classified as commercial loans and investments, with an aggregate gross leasable area of 4.5 million square feet, located in 31 states, with a weighted average remaining lease term of 9.2 years. Our portfolio was 100% occupied as of June 30, 2026.

We also acquire or originate commercial loans and investments associated with commercial real estate located in the United States. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate. As of June 30, 2026, the Company’s portfolio of commercial loans and investments had a total carrying value of $238.6 million and was comprised of nine construction/redevelopment loans, four mortgage notes, four properties acquired pursuant to sale-leaseback transactions whereby the tenants have a future repurchase rights, and one sales-type lease.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO (our “Manager”). CTO is a Maryland corporation that is a publicly traded diversified REIT and the sole member of our Manager.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

The following presents the Company’s results of operations for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025 (in thousands):

	Three Months Ended
	June 30, 2026	June 30, 2025	$ Variance	% Variance
Revenues:
Lease Income	$12,637	$12,022	$615	5.1%
Interest Income from Commercial Loans and Investments	7,331	2,737	4,594	167.8%
Other Revenue	34	104	(70)	(67.3)%
Total Revenues	20,002	14,863	5,139	34.6%
Operating Expenses:
Real Estate Expenses	2,085	2,105	(20)	(1.0)%
General and Administrative Expenses	2,028	1,697	331	19.5%
Provision for Impairment	377	2,803	(2,426)	(86.6)%
Depreciation and Amortization	6,805	6,705	100	1.5%
Total Operating Expenses	11,295	13,310	(2,015)	(15.1)%
Gain on Disposition of Assets	—	938	(938)	(100.0)%
Net Income from Operations	8,707	2,491	6,216	249.5%
Investment and Other Income	364	47	317	674.5%
Interest Expense	(4,579)	(4,320)	(259)	(6.0)%
Net Income (Loss)	4,492	(1,782)	6,274	352.1%
Less: Net Loss (Income) Attributable to Noncontrolling Interest	(301)	141	(442)	(313.5)%
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$4,191	$(1,641)	$5,832	355.4%

Lease Income and Real Estate Expenses

Revenue from our property operations totaled $12.6 million and $12.0 million during the three months ended June 30, 2026 and 2025, respectively. The $0.6 million increase in lease income is primarily attributable to an increase in rents due to the volume of property acquisitions versus dispositions. The direct costs of revenues for our income properties totaled $2.1 million during the three months ended June 30, 2026 and 2025, respectively.

Commercial Loans and Investments

Interest income from commercial loans and investments totaled $7.3 million and $2.7 million for the three months ended June 30, 2026 and 2025, respectively. The $4.6 million increase in income is attributable to the expanded portfolio of commercial loans and investments which, as of June 30, 2026, was comprised of nine construction/redevelopment loans, four mortgage notes, four properties acquired pursuant to sale-leaseback transactions whereby the tenants have future repurchase rights, and one sales-type lease. As of June 30, 2025, the Company’s portfolio of commercial loans and investments was comprised of six construction loans, five mortgage notes, and three properties acquired pursuant to sale-leaseback transactions whereby the tenants have future repurchase rights.

Other Revenue

Other revenue totaled less than $0.1 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively. The revenue is attributable to fees earned from a revenue sharing agreement the Company entered into with CTO as further described in Note 19, “Related Party Management Company” in the Notes to the Financial Statements.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025 (in thousands):

	Three Months Ended
	June 30, 2026	June 30, 2025	$ Variance	% Variance
Management Fee to Manager	$1,389	$1,085	$304	28.0%
Director Compensation Expense	127	128	(1)	(0.8%)
Director & Officer Insurance Expense	68	68	—	— %
Additional General and Administrative Expense	444	416	28	6.7%
Total General and Administrative Expenses	$2,028	$1,697	$331	19.5%

General and administrative expenses totaled $2.0 million and $1.7 million during the three months ended June 30, 2026 and 2025, respectively. The $0.3 million increase is primarily the result of an increase in the management fee due to an increase in the weighted average of the Company’s equity base.

Provision for Impairment

As further described in Note 7, “Provision for Impairment,” during the three months ended June 30, 2026 and 2025, the Company recorded impairment charges of $0.2 million and $2.8 million, respectively, representing the provision for losses related to certain income properties, for which the Company’s current intent is to dispose of such properties in order to facilitate the re-investment of the proceeds therefrom into new investment opportunities. During the three months ended June 30, 2026, the Company recorded a $0.2 million impairment charge representing the current expected credit losses (“CECL”) reserve related to our commercial loans and investments.

Depreciation and Amortization

Depreciation and amortization expense totaled $6.8 million and $6.7 million during the three months ended June 30, 2026 and 2025, respectively. The $0.1 million increase in depreciation and amortization expense is reflective of the increase in asset cost basis of the Company’s income property portfolio, which is partially offset by the impact of less depreciation due to certain recent acquisitions completed under a ground lease structure.

Gain on Disposition of Assets

The Company did not sell any properties during the three months ended June 30, 2026. During the three months ended June 30, 2025, the Company sold five properties for an aggregate sales price of $16.5 million, generating aggregate gains on sale of $0.9 million.

Investment and Other Income

Investment and other income totaled $0.4 million and less than $0.1 million during the three months ended June 30, 2026 and 2025, respectively. The increase is primarily due to the receipt of a $0.3 million nonrefundable deposit forfeited by a potential buyer on a property that was previously under contract for sale.

Interest Expense

Interest expense totaled $4.6 million and $4.3 million during the three months ended June 30, 2026 and 2025, respectively. The $0.3 million increase in interest expense is primarily attributable to interest expense resulting from the sale of participation interest in the Company’s $24.0 million Mortgage Note as defined and further described in Note 4, “Commercial Loans and Investments” in the Notes to the Financial Statements.

Net Income (Loss)

Net income totaled $4.5 million and net loss totaled $1.8 million during the three months ended June 30, 2026 and 2025, respectively. The $6.3 million increase in net income is attributable to the factors described above, most notably the $4.6 million increase in interest income from commercial loans and investments and the $2.4 million decrease in provision for impairment, which is partially offset by the $0.9 million decrease in gains on sales of properties.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

The following presents the Company’s results of operations for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025 (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025	$ Variance	% Variance
Revenues:
Lease Income	$25,239	$23,848	$1,391	5.8%
Interest Income from Commercial Loans and Investments	13,089	5,038	8,051	159.8%
Other Revenue	80	183	(103)	(56.3)%
Total Revenues	38,408	29,069	9,339	32.1%
Operating Expenses:
Real Estate Expenses	4,387	4,139	248	6.0%
General and Administrative Expenses	3,887	3,413	474	13.9%
Provision for Impairment	885	4,834	(3,949)	(81.7)%
Depreciation and Amortization	14,020	14,012	8	0.1%
Total Operating Expenses	23,179	26,398	(3,219)	(12.2)%
Gain on Disposition of Assets	97	2,089	(1,992)	(95.4)%
Net Income from Operations	15,326	4,760	10,566	222.0%
Investment and Other Income	455	92	363	394.6%
Interest Expense	(8,932)	(7,912)	(1,020)	(12.9)%
Net Income (Loss)	6,849	(3,060)	9,909	323.8%
Less: Net Loss (Income) Attributable to Noncontrolling Interest	(473)	240	(713)	(297.1)%
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$6,376	$(2,820)	$9,196	326.1%

Lease Income and Real Estate Expenses

Revenue from our property operations totaled $25.2 million and $23.8 million during the six months ended June 30, 2026 and 2025, respectively. The $1.4 million increase in lease income is primarily attributable to an increase in rents due to the volume of property acquisitions versus dispositions. The direct costs of revenues for our income properties totaled $4.4 million and $4.1 million during the six months ended June 30, 2026 and 2025, respectively. The $0.3 million increase in the direct cost of revenues is reflective of increased expenses.

Commercial Loans and Investments

Interest income from commercial loans and investments totaled $13.1 million and $5.0 million for the six months ended June 30, 2026 and 2025, respectively. The $8.1 million increase in income is attributable to the expanded portfolio of commercial loans and investments which, as of June 30, 2026, was comprised of nine construction/ redevelopment loans, four mortgage notes, four properties acquired pursuant to sale-leaseback transactions whereby the tenants have future repurchase rights, and one sales-type lease. As of June 30, 2025, the Company’s portfolio of commercial loans and investments was comprised of six construction loans, five mortgage notes, and three properties acquired pursuant to sale-leaseback transactions whereby the tenants have future repurchase rights.

Other Revenue

Other revenue totaled $0.1 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively. The revenue is attributable to fees earned from a revenue sharing agreement the Company entered into with CTO as further described in Note 19, “Related Party Management Company” in the Notes to the Financial Statements. The $0.1 million decrease is attributable to the sale of properties resulting in less assets under management during the six months ended June 30, 2026.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025 (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025	$ Variance	% Variance
Management Fee to Manager	$2,661	$2,196	$465	21.2%
Director Compensation Expense	254	255	(1)	(0.4%)
Director & Officer Insurance Expense	136	136	—	— %
Additional General and Administrative Expense	836	826	10	1.2%
Total General and Administrative Expenses	$3,887	$3,413	$474	13.9%

General and administrative expenses totaled $3.9 million and $3.4 million during the six months ended June 30, 2026 and 2025, respectively. The $0.5 million increase is primarily the result of increases in the management fee due to an increase in the weighted average of the Company’s equity base.

Provision for Impairment

As further described in Note 7, “Provision for Impairment”, during the six months ended June 30, 2026, the Company recorded a $0.2 million impairment charge representing the provision for losses related to certain income properties, for which the Company’s current intent is to dispose of such properties in order to facilitate the re-investment of the proceeds therefrom into new investment opportunities, and a $0.7 million impairment charge which represents the CECL reserve related to our commercial loans and investments. During the six months ended June 30, 2025, the Company recorded a $4.6 million impairment charge representing the provision for losses related to our income properties, and a $0.2 million impairment charge which represents the CECL reserve related to our commercial loans and investments.

Depreciation and Amortization

Depreciation and amortization expense totaled $14.0 million during the six months ended June 30, 2026 and 2025.

Gain on Disposition of Assets

During the six months ended June 30, 2026, the Company sold three properties for an aggregate sales price of $5.8 million, generating aggregate gains on sale of $0.1 million. During the six months ended June 30, 2025, the Company sold eight properties for an aggregate sales price of $28.2 million, generating aggregate gains on sale of $2.1 million.

Investment and Other Income

Investment and other income totaled $0.5 million and $0.1 million during the six months ended June 30, 2026 and 2025, respectively. The $0.4 million increase is primarily due to the receipt of a $0.3 million nonrefundable deposit forfeited by a potential buyer on a property that was previously under contract for sale.

Interest Expense

Interest expense totaled $8.9 million and $7.9 million during the six months ended June 30, 2026 and 2025, respectively. The $1.0 million increase in interest expense is attributable to the higher average outstanding balance on the Company’s Credit Facility as well as $0.5 million of interest expense resulting from the sale of participation interest in the Company’s $24.0 million Mortgage Note as defined and further described in Note 4, “Commercial Loans and Investments” in the Notes to the Financial Statements. The overall increase in the Company’s long-term debt was primarily utilized to fund the acquisition of properties and commercial loans and investments during the six months ended June 30, 2026.

Net Income (Loss)

Net income totaled $6.8 million and net loss totaled $3.1 million during the six months ended June 30, 2026 and 2025, respectively. The $9.9 million increase in net income is attributable to the factors described above, most notably the $8.1 million increase in interest income from commercial loans and investments.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $26.1 million as of June 30, 2026, including restricted cash of $23.3 million. See Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance as of June 30, 2026.

Long-Term Debt. As of June 30, 2026, the commitment level under the Revolving Facility was $250.0 million, and the Company had an outstanding balance of $169.5 million and $80.5 million of available capacity. The Company also had $200.0 million in term loans outstanding as of June 30, 2026. See Note 13, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance as of June 30, 2026.

Acquisitions and Dispositions. As further described in Note 3, “Property Portfolio,” during the six months ended June 30, 2026, the Company acquired four properties for a combined purchase price of $46.8 million, including capitalized acquisition costs. Of the total acquisitions, the Company acquired two properties for a combined purchase price of $20.5 million, including capitalized acquisition costs. The remaining $26.3 million of total acquisition costs are attributable to (i) the acquisition of the 2026 Sale-Leaseback Property for a purchase price of $10.0 million and (ii) the acquisition of the 2026 Sales-Type Lease for $16.3 million. During the six months ended June 30, 2026, the Company sold three properties for an aggregate sales price of $5.8 million, generating aggregate gains on sale of $0.1 million.

ATM Program. During the six months ended June 30, 2026, the Company sold 2,801,075 shares under the 2022 ATM Program for gross proceeds of $54.1 million at a weighted average price of $19.31 per share, generating net proceeds of $53.3 million after deducting transaction fees totaling $0.8 million. During the six months ended June 30, 2026, the Company sold 342,540 shares under the 2025 Preferred Stock ATM Program for gross proceeds of $8.6 million at a weighted average price of $25.17 per share, generating net proceeds of $8.4 million after deducting transaction fees totaling less than $0.2 million.

Capital Expenditures. As of June 30, 2026, the Company has committed to fund certain capital improvements related to several properties, which include tenant improvements, landlord work, leasing commissions, and other capital improvements. As of June 30, 2026, the commitments totaled $2.0 million, of which $0.6 million has been paid, leaving a remaining commitment of $1.4 million. The improvements are generally expected to be completed within 12 months of June 30, 2026. Additionally, as of June 30, 2026, the Company has unfunded loan commitments under the Company’s nine construction/redevelopment loans as described in Note 4, “Commercial Loans and Investments”. The unfunded portion of the construction/redevelopment loans totaled $85.4 million as of June 30, 2026.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, proceeds from the completion of the sale of assets utilizing the reverse like-kind 1031 exchange structure, $25.8 million of availability under the 2022 ATM Program, $24.3 million of availability under the 2025 Preferred Stock ATM Program, and $80.5 million of available capacity on the existing $250.0 million Revolving Facility.

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

Reconciliation of Non-GAAP Measures (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Income (Loss)	$4,492	$(1,782)	$6,849	$(3,060)
Depreciation and Amortization	6,805	6,705	14,020	14,012
Provision for Impairment	377	2,803	885	4,834
Gain on Disposition of Assets	—	(938)	(97)	(2,089)
Funds From Operations	$11,674	$6,788	$21,657	$13,697
Distributions to Preferred Stockholders	(1,187)	—	(2,309)	—
Funds From Operations Attributable to Common Stockholders	$10,487	$6,788	$19,348	$13,697
Adjustments:
Amortization of Intangible Assets and Liabilities to Lease Income	(241)	(166)	(477)	(246)
Straight-Line Rent Adjustment	(160)	(231)	(317)	(362)
Non-Cash Compensation	95	95	190	190
Amortization of Deferred Financing Costs to Interest Expense	303	205	568	394
Other Non-Cash Adjustments	73	51	151	108
Adjusted Funds From Operations Attributable to Common Stockholders	$10,557	$6,742	$19,463	$13,781

Weighted Average Number of Common Shares:
Basic	17,066,917	14,202,796	16,310,036	14,414,682
Diluted	18,290,771	15,426,650	17,533,890	15,638,536

Supplemental Disclosure:
PIK Interest Earned	$879	$—	$1,473	$—
PIK Interest Paid	—	—	50	—
PIK Interest Earned in Excess of Cash Paid	$879	$—	$1,423	$—

Other Data (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
FFO Attributable to Common Stockholders	$10,487	$6,788	$19,348	$13,697
FFO Attributable to Common Stockholders per Diluted Share	$0.57	$0.44	$1.10	$0.88

AFFO Attributable to Common Stockholders	$10,557	$6,742	$19,463	$13,781
AFFO Attributable to Common Stockholders per Diluted Share	$0.58	$0.44	$1.11	$0.88

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease. As required by GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled two properties for a combined purchase price of $20.5 million, including capitalized acquisition costs, for the six months ended June 30, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13(a)-15 and 15(d)-15 of the Exchange Act was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

ITEM 1A. RISK FACTORS

As of June 30, 2026, there have been no material changes in our risk factors from those set forth under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”). The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

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

ALPINE INCOME PROPERTY TRUST, INC.
(Registrant)

July 23, 2026	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

July 23, 2026	By:	/s/ Philip R. Mays
Philip R. Mays, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
July 23, 2026	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)