Form 10-Q
period 2026-09-30
Alpine Income Property Trust, Inc.
filed 2026-10-22
CIK 1786117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the registrant’s common stock outstanding on October 17, 2026 was 17,940,667.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	September 30, 2026	December 31, 2025
ASSETS
Real Estate:
Land, at Cost	$175,167	$151,628
Building and Improvements, at Cost	373,114	344,138
Total Real Estate, at Cost	548,281	495,766
Less, Accumulated Depreciation	(66,967)	(54,446)
Real Estate—Net	481,314	441,320
Assets Held for Sale	966	8,077
Commercial Loans and Investments	231,421	167,553
Cash and Cash Equivalents	11,722	4,589
Restricted Cash	19,139	34,410
Intangible Lease Assets—Net	47,888	48,925
Straight-Line Rent Adjustment	2,597	2,092
Other Assets	26,059	8,908
Total Assets	$821,106	$715,874
LIABILITIES AND EQUITY
Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	$16,647	$7,877
Prepaid Rent and Deferred Revenue	14,286	14,031
Intangible Lease Liabilities—Net	6,120	4,971
Obligation Under Participation Agreement	18,519	10,000
Long-Term Debt—Net	396,676	377,739
Total Liabilities	452,248	414,618
Commitments and Contingencies—See Note 20
Equity:
Preferred Stock, 100 million shares authorized, $0.01 par value per share, 8.00% Series A Cumulative Redeemable Preferred Stock, $25.00 Per Share Liquidation Preference, 2,489,747 shares issued and outstanding as of September 30, 2026 and 2,083,328 shares issued and outstanding as of December 31, 2025	25	21
Common Stock, $0.01 par value per share, 500 million shares authorized, 17,935,407 shares issued and outstanding as of September 30, 2026 and 14,783,419 shares issued and outstanding as of December 31, 2025	179	148
Additional Paid-in Capital	383,408	313,690
Dividends in Excess of Net Income	(43,689)	(35,276)
Accumulated Other Comprehensive Income	7,452	1,293
Stockholders' Equity	347,375	279,876
Noncontrolling Interest	21,483	21,380
Total Equity	368,858	301,256
Total Liabilities and Equity	$821,106	$715,874

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues:
Lease Income	$12,812	$12,122	$38,051	$35,970
Interest Income from Commercial Loans and Investments	7,611	2,320	20,700	7,358
Other Revenue	37	121	117	304
Total Revenues	20,460	14,563	58,868	43,632
Operating Expenses:
Real Estate Expenses	2,095	1,891	6,482	6,030
General and Administrative Expenses	2,009	1,695	5,896	5,108
Provision for Impairment and Adjustment to CECL Reserve	(76)	1,915	809	6,749
Depreciation and Amortization	6,881	6,597	20,901	20,609
Total Operating Expenses	10,909	12,098	34,088	38,496
Gain (Loss) on Disposition of Assets	272	(46)	369	2,043
Net Income From Operations	9,823	2,419	25,149	7,179
Investment and Other Income	17	68	472	160
Interest Expense	(4,828)	(3,910)	(13,760)	(11,822)
Net Income (Loss)	5,012	(1,423)	11,861	(4,483)
Less: Net Loss (Income) Attributable to Noncontrolling Interest	(324)	113	(797)	353
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	4,688	(1,310)	11,064	(4,130)
Less: Distributions to Preferred Stockholders	(1,245)	—	(3,554)	—
Net Income (Loss) Attributable to Common Stockholders	$3,443	$(1,310)	$7,510	$(4,130)

Per Common Share Data:
Net Income (Loss) Attributable to Common Stockholders
Basic	$0.19	$(0.09)	$0.45	$(0.29)
Diluted	$0.18	$(0.09)	$0.42	$(0.29)

Weighted Average Number of Common Shares:
Basic	17,694,160	14,158,190	16,776,481	14,328,245
Diluted	18,918,014	15,382,044	18,000,335	15,552,099

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Income (Loss)	$5,012	$(1,423)	$11,861	$(4,483)
Other Comprehensive Income (Loss)
Cash Flow Hedging Derivative - Interest Rate Swaps	4,601	(1,157)	6,591	(4,860)
Total Other Comprehensive Income (Loss)	4,601	(1,157)	6,591	(4,860)
Total Comprehensive Income (Loss)	$9,613	$(2,580)	$18,452	$(9,343)
Less: Comprehensive Loss (Income) Attributable to Noncontrolling Interest
Net Loss (Income) Attributable to Noncontrolling Interest	(324)	113	(797)	353
Other Comprehensive Loss (Income) Attributable to Noncontrolling Interest	(297)	92	(432)	381
Comprehensive Loss (Income) Attributable to Noncontrolling Interest	(621)	205	(1,229)	734
Comprehensive Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$8,992	$(2,375)	$17,223	$(8,609)

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

For the three months ended September 30, 2026:

	Preferred Stock at Par	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance July 1, 2026	$24	$176	$375,337	$(41,394)	$3,148	$337,291	$21,252	$358,543
Net Income	—	—	—	4,688	—	4,688	324	5,012
Common Stock Issuances to Directors	—	—	95	—	—	95	—	95
Stock Issuance, Net of Equity Issuance Costs	1	3	7,976	—	—	7,980	—	7,980
Preferred Stock Dividends ($0.500 per share)	—	—	—	(1,245)	—	(1,245)	—	(1,245)
Common Stock Dividends ($0.320 per share)	—	—	—	(5,738)	—	(5,738)	(390)	(6,128)
Other Comprehensive Income	—	—	—	—	4,304	4,304	297	4,601
Balance September 30, 2026	$25	$179	$383,408	$(43,689)	$7,452	$347,375	$21,483	$368,858

For the three months ended September 30, 2025:

	Preferred Stock at Par	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance July 1, 2025	$—	$142	$253,067	$(26,721)	$3,357	$229,845	$22,242	$252,087
Net Loss	—	—	—	(1,310)	—	(1,310)	(113)	(1,423)
Common Stock Issuances to Directors	—	—	95	—	—	95	—	95
Common Stock Dividends ($0.285 per share)	—	—	—	(4,036)	—	(4,036)	(349)	(4,385)
Other Comprehensive Loss	—	—	—	—	(1,065)	(1,065)	(92)	(1,157)
Balance September 30, 2025	$—	$142	$253,162	$(32,067)	$2,292	$223,529	$21,688	$245,217

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except per share data)

For the nine months ended September 30, 2026:

	Preferred Stock at Par	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2026	$21	$148	$313,690	$(35,276)	$1,293	$279,876	$21,380	$301,256
Net Income	—	—	—	11,064	—	11,064	797	11,861
Common Stock Issuances to Directors	—	—	285	—	—	285	—	285
Stock Issuance, Net of Equity Issuance Costs	4	31	69,433	—	—	69,468	—	69,468
Preferred Stock Dividends ($1.500 per share)	—	—	—	(3,554)	—	(3,554)	—	(3,554)
Common Stock Dividends ($0.920 per share)	—	—	—	(15,923)	—	(15,923)	(1,126)	(17,049)
Other Comprehensive Income	—	—	—	—	6,159	6,159	432	6,591
Balance September 30, 2026	$25	$179	$383,408	$(43,689)	$7,452	$347,375	$21,483	$368,858

For the nine months ended September 30, 2025:

	Preferred Stock at Par	Common Stock at Par	Additional Paid-in Capital	Dividends in Excess of Net Income	Accumulated Other Comprehensive Income	Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance January 1, 2025	$—	$147	$261,831	$(15,722)	$6,771	$253,027	$23,468	$276,495
Net Loss	—	—	—	(4,130)	—	(4,130)	(353)	(4,483)
Common Stock Repurchases	—	(5)	(8,793)	—	—	(8,798)	—	(8,798)
Common Stock Issuances to Directors	—	—	195	—	—	195	—	195
Payment of Equity Issuance Costs	—	—	(71)	—	—	(71)	—	(71)
Common Stock Dividends ($0.855 per share)	—	—	—	(12,215)	—	(12,215)	(1,046)	(13,261)
Other Comprehensive Loss	—	—	—	—	(4,479)	(4,479)	(381)	(4,860)
Balance September 30, 2025	$—	$142	$253,162	$(32,067)	$2,292	$223,529	$21,688	$245,217

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash Flow From Operating Activities:
Net Income (Loss)	$11,861	$(4,483)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided By Operating Activities:
Depreciation and Amortization	20,901	20,609
Amortization of Intangible Lease Assets and Liabilities to Lease Income	(733)	(422)
Amortization of Deferred Financing Costs to Interest Expense	871	591
Accretion of Commercial Loans and Investments Origination Fees	(1,024)	(324)
Paid-In-Kind Accrued Interest	(2,323)	—
Gain on Disposition of Assets	(369)	(2,043)
Provision for Impairment and Adjustment to CECL Reserve	809	6,749
Non-Cash Compensation	285	285
Decrease (Increase) in Assets:
Straight-Line Rent Adjustment	(508)	(539)
Other Assets	(8,942)	74
Increase (Decrease) in Liabilities:
Accounts Payable, Accrued Expenses, and Other Liabilities	3,029	(185)
Prepaid Rent and Deferred Revenue	(11,255)	124
Net Cash Provided By Operating Activities	12,602	20,436
Cash Flow From Investing Activities:
Acquisition of Real Estate Including Intangible Lease Assets and Liabilities	(55,044)	(61,057)
Investments in and Improvements to Real Estate	(1,504)	(6,457)
Proceeds from Disposition of Assets	5,910	32,644
Acquisition of Commercial Loans and Investments	(97,183)	(63,418)
Principal Payments Received on Commercial Loans and Investments	36,014	50,465
Proceeds from Sale of Participation Interest	10,763	—
Payments on Participation Obligation	(2,244)	(11,403)
Cash Received for Commercial Loan Reserves	17,422	3,218
Net Cash Used In Investing Activities	(85,866)	(56,008)
Cash Flow from Financing Activities:
Proceeds from Long-Term Debt	356,088	115,500
Payments on Long-Term Debt	(335,588)	(59,000)
Cash Paid for Loan Fees	(4,239)	(111)
Repurchases of Common Stock	—	(8,798)
Proceeds From Stock Issuances, Net	69,468	(71)
Dividends Paid - Preferred Stock	(3,554)	—
Dividends Paid - Common Stock	(17,049)	(13,261)
Net Cash Provided By Financing Activities	65,126	34,259
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(8,138)	(1,313)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	38,999	7,951
Cash and Cash Equivalents and Restricted Cash, End of Period	$30,861	$6,638

Reconciliation of Cash to the Consolidated Balance Sheets:
Cash and Cash Equivalents	$11,722	$1,183
Restricted Cash	19,139	5,455
Total Cash	$30,861	$6,638

The accompanying notes are an integral part of these consolidated financial statements.

ALPINE INCOME PROPERTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$13,595	$10,962

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Unrealized Gain (Loss) on Cash Flow Hedge	$6,591	$(4,860)

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

Our income property portfolio consists of 130 net leased properties located in 31 states. The properties in our portfolio are primarily subject to long-term, net leases, which generally require the tenant to pay directly or reimburse us for property operating expenses such as real estate taxes, insurance, assessments and other governmental fees, utilities, repairs and maintenance and certain capital expenditures. The Company also originates and acquires commercial loans and investments. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate. As more fully described in Note 4, “Commercial Loans and Investments,” the four Sale-Leaseback Properties and the 2026 Sales-Type Lease (defined in Note 3 below), are accounted for as financing arrangements. However, because the Sale-Leaseback Properties and the 2026 Sales-Type Lease constitute real estate assets for both legal and tax purposes, we include the Sale-Leaseback Properties and the 2026 Sales-Type Lease in the property portfolio when describing our property portfolio and for purposes of providing statistics related thereto.

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

ORGANIZATION

The Company is a Maryland corporation that was formed on August 19, 2019. On November 26, 2019, the Company closed its initial public offering (“IPO”). We are externally managed by our Manager and conduct the substantial majority of our operations through Alpine Income Property OP, LP (the “Operating Partnership”). Our wholly owned subsidiary, Alpine Income Property GP, LLC (“PINE GP”), is the sole general partner of the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. As of September 30, 2026, we have a total common ownership interest in the Operating Partnership of 93.6%, with CTO holding, directly and indirectly, a 6.4% common ownership interest in the Operating Partnership. We also own 100% of the Series A Preferred Units of the Operating Partnership underlying the Series A Preferred Stock (hereinafter defined). Our interest in the Operating Partnership generally entitles us to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to our percentage ownership. We, through PINE GP, generally have the exclusive power under the partnership agreement to manage and conduct the business and affairs of the Operating Partnership, subject to certain approval and voting rights of the limited partners. Our Board of Directors (the “Board”) oversees our business and affairs.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and the results of operations for the interim periods.

The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026.

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

REAL ESTATE

The Company’s real estate assets are comprised of the properties in its portfolio, and are carried at cost, less accumulated depreciation, amortization, and impairment losses, if any. Such properties are depreciated on a straight-line basis over their estimated useful lives. Renewals and betterments are capitalized to the applicable property accounts. The cost of maintenance and repairs is expensed as incurred. The cost of property retired or otherwise disposed of, and the related accumulated depreciation or amortization, are removed from the accounts, and any resulting gain or loss is recorded in the statement of operations. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the three months ended September 30, 2026 and 2025, was $4.3 million and $4.5 million, respectively. The amount of depreciation of real estate, exclusive of amortization related to intangible assets, recognized for the nine months ended September 30, 2026 and 2025, was $13.1 million and $14.0 million, respectively.

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

The collectability of tenant receivables and straight-line rent adjustments is determined based on, among other things, the aging of the tenant receivable, management’s evaluation of credit risk associated with the tenant and industry of the tenant, and a review of specifically identified accounts using judgment. As of September 30, 2026 and December 31, 2025, the Company’s allowance for doubtful accounts totaled $0.3 million and $0.2 million, respectively. There was no bad debt expense charged to revenue for the three months ended September 30, 2026, compared to a benefit of $0.1 million for the three months ended September 30, 2025. Bad debt expense charged to revenue totaled less than $0.1 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Sales of participations in commercial loans and investments are evaluated for achievement of the characteristics of participating interest pursuant to ASC 860, Transfers and Servicing. If the sale of a participation has all of the characteristics of a participating interest, it achieves sale accounting, and the commercial loan or investment is presented net of the participating interest. If the sale of a participation does not have all of the characteristics of a participating interest, it does not achieve sale accounting and is treated as a secured borrowing. As of September 30, 2026, the Company’s participation in commercial loans and investments purchased by a third-party did not achieve sale accounting and has been presented as an Obligation under Participation Agreement within the liabilities portion of the Company’s consolidated balance sheets.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, bank demand accounts, and money market accounts having original maturities of 90 days or less. The Company’s bank balances as of September 30, 2026 and December 31, 2025 include certain amounts over the Federal Deposit Insurance Corporation limits. The carrying value of cash and cash equivalents is reported at Level 1 in the fair value hierarchy, which represents valuation based upon quoted prices in active markets for identical assets or liabilities.

RESTRICTED CASH

Restricted cash totaled $19.1 million as of September 30, 2026, all of which is being held in interest, real estate tax, insurance, and/or capital expenditure reserve accounts related to the Company’s portfolio of commercial loans and investments.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial assets and liabilities including cash and cash equivalents, restricted cash, accounts receivable included in other assets, accounts payable, and accrued expenses and other liabilities as of September 30, 2026 and December 31, 2025, approximate fair value because of the short maturity of these instruments. The carrying value of the Revolving Facility, hereinafter defined, approximates current market rates for revolving credit arrangements with similar risks and maturities. The Company estimates the fair value of its commercial loans and investments and term loans based on incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturity and on the discounted estimated future cash payments to be made for other debt. The discount rate used to calculate the fair value of debt approximates current lending rates for loans and assumes the debt is outstanding through maturity. Since such amounts are estimates that are based on limited available market information for similar transactions, which is a Level 2 non-recurring measurement, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

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

The Company may, from time to time, sell shares of common stock under its Common Stock ATM Program (hereinafter defined) through forward sale agreements. Forward sale agreements that meet the criteria for equity classification under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, are classified as equity, and no amounts are recognized in the consolidated financial statements until settlement. Prior to settlement, the potential dilutive effect of any outstanding forward sale agreements is reflected in diluted earnings per common share using the treasury stock method in accordance with FASB ASC Topic 260, Earnings Per Share.

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

CONCENTRATION OF CREDIT RISK

Certain individual tenants in the Company’s portfolio of properties accounted for more than 10% of lease income from the Company’s income properties during the nine months ended September 30, 2026 and 2025.

During the nine months ended September 30, 2026, Lowe’s and Dick’s Sporting Goods accounted for 13% and 10% of lease income revenue, respectively. During the nine months ended September 30, 2025, Lowe’s and Dick’s Sporting Goods each accounted for 11% of lease income revenue.

As of September 30, 2026 and December 31, 2025, 14% of the Company’s income property portfolio, based on square footage, was located in the state of Texas.

RECLASSIFICATIONS

Certain items in the prior period’s consolidated statements of cash flows have been reclassified to conform to the presentation for the three and nine months ended September 30, 2026. Specifically, (i) cash received for commercial loan reserves was reclassified from cash flow from operating activities to cash flow from investing activities and (ii) cash used for investments in and improvements to real estate was reclassified from cash used for the acquisition of real estate. There was no impact to retained earnings as a result of the reclassifications.

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

NOTE 3. PROPERTY PORTFOLIO

As of September 30, 2026, the Company’s income property portfolio consisted of 130 properties, including five properties classified as commercial loans and investments, with total square footage of 4.8 million.

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

The components of leasing revenue are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Lease Income
Lease Payments	$11,449	$10,628	$33,261	$31,443
Variable Lease Payments	1,363	1,494	4,790	4,527
Total Lease Income	$12,812	$12,122	$38,051	$35,970

Minimum Future Rental Receipts. Minimum future rental receipts under non-cancelable operating leases, excluding percentage rent and other lease payments that are not fixed and determinable, having remaining terms in excess of one year subsequent to September 30, 2026, are summarized as follows (in thousands):

Year Ending December 31,	Amounts
Remainder of 2026	$11,817
2027	45,883
2028	40,936
2029	35,200
2030	30,207
2031	26,769
2032 and Thereafter (Cumulative)	95,502
Total	$286,314

2026 Activity. During the nine months ended September 30, 2026, the Company acquired seven properties for a combined purchase price of $86.3 million, including capitalized acquisition costs. Of the total acquisitions, the Company acquired five properties for a combined purchase price of $60.0 million, including capitalized acquisition costs, and those five properties were subject to purchase accounting for acquisitions subject to a lease, of which $20.8 million was allocated to land, $29.9 million was allocated to buildings and improvements, $6.5 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value, $2.1 million was allocated to intangible liabilities for the below market lease value, and $4.9 million was allocated to the right-of-use asset for the favorable terms of an acquired operating ground lease. The weighted average amortization period for the intangible assets and liabilities was 5.3 years at acquisition. The remaining $26.3 million of total acquisition costs are attributable to (i) the acquisition of one property for a purchase price of $10.0 million through a sale-leaseback transaction that includes a tenant repurchase option (the “2026 Sale-Leaseback Property”) and (ii) the acquisition of a property subject to a ground lease for $16.3 million which qualifies as a sales-type lease (the “2026 Sales-Type Lease”). Pursuant to FASB ASC Topic 842, Leases, GAAP requires that the 2026 Sale-Leaseback Property and the 2026 Sales-Type Lease be accounted for as financing arrangements, and accordingly the related assets and corresponding revenue are included in the Company’s commercial loans and investments in the accompanying consolidated balance sheets and consolidated statement of operations. However, as the 2026 Sale-Leaseback Property and the 2026 Sales-Type Lease both constitute real estate assets for both legal and tax purposes, we include them in the property portfolio when describing our property portfolio and for purposes of providing statistics related thereto.

During the nine months ended September 30, 2026, the Company sold four properties for an aggregate sales price of $6.2 million, generating aggregate gains on sale of $0.4 million.

2025 Activity. During the nine months ended September 30, 2025, the Company acquired five properties for a combined purchase price of $61.1 million, including capitalized acquisition costs. The properties are located in five different states, leased to four different tenants, and had a weighted average remaining lease term of 13.6 years at the time of acquisition. Of the total acquisition cost, $24.3 million was allocated to land, $28.8 million was allocated to buildings and improvements, and $8.0 million was allocated to intangible assets pertaining to the in-place lease value, leasing fees, and above market lease value. The weighted average amortization period for the intangible assets was 13.6 years at acquisition.

During the nine months ended September 30, 2025, the Company sold 11 properties for an aggregate sales price of $34.3 million, generating aggregate gains on sale of $2.0 million.

NOTE 4. COMMERCIAL LOANS AND INVESTMENTS

2026 Activity. During the nine months ended September 30, 2026, the Company originated two commercial loans for $72.0 million with an initial yield of 11% and acquired the 2026 Sale-Leaseback Property for a purchase price of $10.0 million and the 2026 Sales-Type Lease for $16.3 million. Additionally, during the nine months ended September 30, 2026, the total face amounts of two loan investments were upsized by an aggregate of $33.7 million. In the aggregate, during the nine months ended September 30, 2026, commercial loan and investment volume totaled $132.0 million, of which $76.8 million was funded, and $1.3 million of origination fees were received. Additionally, the Company funded $24.0 million for existing loans and received $36.0 million of principal repayments from borrowers during the nine months ended September 30, 2026. Of the total amount funded, during the nine months ended September 30, 2026, $2.3 million was non-cash paid-in-kind accrued interest.

During the nine months ended September 30, 2026, the Company upsized and funded the 2025 Mortgage Note (hereinafter defined) by an additional $31.8 million and sold an additional $10.8 million A-1 participation interest in the 2025 Mortgage Note (the “2026 Loan Participation Sale”). In the aggregate, the initial 2025 Mortgage Note totaled $61.3 million and the initial A-1 participation interest, which is entitled to a 10.0% yield on its respective portion of the outstanding principal balance and has priority preference with respect to all principal and interest payments of the 2025 Mortgage Note, totaled $20.8 million. The 2026 Loan Participation Sale did not achieve sale accounting pursuant to ASC 860, Transfers and Servicing, and accordingly, is treated as a secured borrowing. See Note 12, “Obligation Under Participation Agreement” for further information.

2025 Activity. During the nine months ended September 30, 2025, the Company originated six commercial loans for an investment volume of $56.3 million at a weighted average initial cash yield of 10.1% and one $2.0 million short-term mortgage note with an initial cash yield of 16.5%, that was repaid in full on July 2, 2025. Additionally, during the nine months ended September 30, 2025, the Company amended four existing commercial loan investments whereby certain maturity dates were extended and the total face amounts of three investments were upsized by an aggregate of $18.4 million. In the aggregate, during the nine months ended September 30, 2025, commercial loan and investment volume totaled $74.8 million, of which $51.0 million was funded and $0.5 million of origination fees were received during the same period. Additionally, the Company funded $12.9 million for existing construction loans and received $50.5 million of principal repayments from borrowers during the nine months ended September 30, 2025.

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

Other Activity. During the year ended December 31, 2024, the Company acquired three single-tenant income properties in the greater Tampa Bay, Florida area. The acquisitions of the three properties and the 2026 Sale-Leaseback Property (collectively, the “Sale-Leaseback Properties”) were structured as sale-leaseback transactions that include tenant repurchase options. Pursuant to FASB ASC Topic 842, Leases, the future repurchase rights present in the lease agreements preclude the transactions from being accounted for as real estate acquisitions. During the nine months ended September 30, 2026, the Company acquired the 2026 Sales-Type Lease which qualifies as a sales-type lease pursuant to FASB ASC Topic 842, Leases. Accordingly, for GAAP purposes, the acquisitions of the Sale-Leaseback Properties and the 2026 Sales-Type Lease are accounted for as financing arrangements, and the related assets and corresponding revenue are included in the Company’s commercial loans and investments on its consolidated balance sheets and consolidated statements of operations. The Company has imputed interest on the leases for the properties which is recognized as interest income from commercial loans and investments on the accompanying consolidated statements of operations.

The Company’s commercial loans and investments were comprised of the following at September 30, 2026 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – Wawa Land Development – Greenwood, IN	July 2023	July 2027	$16,700	$14,944	$14,918	10.00%
Construction Loan – Wawa Land Development – Antioch, TN	October 2023	October 2026	7,425	7,421	7,439	10.25%
Sale-Leaseback – Bradenton Beach, FL	August 2024	August 2029 (1)	9,608	9,452	9,452	8.30%
Sale-Leaseback – Anna Maria, FL	August 2024	August 2029 (1)	16,408	16,141	16,141	8.30%
Sale-Leaseback – Long Boat Key, FL	August 2024	August 2029 (1)	5,408	5,321	5,321	8.30%
Construction Loan – Cornerstone Exchange – Daytona Beach, FL	May 2025	April 2027	23,905	10,306	10,246	10.00%
Mortgage Note – Industrial – Fremont, CA	August 2025	August 2027	24,000	24,000	23,863	11.00%
Mortgage Note – Luxury Residential Development – Austin, TX (2)	October 2025	October 2028	61,250	59,717	58,811	16.00%	(3)
Construction Loan – Mixed-Use Development – Lake Toxaway, NC	October 2025	October 2027	13,500	11,279	11,206	16.00%	(4)
Construction Loan – Costco Mixed-Use Development – Atlanta, GA	October 2025	November 2027	4,500	2,452	2,427	11.00%
Redevelopment Loan – Mixed-Use Redevelopment – Denver, CO	December 2025	December 2028	13,500	9,364	9,212	12.00%	(5)
Mortgage Note – Mixed-Use Development – Herndon, VA	December 2025	September 2028	20,000	20,307	20,143	12.00%	(6)
Sale-Leaseback – Aspen, CO	January 2026	June 2027 (1)	10,000	9,995	9,995	8.39%
Construction Loan – Retail Development – Covington, GA	March 2026	April 2028	32,000	10,118	9,888	13.00%	(7)
Construction Loan – Retail Development – Lexington, KY	May 2026	June 2028	40,000	8,718	8,471	10.00%
Sales-Type Lease – Denver, CO	June 2026	September 2039	16,257	16,246	16,246	8.11%
			$314,461	$235,780	$233,779
CECL Reserve					(2,358)
Total Commercial Loans and Investments					$231,421
(1)	The maturity date reflects the date the tenant’s repurchase right first becomes exercisable pursuant to the lease agreement.
(2)	As of September 30, 2026, after adjusting for the A-1 participation interests, as described in Note 12, “Obligation Under Participation Agreement”, the Company’s net remaining investment, at face value, in the 2025 Mortgage Note is $41.2 million.
(3)	The coupon rate is comprised of 12.00% cash interest and 4.00% paid-in-kind.
(4)	The coupon rate is comprised of 13.00% cash interest and 3.00% paid-in-kind.
(5)	The coupon rate is comprised of 9.00% cash interest and 3.00% paid-in-kind.
(6)	The coupon rate is comprised of 10.00% cash interest and 2.00% paid-in-kind.
(7)	The coupon rate is comprised of 11.50% cash interest and 1.50% paid-in-kind.

The Company’s commercial loans and investments were comprised of the following at December 31, 2025 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Carrying Value	Coupon Rate
Construction Loan – Wawa Land Development – Greenwood, IN	July 2023	July 2026	$14,800	$9,144	$9,165	9.50%
Construction Loan – Wawa Land Development – Antioch, TN	October 2023	October 2026	7,425	6,309	6,317	10.25%
Construction Loan – Retail Outparcels – Lawrenceville, GA	January 2024	January 2026	7,200	1,099	1,095	11.25%
Construction Loan – Wawa Land Development – Mount Carmel, OH	June 2024	September 2026	6,127	6,127	6,127	11.50%
Sale-Leaseback – Bradenton Beach, FL	August 2024	August 2029 (1)	9,608	9,519	9,519	8.30%
Sale-Leaseback – Anna Maria, FL	August 2024	August 2029 (1)	16,408	16,256	16,256	8.30%
Sale-Leaseback – Long Boat Key, FL	August 2024	August 2029 (1)	5,408	5,358	5,358	8.30%
Mortgage Note – At Home Plaza – North Canton, OH	March 2025	March 2028	6,200	6,200	6,200	8.65%
Construction Loan – Retail Land Development – Stuart, FL	March 2025	March 2027	15,500	7,084	6,987	10.00%
Construction Loan – Cornerstone Exchange – Daytona Beach, FL	May 2025	April 2027	23,905	6,886	6,747	10.00%
Mortgage Note – Old Time Pottery – Orange Park, FL	June 2025	June 2028	4,000	4,000	4,000	8.00%
Mortgage Note – Industrial – Fremont, CA	August 2025	August 2027	24,000	24,000	23,751	11.00%
Mortgage Note – Commercial Building – Reno, NV	September 2025	September 2027	4,000	4,000	4,000	8.00%
Mortgage Note – Luxury Residential Development – Austin, TX (2)	October 2025	October 2028	29,500	28,627	28,070	17.00%	(3)
Construction Loan – Mixed-Use Development – Lake Toxaway, NC	October 2025	October 2027	13,500	6,938	6,813	16.00%	(4)
Construction Loan – Costco Mixed-Use Development – Atlanta, GA	October 2025	November 2027	4,500	879	838	11.00%
Redevelopment Loan – Mixed-Use Redevelopment – Denver, CO	December 2025	December 2028	13,500	8,519	8,317	12.00%	(5)
Mortgage Note – Mixed-Use Development – Herndon, VA	December 2025	September 2028	20,000	20,001	19,702	12.00%	(6)
			$225,581	$170,946	$169,262
CECL Reserve					(1,709)
Total Commercial Loans and Investments					$167,553
(1)	The maturity date reflects the date the tenant’s repurchase right first becomes exercisable pursuant to the lease agreement.
(2)	As of December 31, 2025, after adjusting for the A-1 participation interests, as described in Note 12, "Obligation Under Participation Agreement", the Company's net remaining investment, at face value, in the 2025 Mortgage Note is $18.6 million.
(3)	The coupon rate is comprised of 13.00% cash interest and 4.00% paid-in-kind.
(4)	The coupon rate is comprised of 13.00% cash interest and 3.00% paid-in-kind.
(5)	The coupon rate is comprised of 9.00% cash interest and 3.00% paid-in-kind.
(6)	The coupon rate is comprised of 10.00% cash interest and 2.00% paid-in-kind.

The carrying value of the commercial loans and investments consisted of the following at September 30, 2026 and December 31, 2025 (in thousands).

	As of
	September 30, 2026	December 31, 2025
Current Face Amount	$235,780	$170,946
Unaccreted Origination Fees	(2,001)	(1,684)
CECL Reserve	(2,358)	(1,709)
Total Commercial Loans and Investments	$231,421	$167,553

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying value and estimated fair value of the Company’s financial instruments not carried at fair value on the consolidated balance sheets at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Cash and Cash Equivalents - Level 1	$11,722	$11,722	$4,589	$4,589
Restricted Cash - Level 1	$19,139	$19,139	$34,410	$34,410
Commercial Loans and Investments - Level 2	$231,421	$241,007	$167,553	$179,214
Obligation Under Participation Agreement - Level 2	$18,519	$18,873	$10,000	$10,222
Long-Term Debt - Level 2	$396,676	$390,613	$377,739	$376,286

The estimated fair values are not necessarily indicative of the amount the Company could realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The following tables present the fair value of assets measured on a recurring basis by level as of September 30, 2026 and December 31, 2025 (in thousands). See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

		Fair Value at Reporting Date Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
2029 Term Loan Interest Rate Swap (1)	$2,830	$—	$2,830	$—
2031 Term Loan Interest Rate Swap (2)	$4,932	$—	$4,932	$—
Revolving Facility Interest Rate Swap (3)	$973	$—	$973	$—
December 31, 2025
2026 Term Loan Interest Rate Swap	$624	$—	$624	$—
2027 Term Loan Interest Rate Swap	$1,486	$—	$1,486	$—
Revolving Facility Interest Rate Swap	$34	$—	$34	$—
(1)	As of September 30, 2026, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 3.36% plus the applicable spread on the $100.0 million 2029 Term Loan (hereinafter defined) balance.
(2)	As of September 30, 2026, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus the applicable spread on the $100.0 million 2031 Term Loan (hereinafter defined) balance.
(3)	As of September 30, 2026, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 3.32% plus the applicable spread on $100.0 million of the outstanding balance on the Revolving Facility (hereinafter defined).

NOTE 6. INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consist of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs. Intangible assets and liabilities consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	As of
	September 30, 2026	December 31, 2025
Intangible Lease Assets:
Value of In-Place Leases	$61,974	$56,614
Value of Above Market In-Place Leases	1,824	1,708
Value of Intangible Leasing Costs	20,819	19,457
Sub-total Intangible Lease Assets	84,617	77,779
Accumulated Amortization	(36,729)	(28,854)
Sub-total Intangible Lease Assets—Net	47,888	48,925
Intangible Lease Liabilities:
Value of Below Market In-Place Leases	(9,760)	(7,763)
Sub-total Intangible Lease Liabilities	(9,760)	(7,763)
Accumulated Amortization	3,640	2,792
Sub-total Intangible Lease Liabilities—Net	(6,120)	(4,971)
Total Intangible Assets and Liabilities—Net	$41,768	$43,954

The following table reflects the net amortization of intangible assets and liabilities during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Amortization Expense	$2,623	$2,052	$7,792	$6,648
Accretion to Properties Revenue	(256)	(176)	(733)	(422)
Net Amortization of Intangible Assets and Liabilities	$2,367	$1,876	$7,059	$6,226

The estimated future amortization expense (income) related to net intangible assets and liabilities is as follows (in thousands):

Year Ending December 31,	Future Amortization Expense	Future Accretion to Property Revenue	Net Future Amortization of Intangible Assets and Liabilities
Remainder of 2026	$2,870	$(354)	$2,516
2027	10,091	(1,447)	8,644
2028	8,086	(1,183)	6,903
2029	6,903	(835)	6,068
2030	5,630	(520)	5,110
2031	4,923	(452)	4,471
2032 and Thereafter	8,375	(319)	8,056
Total	$46,878	$(5,110)	$41,768

As of September 30, 2026, the weighted average amortization period of both the total intangible assets and liabilities was 8.6 years.

NOTE 7. PROVISION FOR IMPAIRMENT AND ADJUSTMENT TO CECL RESERVE

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

During the nine months ended September 30, 2026, the Company recorded a $0.2 million impairment charge related to a property within the Company’s income properties segment, with no such charges during the three months ended September 30, 2026. The impairment charge was a result of the execution of a purchase and sale agreement during the nine months ended September 30, 2026, under which the contractual sales price, less the property’s carrying value and estimated costs to sell, results in an impairment. The impairment during the nine months ended September 30, 2026 is related to a property leased to Advance Auto Parts. The Company’s execution of the above-referenced purchase and sale agreement is consistent with the Company’s current intent to dispose of such property at a price less than its carrying value to facilitate the re-investment of the proceeds therefrom into new investment opportunities.

During the three and nine months ended September 30, 2025, the Company recorded $1.9 million and $6.6 million of impairment charges, respectively, with respect to certain properties within the Company’s income properties segment. The impairment charges are a result of the execution during the respective periods of letters of intent and/or purchase and sale agreements under which the expected sales prices, less the properties’ carrying values and estimated costs to sell, resulted in impairments. The impairments during the nine months ended September 30, 2025 are related to the following properties: (i) three convenience store properties, which were classified as held for sale; (ii) a property formerly leased to Party City; (iii) a property leased to At Home; (iv) a property formerly leased to Century Theater Center; and (v) three properties leased to Walgreens.

Commercial Loans and Investments. The Company evaluates the collectability of its commercial loans and investments, including sales-type lease investments, on a quarterly basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company accounts for provisions for expected credit losses in accordance with ASC Topic 326, Measurement of Credit Losses on Financial Instruments. Changes in the Company’s allowance for credit losses are presented within the provision for impairment and adjustment to CECL reserve in the accompanying consolidated statements of operations.

During the three and nine months ended September 30, 2026, the Company recorded charges of less than $0.1 million and $0.6 million, respectively, representing the provision for credit losses related to our commercial loans and investments. The impairment charges were driven by the initial estimated CECL allowance based on our investment activity as well as loan repayments during the three and nine months ended September 30, 2026. We are unable to use historical data to estimate expected credit losses as we have incurred no losses to date. Management utilizes a loss-rate method and considers macroeconomic factors to estimate its CECL allowance, which is calculated based on the amortized cost basis of the commercial loans.

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

NOTE 8. OTHER ASSETS

Other assets consisted of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Tenant Receivables—Net of Allowance for Doubtful Accounts (1)	$1,676	$889
Prepaid Insurance	38	250
Deposits on Acquisitions	200	—
Prepaid Expenses, Deposits, and Other	4,147	1,958
Deferred Financing Costs—Net	2,276	471
Interest Rate Swaps	8,735	2,315
Operating Leases - Right-of-Use Asset (2)	8,987	3,025
Total Other Assets	$26,059	$8,908
(1)	Includes a $0.3 million and $0.2 million allowance for doubtful accounts as of September 30, 2026 and December 31, 2025, respectively.
(2)	See Note 9, “Operating Land Leases” for further disclosure related to the Company’s right-of-use asset balance as of September 30, 2026.

NOTE 9. OPERATING LAND LEASES

The Company is the lessee under operating land leases for certain of its properties. FASB ASC Topic 842, Leases, requires a lessee to recognize right-of-use assets and lease liabilities that arise from leases, whether qualifying as an operating or finance lease. As of September 30, 2026 and December 31, 2025, the Company’s right-of-use assets totaled $9.0 million and $3.0 million, respectively, and the corresponding lease liabilities totaled $4.1 million and $3.1 million, respectively, which balances are reflected within other assets and accounts payable, accrued expenses, and other liabilities, respectively, on the consolidated balance sheets. The right-of-use assets and lease liabilities are measured based on the present value of the lease payments utilizing discount rates estimated to be equal to that which the Company would pay to borrow on a collateralized basis over a similar term, for an amount equal to the lease payments, in a similar economic environment.

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

Amortization of right-of-use assets for operating land leases is recognized on a straight-line basis over the term of the lease and is included within real estate expenses in the consolidated statements of operations. Amortization totaled $0.1 million and less than $0.1 million during the three months ended September 30, 2026 and 2025, respectively. Amortization totaled $0.3 million and $0.1 million during the nine months ended September 30, 2026 and 2025, respectively.

The following table reflects a summary of operating land leases, under which the Company is the lessee, for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating Cash Outflows	$86	$76	$242	$222
Weighted Average Remaining Lease Term	26.4	22.2	26.4	22.2
Weighted Average Discount Rate	5.3%	4.3%	5.3%	4.3%

Minimum future lease payments under non-cancelable operating land leases, having remaining terms in excess of one year subsequent to September 30, 2026, are summarized as follows (in thousands):

Year Ending December 31,
Remainder of 2026	$98
2027	402
2028	402
2029	402
2030	402
2031	284
2032 and Thereafter	5,479
Total Lease Payments	$7,469
Imputed Interest	(3,321)
Operating Leases – Liability	$4,148

NOTE 10. ASSETS HELD FOR SALE

Assets held for sale were comprised of two properties as of September 30, 2026 and three properties as of December 31, 2025. One of the properties classified as held for sale as of December 31, 2025 was placed back into service during the nine months ended September 30, 2026. The Company determined the property no longer met the criteria to be classified as held for sale as the sale is no longer deemed probable due to the termination of the underlying purchase and sale agreement. As a result, the Company recorded $0.3 million of depreciation and amortization expense during the nine months ended September 30, 2026 to account for the property being placed back into service.

Assets held for sale consisted of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Real Estate—Net	$1,670	$9,093
Intangible Lease Assets—Net	189	1,132
Intangible Lease Liabilities—Net	(15)	(105)
Straight-Line Rent Adjustment	23	49
Other Assets	2	3
Assets Prior to Provision for Impairment	$1,869	$10,172
Less Provision for Impairment	(903)	(2,095)
Total Assets Held for Sale	$966	$8,077

NOTE 11. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

Accounts payable, accrued expenses, and other liabilities consisted of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Accounts Payable	$98	$9
Accrued Expenses	4,133	2,416
Tenant Security Deposits	159	124
Due to CTO	1,483	1,350
Interest Rate Swaps	—	171
Loan Reserves	6,626	715
Operating Leases - Liability (1)	4,148	3,092
Total Accounts Payable, Accrued Expenses, and Other Liabilities	$16,647	$7,877
(1)	See Note 9, “Operating Land Leases” for further disclosure related to the Company’s operating lease liability balance as of September 30, 2026.

NOTE 12. OBLIGATION UNDER PARTICIPATION AGREEMENT

As discussed in Note 2, “Summary of Significant Accounting Policies,” the Company follows the guidance in FASB ASC Topic 860, Transfers and Servicing when accounting for participation in commercial loans and investments. ASC 860 states, if the sale of a participation does not have all of the characteristics of a participating interest, it does not achieve sale accounting and is treated as a secured borrowing and accordingly, the original commercial loan investment remains on the Company’s consolidated balance sheets and the proceeds are recorded as an obligation under participation agreement.

As described in Note 4, “Commercial Loans and Investments”, the Company’s 2025 Loan Participation Sale for $10.0 million and 2026 Loan Participation Sale for $10.8 million at a 10.0% interest rate did not achieve sale accounting. As of September 30, 2026, the Company’s obligation under participation agreement had a face value of $18.5 million, and the carrying value of the loan that is associated with this obligation under participation agreement was $18.3 million, net of a CECL reserve of $0.2 million. As of December 31, 2025, the Company’s obligation under participation agreement had a face value of $10.0 million, and the carrying value of the loan that is associated with this obligation under participation agreement was $9.9 million, net of a CECL reserve of $0.1 million.

NOTE 13. LONG-TERM DEBT

As of September 30, 2026, the Company’s outstanding indebtedness, at face value, was as follows. See Note 14, “Interest Rate Swaps” for further disclosure related to the Company’s interest rate swaps.

	Face Value Debt (in thousands)	Stated Interest Rate	Wtd. Avg. Rate as of September 30, 2026	Maturity Date
Revolving Facility (1)	$198,500	SOFR + [1.25% - 2.20%]	4.96%	February 2030
2029 Term Loan (2)	100,000	SOFR + [1.25% - 1.90%]	4.66%	February 2029
2031 Term Loan (3)	100,000	SOFR + [1.25% - 1.90%]	3.35%	February 2031
Total Debt/Weighted-Average Rate	$398,500		4.48%
(1)	As of September 30, 2026, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 3.32% plus the applicable spread on $100 million of the outstanding balance on the Revolving Facility (hereinafter defined).
(2)	As of September 30, 2026, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 3.36% plus the applicable spread on the $100 million 2029 Term Loan (hereinafter defined) balance.
(3)	As of September 30, 2026, the Company has utilized interest rate swaps to fix SOFR and achieve a weighted average fixed interest rate of 2.05% plus the applicable spread on the $100 million 2031 Term Loan (hereinafter defined) balance.

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

The terms of the Amended and Restated Credit Agreement include, among other things:

●	the origination of the Revolving Facility in the amount of $250 million which matures on February 4, 2030, with two six-month extension options;
●	indebtedness under the Revolving Facility accrues at a rate ranging from SOFR plus 125 basis points to SOFR plus 220 basis points, based on the Company’s total indebtedness as a percentage of the Company’s total asset value, as defined in the Amended and Restated Credit Agreement. The Company may utilize daily simple SOFR or term SOFR, at its election. The Revolving Facility also accrues a fee of 15 or 25 basis points for any unused portion of the borrowing capacity based on whether the unused portion is greater or less than 50% of the total borrowing capacity;
●	the origination of the 2029 Term Loan in the amount of $100 million that matures on February 4, 2029;
●	the origination of the 2031 Term Loan in the amount of $100 million that matures on February 4, 2031;
●	indebtedness outstanding under the 2029 Term Loan and the 2031 Term Loan accrues at a rate ranging from SOFR plus 125 basis points to SOFR plus 190 basis points, based on the Company’s total indebtedness as a percentage of the Company’s total asset value, as defined in the Amended and Restated Credit Agreement. The Company may utilize daily simple SOFR or term SOFR, at its election;
●	an accordion feature which allows for total borrowings under the Facilities, in the aggregate, to be increased to an amount not to exceed $750 million; and
●	the amendment of certain financial covenants.

As of September 30, 2026, the commitment level under the Revolving Facility was $250.0 million and the Company had an outstanding balance of $198.5 million. The available borrowing capacity under the Revolving Facility, subject to borrowing base restrictions, was $51.5 million as of September 30, 2026.

The Company is subject to customary restrictive covenants under the Amended and Restated Credit Agreement, including, but not limited to, limitations on the Company’s ability to: (a) incur indebtedness; (b) make certain investments; (c) incur certain liens; (d) engage in certain affiliate transactions; and (e) engage in certain major transactions such as mergers. The Amended and Restated Credit Agreement also contains financial covenants covering the Company, including but not limited to, tangible net worth and fixed charge coverage ratios. The Company was in compliance with all of its debt covenants as of September 30, 2026.

Long-term debt as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026		December 31, 2025
	Total	Due Within One Year	Total	Due Within One Year
Revolving Facility	$198,500	$—	$178,000	$—
2026 Term Loan	—	—	100,000	100,000
2027 Term Loan	—	—	100,000	—
2029 Term Loan	100,000	—	—	—
2031 Term Loan	100,000	—	—	—
Financing Costs, net of Accumulated Amortization	(1,824)	—	(261)	—
Total Long-Term Debt	$396,676	$—	$377,739	$100,000

Payments applicable to reduction of principal amounts as of September 30, 2026 will be required as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2026	$—
2027	—
2028	—
2029	100,000
2030	198,500
2031	100,000
2032 and Thereafter	—
Total Long-Term Debt - Face Value	$398,500

The carrying value of long-term debt as of September 30, 2026 consisted of the following (in thousands):

Total
Current Face Amount	$398,500
Financing Costs, net of Accumulated Amortization	(1,824)
Total Long-Term Debt	$396,676

In addition to the $1.8 million of financing costs, net of accumulated amortization included in the table above, as of September 30, 2026, the Company also had financing costs, net of accumulated amortization related to the Revolving Facility of $2.3 million which is included in other assets on the consolidated balance sheets. These costs are amortized on a straight-line basis over the term of the Revolving Facility and are included in interest expense in the consolidated statements of operations.

The following table reflects a summary of interest expense incurred and paid during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest Expense	$4,044	$3,703	$11,588	$10,856
Interest Expense from Obligation Under Participation Agreement	481	10	1,301	375
Amortization of Deferred Financing Costs to Interest Expense	303	197	871	591
Total Interest Expense	$4,828	$3,910	$13,760	$11,822

Total Interest Paid	$4,538	$4,279	$13,595	$10,962

NOTE 14. INTEREST RATE SWAPS

The Company has entered into interest rate swap agreements to hedge against changes in future cash flows resulting from fluctuating interest rates related to the below noted borrowings. The interest rate agreements were 100% effective during the three and nine months ended September 30, 2026 and 2025. Accordingly, the changes in fair value on the interest rate swaps have been classified in other comprehensive income. The fair values of the interest rate swap agreements are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

Information related to the Company’s interest rate swap agreements is noted below (in thousands):

Hedged Item	Effective Date	Maturity Date	Rate	Amount	Fair Value as of September 30, 2026
2029 Term Loan (1)	5/21/2026	2/2/2029	3.36% + applicable spread	$100,000	$2,830
2031 Term Loan (2)	1/29/2027	2/4/2031	3.54%+ applicable spread	$100,000	$4,240
2031 Term Loan (3)	11/29/2024	1/31/2027	1.61% + applicable spread	$80,000	$677
2031 Term Loan (4)	9/30/2022	1/31/2027	3.84% + applicable spread	$20,000	$15
Revolving Facility (5)	3/1/2023	3/1/2028	3.21% + applicable spread	$50,000	$900
Revolving Facility (6)	4/4/2025	1/1/2027	3.43% + applicable spread	$50,000	$73
(1)	As of September 30, 2026, the Company has utilized an interest rate swap to fix SOFR and achieve a weighted average fixed interest rate of 3.36% plus the applicable spread on the $100.0 million 2029 Term Loan balance.
(2)	The interest rate swap agreement hedges the $100.0 million 2031 Term Loan balance under different terms and commences on January 29, 2027 to extend the fixed interest rate through February 4, 2031.
(3)	As of September 30, 2026, the Company has utilized interest rate swaps to fix SOFR and achieve a fixed interest rate of 1.61% plus the applicable spread on $80.0 million of the $100.0 million 2031 Term Loan balance.
(4)	As of September 30, 2026, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.84% plus the applicable spread on $20.0 million of the $100.0 million 2031 Term Loan balance.
(5)	As of September 30, 2026, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.21% plus the applicable spread on $50.0 million of the outstanding balance on the Revolving Facility.
(6)	As of September 30, 2026, the Company has utilized an interest rate swap to fix SOFR and achieve a fixed interest rate of 3.43% plus the applicable spread on $50.0 million of the outstanding balance on the Revolving Facility.

The use of interest rate swap agreements carries risks, including the risk that the counterparties to these agreements are not able to perform. To mitigate this risk, the Company enters into interest rate swap agreements with counterparties with high credit ratings and with major financial institutions with which the Company and its affiliates may also have other financial relationships. The Company does not currently anticipate that any of the counterparties to the Company’s interest rate swap agreements will fail to meet their obligations. As of September 30, 2026 and December 31, 2025, there were no events of default related to the Company's interest rate swap agreements.

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

On September 24, 2026, the Company filed a shelf registration statement on Form S-3, relating to the registration and potential issuance of common stock, preferred stock, debt securities, warrants, rights, and units with a maximum aggregate offering price of up to $400.0 million (the “2026 Registration Statement”). The Securities and Exchange Commission declared the 2026 Registration Statement effective on October 15, 2026. The offering of unsold securities under the 2023 Registration Statement was deemed terminated as of the date of effectiveness of the 2026 Registration Statement.

COMMON STOCK ATM PROGRAM

The Company has established an “at-the-market” equity offering program pursuant to which the Company may sell, from time to time, shares of the Company’s common stock (the “Common Stock ATM Program”).

During the three months ended September 30, 2026, the Company sold 335,457 shares under the Common Stock ATM Program for gross proceeds of $6.7 million at a weighted average price of $20.01 per share, generating net proceeds of $6.6 million after deducting transaction fees totaling $0.1 million. The Company was not active under the Common Stock ATM Program during the three months ended September 30, 2025.

During the nine months ended September 30, 2026, the Company sold 3,136,532 shares under the Common Stock ATM Program for gross proceeds of $60.8 million at a weighted average price of $19.38 per share, generating net proceeds of $59.9 million after deducting transaction fees totaling $0.9 million. The Company was not active under the Common Stock ATM Program during the nine months ended September 30, 2025.

The Company may also enter into forward sale agreements under its Common Stock ATM Program. The above activity included forward sales during the nine months ended September 30, 2026, all of which were settled as of September 30, 2026.

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

On December 5, 2025, the Company implemented a $35.0 million “at-the-market” preferred stock equity offering program (the “2025 Preferred Stock ATM Program”) pursuant to which the Company may sell, from time to time, shares of the Company’s Series A Preferred Stock. During the three months ended September 30, 2026, the Company sold 63,879 shares under the 2025 Preferred Stock ATM Program for gross proceeds of $1.6 million at a weighted average price of $25.22 per share, generating net proceeds of $1.6 million after deducting transaction fees totaling less than $0.1 million. During the nine months ended September 30, 2026, the Company sold 406,419 shares under the 2025 Preferred Stock ATM Program for gross proceeds of $10.2 million at a weighted average price of $25.18 per share, generating net proceeds of $10.0 million after deducting transaction fees totaling $0.2 million. During the year ended December 31, 2025, the Company sold 83,328 shares under the 2025 Preferred Stock ATM Program for gross proceeds of $2.1 million at a weighted average price of $24.96 per share, generating net proceeds of $2.0 million after deducting transaction fees totaling less than $0.1 million. As of September 30, 2026, $22.7 million of availability remained under the 2025 Preferred Stock ATM Program.

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

NONCONTROLLING INTEREST

As of September 30, 2026, CTO holds, directly and indirectly, a 6.4% noncontrolling ownership interest in the Operating Partnership as a result of 1,223,854 OP Units issued to CTO and its wholly owned subsidiaries at the time of the Company’s IPO.

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

The following table outlines dividends declared and paid for the Series A Preferred Stock and the Company’s common stock during the three and the nine months ended September 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Series A Preferred Stock
Dividends	$1,245	$—	$3,554	$—
Per Share	$0.500	$—	$1.500	$—

Common Stock
Dividends	$6,128	$4,385	$17,049	$13,261
Per Share	$0.320	$0.285	$0.920	$0.855

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

The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Income (Loss) Attributable to Common Stockholders	$3,443	$(1,310)	$7,510	$(4,130)

Weighted Average Number of Common Shares Outstanding	17,694,160	14,158,190	16,776,481	14,328,245
Weighted Average Number of Common Shares Applicable to OP Units using Treasury Stock Method (1)	1,223,854	1,223,854	1,223,854	1,223,854
Total Shares Applicable to Diluted Earnings per Share	18,918,014	15,382,044	18,000,335	15,552,099

Per Common Share Data:
Net Income (Loss) Attributable to Common Stockholders
Basic	$0.19	$(0.09)	$0.45	$(0.29)
Diluted	$0.18	$(0.09)	$0.42	$(0.29)
(1)	Represents OP Units issued to CTO and its subsidiaries in connection with our formation transactions (See Note 19, “Related Party Management Company”).

NOTE 17. SHARE REPURCHASES

In February 2025, the Board approved a common stock repurchase program (the “Common Stock Repurchase Program”). Pursuant to the Common Stock Repurchase Program, the Company may repurchase shares of its common stock for a total purchase price of up to $10.0 million. Shares may be purchased under the Common Stock Repurchase Program in open market transactions, including through block purchases, through privately negotiated transactions or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Common Stock Repurchase Program does not obligate the Company to acquire any particular amount of shares of its common stock and may be modified or suspended.

The Company was not active under the Common Stock Repurchase Program during the nine months ended September 30, 2026. Under the Common Stock Repurchase Program, the Company repurchased 546,390 shares of its common stock on the open market for a total cost of $8.8 million, or an average price per share of $16.07, during the nine months ended September 30, 2025. As of September 30, 2026, $1.2 million remained available for repurchases under the Common Stock Repurchase Program.

NOTE 18. STOCK-BASED COMPENSATION

Under the Company’s non-employee director compensation policy, each non-employee member of the Board receives a portion of their annual retainer fee in shares of Company common stock, and a portion in cash; and, with respect to the cash portion, each director may elect to receive such portion in shares of Company common stock rather than cash. The number of shares issued to the directors is calculated quarterly by dividing (i) the amount of the quarterly retainer fee payment due to such director by (ii) the 20-day trailing average closing price of the Company’s common stock as of the last business day of the quarter for which such payment applied, rounded down to the nearest whole number of shares. During the nine months ended September 30, 2026, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.3 million, or 15,102 shares, of which 5,060 were issued on April 1, 2026, 4,782 shares were issued on July 1, 2026, and 5,260 shares were issued on October 1, 2026. During the nine months ended September 30, 2025, the expense recognized for the value of the Company’s common stock received by non-employee directors totaled $0.3 million, or 18,554 shares, of which 5,806 were issued on April 1, 2025, 6,276 shares were issued on July 1, 2025, and 6,472 shares were issued on October 1, 2025.

NOTE 19. RELATED PARTY MANAGEMENT COMPANY

We are externally managed by the Manager, a wholly owned subsidiary of CTO. Subsequent to the IPO, through September 30, 2026, CTO has, directly and indirectly through a wholly owned subsidiary, purchased an aggregate of 431,912 shares of PINE common stock in the open market including (i) 109,081 shares purchased during the year ended December 31, 2025 for $1.6 million, or an average price per share of $14.24, (ii) 29,807 shares purchased during the year ended December 31, 2024 for $0.4 million, or an average price per share of $14.97, (iii) 129,271 shares purchased during the year ended December 31, 2023 for $2.1 million, or an average price per share of $16.21, (iv) 155,665 shares purchased during the year ended December 31, 2022 for $2.7 million, or an average price per share of $17.57 and (v) 8,088 shares purchased during the year ended December 31, 2021 for $0.1 million, or an average price per share of $17.65.

As of September 30, 2026, CTO owns, directly and indirectly through wholly owned subsidiaries, in the aggregate, 1,223,854 OP Units and 1,247,702 shares of PINE common stock, inclusive of (i) 394,737 shares of common stock totaling $7.5 million issued in connection with a private placement that closed concurrently with the IPO, (ii) 421,053 shares of common stock totaling $8.0 million issued in connection with the IPO, and (iii) 431,912 shares of common stock totaling $7.0 million purchased by CTO, directly and indirectly through a wholly owned subsidiary, subsequent to the IPO. The aggregate 1,223,854 OP Units and 1,247,702 shares of PINE common stock held by CTO represent an investment totaling $42.9 million, or 12.9% of PINE’s combined total of 19,159,261 shares of outstanding common stock and OP Units, as of September 30, 2026.

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

The Company incurred management fee expenses totaling $1.4 million and $4.1 million during the three and nine months ended September 30, 2026, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.8 million and $2.3 million for the three and nine months ended September 30, 2026, respectively. The Company incurred management fee expenses totaling $1.1 million and $3.3 million during the three and nine months ended September 30, 2025, respectively. The Company also paid dividends on the common stock and OP Units owned by affiliates of the Manager in the amount of $0.7 million and $2.1 million for the three and nine months ended September 30, 2025, respectively.

The following table represents amounts due to CTO (in thousands):

	As of
Description	September 30, 2026	December 31, 2025
Management Fee due to CTO	$1,440	$1,142
Other	43	208
Total (1)	$1,483	$1,350
(1)	Included in accrued expenses, see Note 11, “Accounts Payable, Accrued Expenses, and Other Liabilities”.

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

The Company recognized less than $0.1 million and $0.1 million of revenue pursuant to the Revenue Sharing Agreement during the three and nine months ended September 30, 2026, respectively, which is included in other revenue on the Company’s consolidated statements of operations. The Company recognized $0.1 million and $0.3 million of revenue pursuant to the Revenue Sharing Agreement during the three and nine months ended September 30, 2025, respectively, which is included in other revenue on the Company’s consolidated statements of operations.

NOTE 20. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

CONTRACTUAL COMMITMENTS – EXPENDITURES

The Company has unfunded loan commitments under the Company’s eight construction/redevelopment loans as described in Note 4, “Commercial Loans and Investments”. The unfunded portion of the construction/redevelopment loans totaled $75.5 million as of September 30, 2026.

The Company has committed to fund certain capital improvements related to several properties, which include tenant improvements, landlord work, leasing commissions, and other capital improvements. As of September 30, 2026, the commitments totaled $3.3 million, of which $0.8 million has been paid, leaving a remaining commitment of $2.5 million. The improvements are generally expected to be completed within 12 months of September 30, 2026.

NOTE 21. BUSINESS SEGMENT DATA

The Company operates in two primary business segments: income properties and commercial loans and investments.

Our income property operations consist of lease income from income producing properties and our business plan is focused on investing in additional income-producing properties. Our income property operations accounted for 66% and 71% of our identifiable assets as of September 30, 2026 and December 31, 2025, respectively, and 65% and 82% of our consolidated revenues for the nine months ended September 30, 2026 and 2025, respectively. Our commercial loans and investment operations accounted for 31% and 25% of our identifiable assets as of September 30, 2026 and December 31, 2025, respectively, and 35% and 17% of our consolidated revenues for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, our portfolio of commercial loans and investments consisted of 16 commercial loan investments, of which one is a sales-type lease and four are related to properties acquired through sale-leaseback transactions whereby the tenants have future repurchase rights.

The Company’s CODM evaluates segment performance based on total revenues less direct costs of revenues when making decisions about allocating capital to the segments. The Company’s reportable segments are strategic business units that offer different products. They are managed separately because each segment requires different management techniques, knowledge, and skill.

Information about the Company’s operations in different segments for the three months ended September 30, 2026, is as follows (in thousands):

	Income Properties	Commercial Loans and Investments	Total
Revenues:
Lease Income	$12,812	$—	$12,812
Interest Income from Commercial Loans and Investments	—	7,611	7,611
Total Revenues for Reportable Segments	12,812	7,611	20,423

Reconciliation to Consolidated Revenues
Other Revenues			37
Total Consolidated Revenues			$20,460

Operating Expenses:
Real Estate Expenses	2,095	—	2,095
Total Revenues Less Direct Costs of Revenues	10,717	7,611	18,328
Provision for Impairment and Adjustment to CECL Reserve	—	(76)	(76)
Depreciation and Amortization	6,881	—	6,881
Total Revenues Less Operating Expenses for Reportable Segments	3,836	7,687	11,523
Gain on Disposition of Assets	272	—	272
Net Income From Operations for Reportable Segments	4,108	7,687	11,795

Reconciliation to Consolidated Net Income
Other Revenues			37
General and Administrative Expenses			(2,009)
Investment and Other Income			17
Interest Expense			(4,828)
Consolidated Net Income			$5,012

Information about the Company’s operations in different segments for the three months ended September 30, 2025 is as follows (in thousands):

	Income Properties	Commercial Loans and Investments	Total
Revenues:
Lease Income	$12,122	$—	$12,122
Interest Income from Commercial Loans and Investments	—	2,320	2,320
Total Revenues for Reportable Segments	12,122	2,320	14,442

Reconciliation to Consolidated Revenues
Other Revenues			121
Total Consolidated Revenues			$14,563

Operating Expenses:
Real Estate Expenses	1,891	—	1,891
Total Revenues Less Direct Costs of Revenues	10,231	2,320	12,551
Provision for Impairment and Adjustment to CECL Reserve	1,975	(60)	1,915
Depreciation and Amortization	6,597	—	6,597
Total Revenues Less Operating Expenses for Reportable Segments	1,659	2,380	4,039
Loss on Disposition of Assets	(46)	—	(46)
Net Income From Operations for Reportable Segments	1,613	2,380	3,993

Reconciliation to Consolidated Net Loss
Other Revenues			121
General and Administrative Expenses			(1,695)
Investment and Other Income			68
Interest Expense			(3,910)
Consolidated Net Loss			$(1,423)

Information about the Company’s operations in different segments for the nine months ended September 30, 2026, is as follows (in thousands):

	Income Properties	Commercial Loans and Investments	Total
Revenues:
Lease Income	$38,051	$—	$38,051
Interest Income from Commercial Loans and Investments	—	20,700	20,700
Total Revenues for Reportable Segments	38,051	20,700	58,751

Reconciliation to Consolidated Revenues
Other Revenues			117
Total Consolidated Revenues			$58,868

Operating Expenses:
Real Estate Expenses	6,482	—	6,482
Total Revenues Less Direct Costs of Revenues	31,569	20,700	52,269
Provision for Impairment and Adjustment to CECL Reserve	161	648	809
Depreciation and Amortization	20,901	—	20,901
Total Revenues Less Operating Expenses for Reportable Segments	10,507	20,052	30,559
Gain on Disposition of Assets	369	—	369
Net Income From Operations for Reportable Segments	10,876	20,052	30,928

Reconciliation to Consolidated Net Income
Other Revenues			117
General and Administrative Expenses			(5,896)
Investment and Other Income			472
Interest Expense			(13,760)
Consolidated Net Income			$11,861

Information about the Company’s operations in different segments for the nine months ended September 30, 2025, is as follows (in thousands):

	Income Properties	Commercial Loans and Investments	Total
Revenues:
Lease Income	$35,970	$—	$35,970
Interest Income from Commercial Loans and Investments	—	7,358	7,358
Total Revenues for Reportable Segments	35,970	7,358	43,328

Reconciliation to Consolidated Revenues
Other Revenues			304
Total Consolidated Revenues			$43,632

Operating Expenses:
Real Estate Expenses	6,030	—	6,030
Total Revenues Less Direct Costs of Revenues	29,940	7,358	37,298
Provision for Impairment and Adjustment to CECL Reserve	6,615	134	6,749
Depreciation and Amortization	20,609	—	20,609
Total Revenues Less Operating Expenses for Reportable Segments	2,716	7,224	9,940
Gain on Disposition of Assets	2,043	—	2,043
Net Income From Operations for Reportable Segments	4,759	7,224	11,983

Reconciliation to Consolidated Net Loss
Other Revenues			304
General and Administrative Expenses			(5,108)
Investment and Other Income			160
Interest Expense			(11,822)
Consolidated Net Loss			$(4,483)

Capital expenditures of each segment for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Capital Expenditures:
Income Properties	$35,697	$27,175	$56,548	$67,514
Commercial Loans and Investments	9,941	30,320	97,183	63,418
Total Capital Expenditures	$45,638	$57,495	$153,731	$130,932

Identifiable assets of each segment as of September 30, 2026 and December 31, 2025 are as follows (in thousands):

	As of
	September 30, 2026	December 31, 2025
Identifiable Assets:
Income Properties	$545,613	$505,273
Commercial Loans and Investments	252,153	182,397
Other Revenue	—	47
Corporate and Other	23,340	28,157
Total Assets	$821,106	$715,874

Identifiable assets by segment are those assets that are used in the Company’s operations in each segment. Corporate and other assets consist primarily of cash and restricted cash as well as the interest rate swaps.

NOTE 22. SUBSEQUENT EVENTS

Subsequent events and transactions were evaluated through October 22, 2026, the date the consolidated financial statements were issued.

On October 9, 2026, the Company announced an agreement to acquire a 13-property industrial portfolio for $117.3 million, or $63 per square foot. The portfolio totals approximately 1.9 million square feet across 11 states and is 100% leased to nine tenants under absolute triple-net leases with annual rent escalations. The leases have a weighted average remaining lease term of 10.2 years, with no lease expirations before late 2031. The acquisition is expected to close in the fourth quarter of 2026, subject to customary closing conditions.

Subsequent to quarter end, the Company received bank commitments for a new $100 million four-year term loan and a $75 million increase in commitments under the Revolving Facility, from $250 million to $325 million. The financing is expected to close in late October 2026, and the term loan proceeds will be used to repay outstanding borrowings under the Revolving Facility.

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

We seek to acquire, own and operate single-tenant net leased commercial income properties located in the United States. We target tenants in industries that we believe are favorably impacted by macroeconomic trends that support consumer spending, stable and growing employment, and positive consumer sentiment, as well as tenants in industries that have demonstrated resistance to the impact of the e-commerce retail sector or who use a physical presence as a component of their omnichannel strategy. We also seek to invest in properties that are net leased to tenants that we believe have attractive credit characteristics, stable operating histories, healthy rent coverage levels, are well-located within their respective markets and/or have rents at-or-below market rent levels. Furthermore, we believe that the size of our company allows us, for at least the near term, to focus our investment activities on the acquisition of single properties or smaller portfolios of properties that represent a transaction size that most of our publicly-traded net lease REIT peers will not pursue on a consistent basis.

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

During the nine months ended September 30, 2026, the Company acquired seven properties for a combined purchase price of $86.3 million, including capitalized acquisition costs. Of the total acquisitions, the Company acquired five properties for a combined purchase price of $60.0 million, including capitalized acquisition costs. The remaining $26.3 million of total acquisition costs are attributable to (i) the acquisition of one property for a purchase price of $10.0 million through a sale-leaseback transaction that includes a tenant repurchase option (the “2026 Sale-Leaseback Property”) and (ii) the acquisition of a property subject to a ground lease for $16.3 million which qualifies as a sales-type lease (the “2026 Sales-Type Lease”). Pursuant to FASB ASC Topic 842, Leases, GAAP requires that the 2026 Sale-Leaseback Property and the 2026 Sales-Type Lease be accounted for as financing arrangements, and accordingly the related assets and corresponding revenue are included in the Company’s commercial loans and investments in the accompanying consolidated balance sheets and consolidated statement of operations. However, as the 2026 Sale-Leaseback Property and the 2026 Sales-Type Lease both constitute real estate assets for both legal and tax purposes, we include them in the property portfolio when describing our property portfolio and for purposes of providing statistics related thereto. During the nine months ended September 30, 2026, the Company sold four properties for an aggregate sales price of $6.2 million, generating aggregate gains on sale of $0.4 million.

As of September 30, 2026, we owned 130 properties, including the five properties classified as commercial loans and investments, with an aggregate gross leasable area of 4.8 million square feet, located in 31 states, with a weighted average remaining lease term of 8.7 years. Our portfolio was 99.6% occupied as of September 30, 2026.

We also originate or acquire commercial loans and investments associated with commercial real estate located in the United States. Our investments in commercial loans are generally secured by real estate or the borrower’s pledge of its ownership interest in an entity that owns real estate. As of September 30, 2026, the Company’s portfolio of commercial loans and investments had a total carrying value of $231.4 million and was comprised of eight construction/redevelopment loans, three mortgage notes, four properties acquired pursuant to sale-leaseback transactions whereby the tenants have a future repurchase rights, and one sales-type lease.

The Company has no employees and is externally managed by Alpine Income Property Manager, LLC, a Delaware limited liability company and a wholly owned subsidiary of CTO (our “Manager”). CTO is a Maryland corporation that is a publicly traded diversified REIT and the sole member of our Manager.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

The following presents the Company’s results of operations for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025 (in thousands):

	Three Months Ended
	September 30, 2026	September 30, 2025	$ Variance	% Variance
Revenues:
Lease Income	$12,812	$12,122	$690	5.7%
Interest Income from Commercial Loans and Investments	7,611	2,320	5,291	228.1%
Other Revenue	37	121	(84)	(69.4)%
Total Revenues	20,460	14,563	5,897	40.5%
Operating Expenses:
Real Estate Expenses	2,095	1,891	204	10.8%
General and Administrative Expenses	2,009	1,695	314	18.5%
Provision for Impairment and Adjustment to CECL Reserve	(76)	1,915	(1,991)	(104.0)%
Depreciation and Amortization	6,881	6,597	284	4.3%
Total Operating Expenses	10,909	12,098	(1,189)	(9.8)%
Gain (Loss) on Disposition of Assets	272	(46)	318	691.3%
Net Income from Operations	9,823	2,419	7,404	306.1%
Investment and Other Income	17	68	(51)	(75.0)%
Interest Expense	(4,828)	(3,910)	(918)	(23.5)%
Net Income (Loss)	5,012	(1,423)	6,435	452.2%
Less: Net Loss (Income) Attributable to Noncontrolling Interest	(324)	113	(437)	(386.7)%
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$4,688	$(1,310)	$5,998	457.9%

Lease Income and Real Estate Expenses

Revenue from our property operations totaled $12.8 million and $12.1 million during the three months ended September 30, 2026 and 2025, respectively. The $0.7 million increase in lease income is primarily attributable to an increase in rents due to the volume of property acquisitions versus dispositions. The direct costs of revenues for our income properties totaled $2.1 million and $1.9 million during the three months ended September 30, 2026 and 2025, respectively.

Commercial Loans and Investments

Interest income from commercial loans and investments totaled $7.6 million and $2.3 million for the three months ended September 30, 2026 and 2025, respectively. The $5.3 million increase in income is attributable to the expanded portfolio of commercial loans and investments which, as of September 30, 2026, was comprised of eight construction/redevelopment loans, three mortgage notes, four properties acquired pursuant to sale-leaseback transactions whereby the tenants have future repurchase rights, and one sales-type lease. As of September 30, 2025, the Company’s portfolio of commercial loans and investments was comprised of five construction loans, six mortgage notes, and three properties acquired pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right.

Other Revenue

Other revenue totaled less than $0.1 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively. The revenue is attributable to fees earned from a revenue sharing agreement the Company entered into with CTO as further described in Note 19, “Related Party Management Company” in the Notes to the Financial Statements.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025 (in thousands):

	Three Months Ended
	September 30, 2026	September 30, 2025	$ Variance	% Variance
Management Fee to Manager	$1,440	$1,082	$358	33.1%
Director Compensation Expense	127	127	—	— %
Director & Officer Insurance Expense	68	68	—	— %
Additional General and Administrative Expense	374	418	(44)	(10.5%)
Total General and Administrative Expenses	$2,009	$1,695	$314	18.5%

General and administrative expenses totaled $2.0 million and $1.7 million during the three months ended September 30, 2026 and 2025, respectively. The $0.3 million increase is primarily the result of an increase in the management fee due to an increase in the weighted average of the Company’s equity base.

Provision for Impairment and Adjustment to CECL Reserve

As further described in Note 7, “Provision for Impairment and Adjustment to CECL Reserve,” during the three months ended September 30, 2025, the Company recorded a $1.9 million impairment charge representing the provision for losses related to a certain income property, for which the Company’s current intent is to dispose of such property in order to facilitate the re-investment of the proceeds therefrom into new investment opportunities. Additionally, during each of the three months ended September 30, 2026 and 2025, the Company recorded a less than $0.1 million adjustment to the provision for impairment representing the reduction in current expected credit losses (“CECL”) reserve related to our commercial loans and investments.

Depreciation and Amortization

Depreciation and amortization expense totaled $6.9 million and $6.6 million during the three months ended September 30, 2026 and 2025, respectively. The $0.3 million increase in depreciation and amortization expense is reflective of the increase in asset cost basis of the Company’s income property portfolio, which is partially offset by the impact of less depreciation due to certain recent acquisitions completed under a ground lease structure.

Gain on Disposition of Assets

During the three months ended September 30, 2026, the Company sold one vacant property for an aggregate sales price of $0.4 million, generating a gain on sale of $0.3 million. During the three months ended September 30, 2025, the Company sold three properties for an aggregate sales price of $6.2 million, generating an aggregate loss on sale of less than $0.1 million.

Investment and Other Income

Investment and other income was relatively flat and totaled under $0.1 million during each of the three month periods ended September 30, 2026 and 2025.

Interest Expense

Interest expense totaled $4.8 million and $3.9 million during the three months ended September 30, 2026 and 2025, respectively. The $0.9 million increase in interest expense is attributable to an increase in the Company’s long-term debt as well as $0.5 million of interest expense resulting from the sale of participation interest in the Company’s 2025 Mortgage Note as defined and further described in Note 4, “Commercial Loans and Investments” in the Notes to the Financial Statements. The overall increase in the Company’s long-term debt was primarily utilized to fund the acquisition of properties and commercial loans and investments during the nine months ended September 30, 2026.

Net Income (Loss)

Net income totaled $4.7 million and net loss totaled $1.3 million during the three months ended September 30, 2026 and 2025, respectively. The $6.0 million increase in net income is attributable to the factors described above, most notably the $5.3 million increase in interest income from commercial loans and investments and the $2.0 million decrease in provision for impairment, which is partially offset by the $0.9 million increase in interest expense.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

The following presents the Company’s results of operations for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025 (in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025	$ Variance	% Variance
Revenues:
Lease Income	$38,051	$35,970	$2,081	5.8%
Interest Income from Commercial Loans and Investments	20,700	7,358	13,342	181.3%
Other Revenue	117	304	(187)	(61.5)%
Total Revenues	58,868	43,632	15,236	34.9%
Operating Expenses:
Real Estate Expenses	6,482	6,030	452	7.5%
General and Administrative Expenses	5,896	5,108	788	15.4%
Provision for Impairment and Adjustment to CECL Reserve	809	6,749	(5,940)	(88.0)%
Depreciation and Amortization	20,901	20,609	292	1.4%
Total Operating Expenses	34,088	38,496	(4,408)	(11.5)%
Gain on Disposition of Assets	369	2,043	(1,674)	(81.9)%
Net Income from Operations	25,149	7,179	17,970	250.3%
Investment and Other Income	472	160	312	195.0%
Interest Expense	(13,760)	(11,822)	(1,938)	(16.4)%
Net Income (Loss)	11,861	(4,483)	16,344	364.6%
Less: Net Loss (Income) Attributable to Noncontrolling Interest	(797)	353	(1,150)	(325.8)%
Net Income (Loss) Attributable to Alpine Income Property Trust, Inc.	$11,064	$(4,130)	$15,194	367.9%

Lease Income and Real Estate Expenses

Revenue from our property operations totaled $38.1 million and $36.0 million during the nine months ended September 30, 2026 and 2025, respectively. The $2.1 million increase in lease income is primarily attributable to an increase in rents due to the volume of property acquisitions versus dispositions. The direct costs of revenues for our income properties totaled $6.5 million and $6.0 million during the nine months ended September 30, 2026 and 2025, respectively. The $0.5 million increase in the direct cost of revenues is reflective of increased expenses.

Commercial Loans and Investments

Interest income from commercial loans and investments totaled $20.7 million and $7.4 million for the nine months ended September 30, 2026 and 2025, respectively. The $13.3 million increase in income is attributable to the expanded portfolio of commercial loans and investments which, as of September 30, 2026, was comprised of eight construction/ redevelopment loans, three mortgage notes, four properties acquired pursuant to sale-leaseback transactions whereby the tenants have future repurchase rights, and one sales-type lease. As of September 30, 2025, the Company’s portfolio of commercial loans and investments was comprised of five construction loans, six mortgage notes, and three properties acquired pursuant to a sale-leaseback transaction whereby the tenant has a future repurchase right.

Other Revenue

Other revenue totaled $0.1 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively. The revenue is attributable to fees earned from a revenue sharing agreement the Company entered into with CTO as further described in Note 19, “Related Party Management Company” in the Notes to the Financial Statements. The $0.2 million decrease is attributable to the sale of properties resulting in less assets under management during the nine months ended September 30, 2026.

General and Administrative Expenses

The following table represents the Company’s general and administrative expenses for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025 (in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025	$ Variance	% Variance
Management Fee to Manager	$4,101	$3,278	$823	25.1%
Director Compensation Expense	382	382	—	— %
Director & Officer Insurance Expense	203	204	(1)	(0.5%)
Additional General and Administrative Expense	1,210	1,244	(34)	(2.7%)
Total General and Administrative Expenses	$5,896	$5,108	$788	15.4%

General and administrative expenses totaled $5.9 million and $5.1 million during the nine months ended September 30, 2026 and 2025, respectively. The $0.8 million increase is primarily the result of increases in the management fee due to an increase in the weighted average of the Company’s equity base.

Provision for Impairment and Adjustment to CECL Reserve

As further described in Note 7, “Provision for Impairment and Adjustment to CECL Reserve”, during the nine months ended September 30, 2026, the Company recorded a $0.2 million impairment charge representing the provision for losses related to certain income properties, for which the Company’s current intent is to dispose of such properties in order to facilitate the re-investment of the proceeds therefrom into new investment opportunities, and a $0.6 million impairment charge which represents the CECL reserve related to our commercial loans and investments. During the nine months ended September 30, 2025, the Company recorded a $6.6 million impairment charge representing the provision for losses related to certain income properties, for which the Company’s current intent is to dispose of such properties in order to facilitate the re-investment of the proceeds therefrom into new investment opportunities, and a $0.1 million impairment charge which represents the change in our CECL reserve related to our commercial loans and investments.

Depreciation and Amortization

Depreciation and amortization expense totaled $20.9 million and $20.6 million during the nine months ended September 30, 2026 and 2025, respectively. The $0.3 million increase in depreciation and amortization expense is reflective of the increase in asset cost basis of the Company’s income property portfolio, which is partially offset by the impact of less depreciation due to certain recent acquisitions completed under a ground lease structure.

Gain on Disposition of Assets

During the nine months ended September 30, 2026, the Company sold four properties for an aggregate sales price of $6.2 million, generating aggregate gains on sale of $0.4 million. During the nine months ended September 30, 2025, the Company sold 11 properties for an aggregate sales price of $34.3 million, generating aggregate gains on sale of $2.0 million.

Investment and Other Income

Investment and other income totaled $0.5 million and $0.2 million during the nine months ended September 30, 2026 and 2025, respectively. The $0.3 million increase is primarily due to the receipt of a $0.3 million nonrefundable deposit forfeited by a potential buyer on a property that was previously under contract for sale.

Interest Expense

Interest expense totaled $13.7 million and $11.8 million during the nine months ended September 30, 2026 and 2025, respectively. The $1.9 million increase in interest expense is attributable to an increase in the Company’s long-term debt as well as $0.9 million of additional interest expense resulting from the sale of participation interest in the Company’s 2025 Mortgage Note as defined and further described in Note 4, “Commercial Loans and Investments” in the Notes to the Financial Statements. The overall increase in the Company’s long-term debt was primarily utilized to fund the acquisition of properties and commercial loans and investments during the nine months ended September 30, 2026.

Net Income (Loss)

Net income totaled $11.1 million and net loss totaled $4.1 million during the nine months ended September 30, 2026 and 2025, respectively. The $15.2 million increase in net income is attributable to the factors described above, most notably the $13.3 million increase in interest income from commercial loans and investments.

LIQUIDITY AND CAPITAL RESOURCES

Cash totaled $30.9 million as of September 30, 2026, including restricted cash of $19.1 million. See Note 2 “Summary of Significant Accounting Policies” under the heading Restricted Cash for the Company’s disclosure related to its restricted cash balance as of September 30, 2026.

Long-Term Debt. As of September 30, 2026, the commitment level under the Revolving Facility was $250.0 million, and the Company had an outstanding balance of $198.5 million and $51.5 million of available capacity. The Company also had $200.0 million in term loans outstanding as of September 30, 2026. See Note 13, “Long-Term Debt” for the Company’s disclosure related to its long-term debt balance as of September 30, 2026.

Acquisitions and Dispositions. As further described in Note 3, “Property Portfolio,” during the nine months ended September 30, 2026, the Company acquired seven properties for a combined purchase price of $86.3 million, including capitalized acquisition costs. Of the total acquisitions, the Company acquired five properties for a combined purchase price of $60.0 million, including capitalized acquisition costs, and those five properties were subject to purchase accounting for acquisitions subject to a lease. The remaining $26.3 million of total acquisition costs are attributable to (i) the acquisition of the 2026 Sale-Leaseback Property for a purchase price of $10.0 million and (ii) the acquisition of the 2026 Sales-Type Lease for $16.3 million. During the nine months ended September 30, 2026, the Company sold four properties for an aggregate sales price of $6.2 million, generating aggregate gains on sale of $0.4 million.

ATM Program. During the nine months ended September 30, 2026, the Company sold 3,136,532 shares under the Common Stock ATM Program for gross proceeds of $60.8 million at a weighted average price of $19.38 per share, generating net proceeds of $59.9 million after deducting transaction fees totaling $0.9 million. During the nine months ended September 30, 2026, the Company sold 406,419 shares under the 2025 Preferred Stock ATM Program for gross proceeds of $10.2 million at a weighted average price of $25.18 per share, generating net proceeds of $10.0 million after deducting transaction fees totaling $0.2 million.

Capital Expenditures. As of September 30, 2026, the Company has committed to fund certain capital improvements related to several properties, which include tenant improvements, landlord work, leasing commissions, and other capital improvements. As of September 30, 2026, the commitments totaled $3.3 million, of which $0.8 million has been paid, leaving a remaining commitment of $2.5 million. The improvements are generally expected to be completed within 12 months of September 30, 2026. Additionally, as of September 30, 2026, the Company has unfunded loan commitments under the Company’s eight construction/redevelopment loans as described in Note 4, “Commercial Loans and Investments”. The unfunded portion of the construction/redevelopment loans totaled $75.5 million as of September 30, 2026.

We believe we will have sufficient liquidity to fund our operations, capital requirements, maintenance, and debt service requirements over the next twelve months and into the foreseeable future, with cash on hand, cash flow from our operations, proceeds from the completion of the sale of assets utilizing the reverse like-kind 1031 exchange structure, current and future borrowings, and proceeds raised from periodically accessing the private and public equity and debt capital markets.

The Board and management consistently review the allocation of capital with the goal of providing the best long-term return for our stockholders. These reviews consider various alternatives, including increasing or decreasing regular dividends, repurchasing the Company’s securities, and retaining funds for reinvestment. Annually, the Board reviews our business plan and corporate strategies, and makes adjustments as circumstances warrant. Management’s focus is to continue our strategy of investing in net leased properties by utilizing the capital we raise and available borrowing capacity from our current and future borrowings to increase our portfolio of income-producing properties, providing stabilized cash flows with strong risk-adjusted returns primarily in larger metropolitan areas and growth markets.

Non-GAAP Financial Measures

Our reported results are presented in accordance with GAAP. We also disclose FFO and AFFO, both of which are non-GAAP financial measures. We believe these two non-GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs.

FFO and AFFO do not represent cash generated from operating activities and are not necessarily indicative of cash available to fund cash requirements; accordingly, they should not be considered alternatives to net income or loss as a performance measure or cash flows from operations as reported on our statement of cash flows as a liquidity measure and should be considered in addition to, and not in lieu of, GAAP financial measures.

We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT defines FFO as GAAP net income or loss adjusted to exclude real estate related depreciation and amortization, as well as extraordinary items (as defined by GAAP) such as net gain or loss from sales of depreciable real estate assets, impairment write-downs associated with depreciable real estate assets and impairments associated with the implementation of current expected credit losses on commercial loans and investments at the time of origination, including the pro rata share of such adjustments of unconsolidated subsidiaries. The Company also excludes the gains or losses from sales of assets incidental to the primary business of the REIT which specifically include the sales of investment securities, if any, in addition to the mark-to-market of the Company’s investment securities. To derive AFFO, we further modify the NAREIT computation of FFO to include other adjustments to GAAP net income or loss related to non-cash revenues and expenses such as loss on extinguishment of debt, amortization of above- and below-market lease related intangibles, straight-line rental revenue, amortization of deferred financing costs, non-cash compensation, and other non-cash adjustments to income or expense. Such items may cause short-term fluctuations in net income or loss but have no impact on operating cash flows or long-term operating performance. We use AFFO as one measure of our performance when we formulate corporate goals.

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

Reconciliation of Non-GAAP Measures (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Income (Loss)	$5,012	$(1,423)	$11,861	$(4,483)
Depreciation and Amortization	6,881	6,597	20,901	20,609
Provision for Impairment and Adjustment to CECL Reserve	(76)	1,915	809	6,749
Loss (Gain) on Disposition of Assets	(272)	46	(369)	(2,043)
Unrealized Loss on Investment Securities	56	—	56	—
Funds From Operations	$11,601	$7,135	$33,258	$20,832
Distributions to Preferred Stockholders	(1,245)	—	(3,554)	—
Funds From Operations Attributable to Common Stockholders	$10,356	$7,135	$29,704	$20,832
Adjustments:
Amortization of Intangible Assets and Liabilities to Lease Income	(256)	(176)	(733)	(422)
Straight-Line Rent Adjustment	(191)	(177)	(508)	(539)
Non-Cash Compensation	95	95	285	285
Amortization of Deferred Financing Costs to Interest Expense	303	197	871	591
Other Non-Cash Adjustments	116	54	267	162
Adjusted Funds From Operations Attributable to Common Stockholders	$10,423	$7,128	$29,886	$20,909

Weighted Average Number of Common Shares:
Basic	17,694,160	14,158,190	16,776,481	14,328,245
Diluted	18,918,014	15,382,044	18,000,335	15,552,099

Supplemental Disclosure:
PIK Interest Earned	$900	$—	$2,373	$—
PIK Interest Paid	—	—	50	—
PIK Interest Earned in Excess of Cash Paid	$900	$—	$2,323	$—

Other Data (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
FFO Attributable to Common Stockholders	$10,356	$7,135	$29,704	$20,832
FFO Attributable to Common Stockholders per Diluted Share	$0.55	$0.46	$1.65	$1.34

AFFO Attributable to Common Stockholders	$10,423	$7,128	$29,886	$20,909
AFFO Attributable to Common Stockholders per Diluted Share	$0.55	$0.46	$1.66	$1.34

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates include those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition or results of operations. Our most significant estimate is as follows:

Purchase Accounting for Acquisitions of Real Estate Subject to a Lease. As required by GAAP, the fair value of the real estate acquired with in-place leases is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of leasing costs, based in each case on their relative fair values. In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as other assets or liabilities based on the present value. The assumptions underlying the allocation of relative fair values are based on market information including, but not limited to: (i) the estimate of replacement cost of improvements under the cost approach, (ii) the estimate of land values based on comparable sales under the sales comparison approach, and (iii) the estimate of future benefits determined by either a reasonable rate of return over a single year’s net cash flow, or a forecast of net cash flows projected over a reasonable investment horizon under the income capitalization approach. The underlying assumptions are subject to uncertainty and thus any changes to the allocation of fair value to each of the various line items within the Company’s consolidated balance sheets could have an impact on the Company’s financial condition as well as results of operations due to resulting changes in depreciation and amortization as a result of the fair value allocation. The acquisitions of real estate subject to this estimate totaled five properties for a combined purchase price of $60.0 million, including capitalized acquisition costs, for the nine months ended September 30, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation, as required by Rules 13(a)-15 and 15(d)-15 of the Exchange Act was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO have concluded that the design and operation of the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be a party to certain legal proceedings, incidental to the normal course of business. The Company is not currently a party to any pending or threatened legal proceedings that we believe could have a material adverse effect on the Company’s business or financial condition.

ITEM 1A. RISK FACTORS

As of September 30, 2026, there have been no material changes in our risk factors from those set forth under the heading Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”). The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit 2.1	Purchase and Sale Agreement, dated October 5, 2026 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 9, 2026).

Exhibit 3.1	Articles of Amendment and Restatement of Alpine Income Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 3, 2019).

Exhibit 3.2	Third Amended and Restated Bylaws of Alpine Income Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 3, 2023).

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

† Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(2). The omitted information is not material and is the type of information that the Company customarily and actually treats as private and confidential.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALPINE INCOME PROPERTY TRUST, INC.
(Registrant)

October 22, 2026	By:	/s/ John P. Albright
John P. Albright President and Chief Executive Officer (Principal Executive Officer)

October 22, 2026	By:	/s/ Philip R. Mays
Philip R. Mays, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
October 22, 2026	By:	/s/ Lisa M. Vorakoun
Lisa M. Vorakoun, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)